Form 10-Q
period 2012-10-31
AMBARELLA INC
filed 2012-12-17
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-35667

AMBARELLA, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0459628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2975 San Ysidro Way Santa Clara, California	95051
(Address of principal executive offices)	(Zip Code)

(408) 734-8888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s ordinary share, $0.00045 par value, outstanding at October 31, 2012 was: 26,093,016.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31,	January 31,
	2012	2012
ASSETS
Current assets:
Cash	$94,820	$58,944
Accounts receivable, net	18,243	9,485
Inventories	9,141	6,786
Restricted cash	270	517
Deferred tax assets, current	1,333	861
Prepaid expenses and other current assets	1,516	1,226

Total current assets	125,323	77,819
Property and equipment, net	2,283	1,686
Deferred tax assets, non-current	426	426
Intangible assets, net	—	270
Other assets	1,520	1,538

Total assets	$129,552	$81,739

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	9,345	6,481
Accrued liabilities	12,591	7,931
Income taxes payable	1,115	530
Deferred revenue, current	3,412	8,002

Total current liabilities	26,463	22,944
Deferred revenue, non-current	—	200
Other long-term liabilities	1,115	1,246

Total liabilities	27,578	24,390

Redeemable convertible preference shares (Note 8):
Series A, B, C and D redeemable convertible preference shares, $0.00045 par value per share - 5,611,111, 3,665,550, 3,027,777 and 2,222,222 shares authorized at January 31, 2012, respectively; 5,611,107, 3,629,253, 3,027,771 and 1,047,596 shares issued and outstanding at January 31, 2012, respectively; initial liquidation preference of $10,100, $13,000, $16,350 and $11,785 at January 31, 2012, respectively	—	50,900

Shareholders’ equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2012; no shares authorized, issued and outstanding at January 31, 2012;	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 and 44,444,444 shares authorized at October 31, 2012 and at January 31, 2012, respectively; 26,093,016 shares issued and outstanding at October 31, 2012; 7,600,869 shares issued and outstanding at January 31, 2012	12	3
Additional paid-in capital	85,196	4,225
Retained earnings	16,766	2,221

Total shareholders’ equity	101,974	6,449

Total liabilities, redeemable convertible preference shares and shareholders’ equity	$129,552	$81,739

See accompany notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenue	$35,669	$28,778	$89,548	$72,686
Cost of revenue	12,679	10,093	28,821	24,656

Gross profit	22,990	18,685	60,727	48,030

Operating expenses:
Research and development	10,802	9,169	31,631	27,611
Selling, general and administrative	4,603	3,806	12,812	11,261

Total operating expenses	15,405	12,975	44,443	38,872
Income from operations	7,585	5,710	16,284	9,158
Other income (loss), net	137	3	139	(21)

Income before income taxes	7,722	5,713	16,423	9,137
Provision for income taxes	1,005	665	1,878	1,093

Net income	$6,717	$5,048	$14,545	$8,044

Net income per share attributable to ordinary shareholders:
Basic	$0.27	$0.21	$0.55	$0.28

Diluted	$0.25	$0.19	$0.51	$0.26

Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	12,068,819	8,046,362	9,049,864	7,946,206

Diluted	13,415,091	9,513,055	10,506,293	9,465,640

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net income	$14,545	$8,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	545	444
Loss on disposal of long-lived assets	2	15
Amortization of other intangible assets	270	405
Stock-based compensation	3,441	2,645
Change in value of warrants	(149)	53
Changes in operating assets and liabilities:
Accounts receivable	(8,758)	(953)
Inventories	(2,355)	(2,515)
Prepaid expenses and other current assets	(290)	(1,311)
Deferred tax assets	(472)	4
Other assets	17	(34)
Accounts payable	2,259	(2,158)
Accrued liabilities	4,202	2,465
Income taxes payable	585	340
Deferred revenue	(4,790)	(1,705)

Net cash provided by operating activities	9,052	5,739

Cash flows from investing activities:
Restricted Cash	247	(268)
Proceeds from sale of shares in a private company	—	102
Purchase of property and equipment	(997)	(440)
Purchase of intangible assets	—	(630)

Net cash used in investing activities	(750)	(1,236)

Cash flows from financing activities:
Net proceeds from exercise and repurchase of stock options	933	1,177
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	26,641	—

Net cash provided by financing activities	27,574	1,177

Net increase in cash and cash equivalents	35,876	5,680
Cash and cash equivalents at beginning of period	58,944	41,896

Cash and cash equivalents at end of period	$94,820	$47,576

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,897	$755

Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$147	$43

Supplemental disclosure of noncash financing activities:
Increase in accrued liabilities related to non-monetary financing activities	$1,245	$—

Conversion of convertible preference shares to ordinary shares	$50,900	$—

Conversion of convertible preference share warrants to ordinary share warrants	$110	$—

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the “Company”) was incorporated in the Cayman Islands on January 15, 2004. The Company is a developer of semiconductor processing solutions for video that enable high-definition video capture, sharing and display. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrate high-definition video processing, image processing, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption.

The Company sells its solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally.

Effective August 24, 2012, the Company’s board of directors and shareholders approved a reverse stock split of one (1) ordinary share for every four and one half (4.5) authorized, issued and outstanding ordinary shares and one (1) preference share for every four and one half (4.5) authorized, issued and outstanding preference shares (the “Stock Split”). Upon approval of the Stock Split, the ordinary shares and preference shares outstanding and the number of ordinary shares and preference shares covered by each outstanding right, option, warrant or arrangement were proportionately decreased to reflect the Stock Split and the exercise or purchase price of each such right, option, warrant or arrangement was proportionately increased to reflect the Stock Split. The Company is authorized to accept the surrender of fractional shares resulting from the Stock Split from any shareholder that elects to forego payment for such fractional shares.

On October 15, 2012, the Company closed its initial public offering, or IPO, of 6,000,000 ordinary shares inclusive of 1,095,349 shares sold by certain shareholders of the Company. The public offering price of the shares sold in the offering was $6.00 per share. The net proceeds from the offering to the Company were $25.4 million after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all outstanding convertible preference shares converted into ordinary shares on a one-to-one basis and all outstanding warrants to purchase convertible preference shares converted into warrants to purchase ordinary shares.

Basis of presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s final prospectus (“Prospectus”) filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended with the U.S. Securities and Exchange Commission on October 10, 2012. The accounting policies are described in the “ Notes to Consolidated Financial Statements ” in the Prospectus and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended October 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Basis of Consolidation

The Company’s fiscal year ends on January 31. The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Actual results could differ from those estimates.

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) the collectability of accounts receivable; (ii) write down for excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) impairment of long-lived assets and financial instruments; (v) warranty obligations; (vi) the valuation of equity instruments; (vii) the realization of tax assets and estimates of tax liabilities and tax reserves; and (viii) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements, and the valuation of preference and ordinary shares. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances.

Concentration of Risk

The Company’s products are manufactured, assembled and tested by third-party contractors located primarily in Asia. The Company does not have long-term agreements with these contractors. A significant disruption in the operations of one or more of these contractors would impact the production of the Company’s products which could have a material adverse effect on its business, financial condition and results of operations.

A substantial portion of the Company’s revenue is derived from sales through its logistics provider, which serves as its non-exclusive sales representative in all of Asia other than Japan, and through one direct ODM customer. Termination of the relationship with these two customers could result in a temporary or permanent loss of revenue and obligation to repurchase unsold product. Furthermore, any credit issues from these two customers could impair their abilities to make timely payment to the Company. See Note 13 for additional information regarding concentration with these two customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company places its cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on deposits of its cash or cash equivalents. The Company does not hold or issue financial instruments for trading purposes.

The Company performs ongoing credit evaluations of each of its customers and adjusts credit limits based upon payment history and the customer’s credit worthiness. The Company regularly monitors collections and payments from its customers.

Foreign Currency Transactions

The U.S. dollar is the functional currency for the Company and its subsidiaries. Monetary assets and liabilities denominated in non-U.S. currencies are re-measured to U.S. dollars using current exchange rates in effect at the balance sheet date. Nonmonetary assets and liabilities are re-measured to U.S. dollars using historical exchange rates. Monetary and other accounts are re-measured to U.S. dollars using average exchange rates in effect during each period. Gains or losses from foreign currency re-measurement are included in other income (loss), net in the condensed consolidated statements of operations, and, to date, have not been material.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with maturities of less than three months at the time of purchase to be cash equivalents. Investments with maturities at the time of acquisition greater than three months are classified as short-term investments. There were no cash equivalents and short-term investments as of October 31, 2012 and January 31, 2012, respectively.

Cost Method Investment

The Company accounts for its investment in a privately held company under the cost method and reports the investment in other non-current assets. The Company monitors the carrying value of the investment and records a reduction in carrying value when a decline in value is deemed to be other than temporary. To date, the Company has not recognized any impairment losses related to this investment.

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not include finance charges. The Company performs ongoing credit evaluation of its customers and generally requires no collateral. The Company assesses the need for allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments by considering factors such as historical collection experience, credit quality, aging of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. There were no write-offs of accounts receivable for the nine months ended October 31, 2012 and 2011, respectively. There was no allowance for doubtful accounts recorded as of October 31, 2012 and January 31, 2012, respectively.

Fair Market Value of Financial Instruments

The carrying amount reflected in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, approximate fair value due to the short-term nature of these financial instruments. The fair market value of outstanding warrants to purchase redeemable convertible preference shares is described in Note 8.

Inventories

The Company records inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting basis has been established and, accordingly, any associated reserve is not reversed until the inventory sold or scrapped.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of three years for computer equipment, computer software, machinery and equipment. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. Repairs and maintenance are charged to expense as incurred.

Intangible Assets

Technology licenses purchased from third parties and which can be used in alternative research and development projects are capitalized as intangible assets. Capitalized costs are amortized over an estimated economic useful life under a straight-line method and recorded as research and development expenses.

Impairment of Long-Lived Assets

The Company records long-lived assets at cost and evaluates them for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. When the sum of the expected future undiscounted cash flows expected to be generated by the related asset group is less than its carrying amount, an impairment loss would be recognized. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s estimated fair value. To date, the Company has not recognized any impairment losses related to long-lived assets.

Revenue Recognition

The Company generates revenue from the sale of its SoCs to OEMs or ODMs, either directly or through logistics providers. Revenue from sales directly to OEMs and ODMs is recognized upon shipment provided persuasive evidence of an arrangement exists, legal title to the products and risk of goods have transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company provides its logistics providers with the right to return excess levels of inventory and with future price adjustments. Given the inability to reasonably estimate these price changes and returns, revenue and costs related to shipments to logistics providers are deferred until the Company has received notification from its logistics providers that they have sold the Company’s products. Information reported by the Company’s logistics providers includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to a logistics provider, the Company records a trade receivable as there is a legally enforceable right to receive payment, reduces inventory for the value of goods shipped as legal title has passed to the logistics provider and defers the related margin as deferred revenue in the consolidated balance sheets. Any price adjustments are recorded as a reduction to deferred revenue at the time the adjustments are agreed upon.

Arrangements with certain OEM customers provide for pricing that is dependent upon the end products into which the Company’s SoCs are used. These arrangements may also entitle the Company to a share of the product margin ultimately realized by the OEM. The minimum guaranteed amount of revenue related to the sale of products subject to these arrangements is recognized upon shipment as persuasive evidence of the arrangement exists, legal title to the products has transferred, the fee is fixed and collection of the resulting receivable is reasonably assured. Any amounts at the date of shipment invoiced in excess of the minimum guaranteed contract price are deferred until the additional amounts the Company is entitled to are fixed or determinable. Additional amounts earned by the Company resulting from margin sharing arrangements and determination of the end products into which the products are ultimately incorporated are recognized when end customer sales volume is reported to the Company.

The Company also sells a limited amount of software under perpetual licenses that include post-contract customer support, or PCS. The Company does not have evidence of fair value for the PCS and, accordingly, license revenue is recognized ratably over the estimated support period in accordance with ASC 985, Software Revenue Recognition. The revenue from those licenses comprised 1% and 3% of the Company’s revenue for the three months ended October 31, 2012 and 2011, respectively. The revenue from those licenses comprised 2% and 3% of the Company’s revenue for the nine months ended October 31, 2012 and 2011, respectively.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Warranty Costs

The Company typically provides warranty on its products. The Company accrues for the estimated warranty costs at the time when revenue is recognized. The warranty accruals are regularly monitored by management based upon historical experience and any specifically identified failures. While the Company engages in extensive product quality assessment, actual product failure rates, material usage or service delivery costs could differ from estimates and revisions to the estimated warranty liability would be required. The Company’s warranty accrual has not been material to date.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, cost of fabrication of masks for prototype products, other development materials costs, depreciation of equipment used in research and development and allocation of facilities costs.

Selling, General and Administrative

Selling, general and administrative expense consists of salaries, stock-based compensation, employee benefits, travel and trade show costs, legal, finance and human resources personnel. In addition, these expenses include fees for professional services and occupancy costs. Advertising expenses have not been material to date.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in accrued expenses.

Income Taxes

The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company applies authoritative guidance for the accounting for uncertainty in income taxes. The guidance requires that tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. Upon estimating the Company’s tax positions and tax benefits, the Company considered and evaluated numerous factors, which may require periodic adjustments and which may not reflect the final tax liabilities. The Company adjusts its financial statements to reflect only those tax positions that are more likely than not to be sustained under examination.

As part of the process of preparing consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets, which are included in the consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the consolidated statements of operations become deductible expenses under applicable income tax laws, or loss or credit carryforwards are utilized.

In assessing whether deferred tax assets may be realized, management considers whether it is more likely than not that some portion or all of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The Company made estimates and judgments about its future taxable income based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from estimates, the amount of valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required.

Stock-Based Compensation

The Company measures stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognizes that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. The Company estimates the fair value of awards of restricted stock units, or RSUs, based on the fair value of its ordinary shares on the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of each option grant. Determining the fair value of stock-based awards on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. The expected term was calculated using the simplified method as prescribed by the guidance provided by the Securities and Exchange Commission, as neither relevant historical experience nor other relevant data are available to estimate future exercise behavior. The expected volatility is based on the historical volatilities of similar entities whose share prices are publicly available. The risk-free interest rate is derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those options that are expected to vest. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from estimates.

The Company recognizes non-employee stock-based compensation expense based on the estimated fair value of the equity instrument determined by the Black-Scholes option pricing model. The fair value of the non-employee awards is remeasured at each reporting period until services required under the arrangement are completed, which is the vesting date.

Net Income (Loss) Per Ordinary Share

The Company applies the two-class method to calculate and present net income (loss) per ordinary share. Under the two-class method, net income is allocated between ordinary shares and other participating securities based on their participating rights. Participating securities are defined as securities that may participate in undistributed earnings with ordinary shares, whether that participation is conditioned upon the occurrence of a specified event or not. Basic net income (loss) per share is computed by dividing net income (loss) allocable to ordinary shares by the weighted-average number of ordinary shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) allocable to ordinary shares and income allocable to participating securities, to the extent they are dilutive, by the weighted-average number of ordinary shares outstanding, including the dilutive effects of participating securities on an if-converted basis plus the dilutive effects of ordinary shares. The Company’s potential dilutive ordinary share equivalents consist of incremental ordinary shares issuable upon the exercise of options, upon conversion of its redeemable convertible preference shares and upon exercise of warrants.

Effective April 1, 2009, the Company adopted the new accounting guidance for determining whether instruments granted in stock-based payment transactions are participating securities. The guidance clarified that stock-based payment awards that have not yet vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. These participating securities should be included in the computation of basic net income per share under the two-class method. The Company has concluded that its non-vested early-exercised options meet the definition of a participating security and should be included in the Company’s computation of basic earnings per share. The net income per share data presented for all prior periods has been prepared to conform to the provisions of this accounting guidance.

Comprehensive Income (Loss)

There are no differences between comprehensive income or loss as defined by ASC 220, Comprehensive Income, and net income or loss as reported in the Company’s statement of operations.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards (“IFRS”). The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company’s interim period ending April 30, 2012. The adoption of this amendment did not have a material impact on the Company’s financial position, results of operations or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, requiring entities to present comprehensive income in either a single continuous statement or in two separate, but consecutive financial statements. A single statement must present the components of net income, total net income, components of other comprehensive income, total other comprehensive income and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new requirements do not change, under either accounting framework, which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per-share computation does not change. The Company adopted this guidance, which did not have an impact on its financial position, results of operations or disclosures and as such, no separate statement is presented.

2. Restricted Cash

The Company had a certificate of deposit of $0.3 million and $0.5 million as of October 31, 2012 and January 31, 2012, respectively. The certificate of deposit was in Taiwan Cooperative Bank and was pledged in connection with a request for an application for Taiwan government research and development grants. The pledge is restricted for use until December 2012 and has been recorded as restricted cash on the consolidated balance sheet.

3. Inventories

Inventory at October 31, 2012 and January 31, 2012 consisted of the following:

	As of October 31, 2012	As of January 31, 2012
	(in thousands)
Work-in-progress	$4,258	$3,233
Finished goods	4,883	3,553

Total	$9,141	$6,786

4. Property and Equipment, Net

Depreciation and amortization expense was approximately $0.2 million and $0.1 million for the three months ended October 31, 2012 and 2011, respectively. Depreciation and amortization expense was approximately $0.5 million and $0.4 million for the nine months ended October 31, 2012 and 2011, respectively. Property and equipment at October 31, 2012 and January 31, 2012 consisted of the following:

	As of October 31, 2012	As of January 31, 2012
	(in thousands)
Computer equipment and software	$2,845	$2,481
Machinery and equipment	2,017	1,951
Furniture and fixtures	395	346
Leasehold improvements	630	543
Construction in progress	547	—

	6,434	5,321
Less: accumulated depreciation and amortization	(4,151)	(3,635)

Total property and equipment, net	$2,283	$1,686

5. Intangible Assets

Intangible assets at October 31, 2012 and January 31, 2012 consisted of the following:

	As of October 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(unaudited)
Intellectual asset	$2,400	$2,400	$—

	As of January 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intellectual asset	$2,400	$2,130	$270

Intangible assets are recorded at cost and amortized over their estimated useful lives of three years. There was no aggregated amortization expense for the three months ended October 31, 2012. The aggregated amortization expense for the three months ended October 31, 2011 was $0.1 million. The aggregated amortization expense for the nine months ended October 31, 2012 and 2011 was $0.3 million and $0.4 million, respectively.

6. Accrued Liabilities

Accrued liabilities at October 31, 2012 and January 31, 2012 consisted of the following:

	As of October 31, 2012	As of January 31, 2012
	(in thousands)
Accrued employee compensation	$6,900	$4,642
Refundable exercised unvested option	268	470
Accrued warranty	356	404
Accrued rebates	251	233
Accrued product development costs	1,798	679
Other accrued liabilities	3,018	1,503

Total accrued liabilities	$12,591	$7,931

7. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at October 31, 2012 and January 31, 2012 consisted of the following:

	As of October 31, 2012	As of January 31, 2012
	(in thousands)
Deferred revenue on product shipments	$3,132	$6,968
Deferred revenue from licenses	942	1,955
Deferred cost of revenue on product shipments	(662)	(721)

Total deferred income	$3,412	$8,202

The deferred income as of October 31, 2012 decreased primarily due to renegotiations of purchase agreements with an infrastructure customer resulting in the release of $3.4 million of deferred revenue in the nine months ended October 31, 2012.

8. Capital Stock

Redeemable Convertible Preference shares

In connection with the Company’s IPO on October 10, 2012, all 13,315,727 outstanding redeemable convertible preference shares were converted into ordinary shares on a one-to-one basis. As a result, following the IPO, the Company has no outstanding redeemable convertible preference shares.

Preference shares

After completion of the IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There are no shares issued and outstanding as of October 31, 2012.

Warrants

In connection with a financing agreement in 2004, the Company issued warrants to purchase Series B redeemable convertible preference shares at an exercise price of $3.582 per share. The warrants are fully vested and are exercisable through December 2014. As of January 31, 2012, a total of 36,292 warrants were outstanding.

In June 2005, the FASB issued authoritative guidance on the classification of freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable). The guidance requires liability classification for warrants issued that are exercisable into convertible preferred stock. Liability classification requires the warrants to be remeasured to their fair value for each reporting period. At January 31, 2012, the fair value of the warrants of $259,000 was included in accrued liabilities.

Prior to the closing of IPO, the Company utilized the Black-Scholes option pricing model to determine the fair value of the warrants of the redeemable convertible preference shares, including the consideration of underlying ordinary share price, a risk-free interest rate, expected term and expected volatility. The warrants were revalued up to the closing of IPO and any change in fair value has been recorded in other income (loss).

The warrants to purchase 36,292 redeemable convertible preference shares converted to warrants to purchase ordinary shares in connection with the IPO on October 10, 2012, and as a result, $110,000 of aggregate fair market value was reclassified from liabilities to shareholders’ equity. The warrants have not been exercised as of October 31, 2012.

Ordinary shares

200,000,000 and 44,444,444 ordinary shares were authorized at October 31, 2012 and January 31, 2012, respectively. As of October 31, 2012 and January 31, 2012, the following ordinary shares were reserved for future issuance:

	As of October 31, 2012	As of January 31, 2012
Shares reserved for redeemable convertible preference shares	—	13,315,727
Shares reserved for options and restricted stock units	5,823,889	4,924,551
Shares reserved for employee stock purchase plan	460,445	—
Shares reserved for warrants	36,292	36,292

9. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for all of its eligible U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to the Internal Revenue Service annual contribution limitation. The Company is responsible for administrative costs of the Plan. The Company has not had any matching contributions to date.

Stock Option Plans

2004 Stock Plan. The board of directors adopted, and the shareholders approved, the 2004 Stock Plan, as amended, (the “2004 Plan”). The 2004 Plan was last amended on August 28, 2012. The 2004 Plan provides for the grant of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), nonstatutory stock options (“NSOs”), stock purchase rights to acquire restricted stock and restricted stock units. Upon the completion of the IPO, no additional awards will be granted under the 2004 Plan and the 2004 Plan was terminated. However, all outstanding stock options and other awards previously granted under the 2004 Plan will remain subject to the terms of the 2004 Plan.

2012 Equity Incentive Plan. The board of directors has adopted, and the shareholders have approved, the 2012 Equity Incentive Plan, (the “EIP”). The EIP became effective on October 8, 2012. The EIP permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to employees of the Company and any of the Company’s subsidiary corporations, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, deferred stock units and dividend equivalents to employees, directors and consultants of the Company and any of the Company’s subsidiary corporations’ employees and consultants.

The exercise price of ISOs granted to a holder of more than 10% of the voting power of all classes of the Company’s shares shall be no less than 110% of the estimated fair market value on the grant date. The exercise price of ISOs granted to other employees and NSOs shall be no less than 100% of estimated fair market value on the grant date. Options granted under the Plans have a term of up to 10 years from grant date. Options granted to new employees generally vest 25% on the first anniversary date of the grant and the remainder ratably over the following 36 months. Vesting schedules for other grants to employees vary and are subject to approval by the board of directors.

In the third quarter of fiscal year 2013, the Company’s board of directors granted restricted stock units, or RSUs, covering a total of 344,671 ordinary shares. The estimated fair value on the grant date was $9.99 per ordinary share. Pursuant to the terms of the awards, 1/16th of the RSUs shall vest each 3 months following the vesting commencement date, so as to be 100% vested on the fourth anniversary of the vesting commencement date (the “Time-Based Vesting Schedule”); provided, however, that the RSUs shall not vest at all until a Liquidity Event has occurred, at which time the Time-Based Vesting Schedule shall apply, subject to the RSU holder continuing to provide services to the Company through such vesting dates. For purpose of the RSUs, “Liquidity Event” means either (i) the expiration of the lock-up period that commenced on October 10, 2012 and will end on April 8, 2013 applicable in connection with the Company’s IPO, or (ii) a change in control of the Company. The lock-up period is not a contingent condition, and, accordingly, beginning at the IPO, a cumulative expense for the portion of the RSUs that had met the service condition was recognized. For the three and nine months ended October 31, 2012, a total of $0.5 million stock-based compensation expense related to the RSUs was recognized. As of October 31, 2012, total unrecognized compensation cost related to unvested RSUs was $3.0 million and is expected to be recognized over a weighted –average period of 3.87 years.

2012 Employee Stock Purchase Plan. The board of directors has adopted, and the shareholders have approved, the 2012 Employee Stock Purchase Plan, or ESPP, which became effective upon the completion of IPO. The ESPP permits eligible participants to purchase ordinary shares at a discount through contributions of up to 10% of their eligible compensation, subject to any IRS limitations. The ESPP provides for offering and purchase periods of six months in duration, except for the first offering period that commenced on the occurrence of the IPO and will end on September 16, 2013. The purchase price of shares is 85% of the lower of the closing market value of the Company’s ordinary shares on the first trading day of each offering period or on the exercise date.

Certain employees have the right to early exercise unvested options, subject to repurchase rights held by the Company at their original purchase price upon termination of employment until vested. As of October 31, 2012 and January 31, 2012, a total of 82,468 and 76,982 shares of unvested early exercised options were repurchased, respectively. There were 71,402 and 122,064 unvested shares subject to the Company’s repurchase rights as of October 31, 2012 and January 31, 2012, respectively.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation:
Cost of revenue	$30	$15	$59	$37
Research and development	905	506	1,979	1,269
Selling, general and administrative	550	398	1,403	1,339

Total stock-based compensation	$1,485	$919	$3,441	$2,645

As of October 31, 2012, total unrecognized compensation cost related to unvested stock options was $8.0 million and is expected to be recognized over a weighted-average period of 2.4 years. As of January 31, 2012, total unrecognized compensation cost related to unvested stock options was $9.5 million and is expected to be recognized over a weighted-average period of 2.70 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Stock Options:
Volatility	66%	66%	66%	65%
Risk-free interest rate	0.89%	1.23%	0.93%	1.64%
Expected term (years)	6.05	6.05	6.05	6.05
Dividend yield	—	—	—	—

Employee stock purchase plan awards:
Volatility	51%	—	51%	—
Risk-free interest rate	0.18%	—	0.18%	—
Expected term (years)	0.94	—	0.94	—
Dividend yield	—	—	—	—

The following table summarizes stock option activities for the nine months ended October 31, 2012:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining
		Weighted-	Average	options	Contactual	Aggregate
		Average	Grant-date	Exercised	Term	Intrinsic Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2012	4,375,906	5.63
Granted	385,206	8.75	$5.21
Exercised	(271,769)	3.43		$1,776
Forfeited	(129,238)	7.00

Outstanding at October 31, 2012	4,360,105	6.00			6.98	$9,055

Exercisable at October 31, 2012	3,005,705	5.03			6.32	$8,371

Vested and expected to vest at October 31, 2012	4,285,956	5.96			6.95	$9,015

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and expected-to-vest options are calculated based on the difference between the exercise price and the fair market value of the Company’s ordinary share on reporting date. The closing price of the Company’s stock was $7.22 on October 31, 2012, as reported by the NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair market value of the Company’s ordinary shares as of the exercise date.

The following table summarizes information about stock options outstanding as of October 31, 2012:

Range of Exercise Prices	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average
		Remaining
		Contractual	Weighted-		Weighted-
	Shares	Life	Average	Shares	Average
	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.18 - $0.36	94,443	1.76	$0.23	94,443	$0.23
$0.37 - $0.63	41,912	3.58	0.63	41,912	0.63
$0.64 - $1.22	467,393	4.42	1.21	467,393	1.21
$1.23 - $3.20	1,198,042	6.04	3.04	1,067,812	3.03
$3.21 - $6.62	390,028	7.13	6.43	243,200	6.61
$6.63 - $9.99	2,168,287	8.31	8.94	1,090,945	8.86

	4,360,105	6.98	$6.00	3,005,705	$5.03

The following table summarizes restricted stock units activities for the nine months ended October 31, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2012	—	$—
Granted	344,671	9.99
Vested	—	—
Forfeited	(1,687)	9.99

Unvested at October 31, 2012	342,984	$9.99

As of October 31, 2012, the aggregate intrinsic value of unvested restricted stock units was $2.5 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined at each grant date and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation was not material for the nine months ended October 31, 2012. There was no non-employee stock-based compensation recorded for the nine months ended October 31, 2011.

Modification of Stock-based Compensation

During the second quarter of fiscal year 2012, the Company modified certain stock-based awards outstanding for Mr. Victor Lee, the Company’s former chief financial officer. Pursuant to a severance agreement with Mr. Lee, the Company (i) immediately accelerated 12 months of vesting of outstanding options held by Mr. Lee to the extent such options vest based solely on service to the Company over time, and (ii) accelerated the vesting of an aggregate additional 22,222 shares. In addition, the Company extended the post-termination exercise period of vested outstanding options to the earlier of (a) two-year anniversary of completion of the Company’s initial public offering or (b) the expiration of the option by its terms. Upon the modification of Mr. Lee’s stock-based awards, the Company recognized an additional $206,000 in stock-based compensation in the second quarter of fiscal year 2012.

10. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted income per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Numerator:
Net income	$6,717	$5,048	$14,545	$8,044
Less: amount allocable to preference shareholders	(3,456)	(3,338)	(9,517)	(5,782)
Less: amount allocable to unvested early exercised options	(18)	(39)	(53)	(50)

Net income allocable to ordinary shareholders - basic	$3,243	$1,671	$4,975	$2,212

Undistributed earnings reallocated to ordinary shareholders	155	173	432	240

Net income allocable to ordinary shareholders - diluted	$3,398	$1,844	$5,407	$2,452

Denominator:
Weighted-average ordinary shares outstanding	12,137,555	8,233,203	9,146,617	8,124,284
Less: weighted-average unvested early exercised options subject to repurchase	(68,736)	(186,841)	(96,753)	(178,078)

Weighted-average ordinary shares - basic	12,068,819	8,046,362	9,049,864	7,946,206

Effect of potentially dilutive securities:
Employee stock options	1,346,272	1,466,693	1,456,429	1,519,434

Weighted-average ordinary shares - diluted	13,415,091	9,513,055	10,506,293	9,465,640

Net income per ordinary share:
Basic	$0.27	$0.21	$0.55	$0.28

Diluted	$0.25	$0.19	$0.51	$0.26

Earnings per share (EPS) of ordinary shares was calculated using the two-class method required for participating securities. Prior to the date of the IPO, all series of convertible preference shares were considered to be participating securities due to their non-cumulative dividend rights. In connection with the Company’s IPO in October 2012, all outstanding convertible preference shares converted to ordinary shares. Net income has been allocated to the ordinary shares, redeemable convertible preference shares and unvested early exercised options based on their respective rights to share in dividends and weighted average outstanding during the periods.

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per share computation as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Options to purchase ordinary shares	2,245,018	1,877,723	2,122,643	1,581,034
Restricted stock units	242,014	—	80,671	—
Employee stock purchase plan	81,422	—	28,321	—
Allotment shares	216,000	—	72,000	—
Early exercised options subject to repurchase	68,736	186,841	96,753	178,078
Redeemable convertible preference shares (if-converted basis)	9,986,795	12,268,131	12,197,983	12,268,131
Warrants to purchase redeemable convertible preference shares (if-converted basis)	27,219	36,292	33,246	36,292

	12,867,204	14,368,987	14,631,617	14,063,535

11. Income Taxes

The Company reported the following income tax for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Income tax expense	$1,005	$665	$1,878	$1,093

The Company recognized income tax expense of approximately $1.0 million and $0.7 million for the three months ended October 31, 2012 and 2011, respectively. The estimated effective tax rate was 13.0% and 11.6% for the three months ended October 31, 2012 and 2011, respectively. The effective tax rate for the three months ended October 31, 2012 was higher than the effective tax rate for the three months ended October 31, 2011 primarily due to a change in the mix of earnings in various geographic jurisdictions between the two periods and the expiration of the U.S. federal research credit on December 31, 2011. The Company recognized income tax expense of approximately $1.9 million and $1.1 million for the nine months ended October 31, 2012 and 2011, respectively. The estimated effective tax rate was 11.4% and 12.0% for the nine months ended October 31, 2012 and 2011, respectively. The effective tax rate for the nine months ended October 31, 2012 was lower than the effective tax rate for the nine months ended October 31, 2011 primarily due to a change in the mix of earnings in various geographic jurisdictions between the two periods.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2005 to 2012 remain open to examination by U.S. federal tax authorities and the tax years 2004 to 2010 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2012 remain open to examination by material foreign tax authorities.

The Company is subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2012, the gross amount of unrecognized tax benefits was approximately $2.3 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

12. Commitments and Contingencies

The Company leases its principal facilities and purchased time-based software licenses under operating agreements with various expiration dates through November 2015. Net rental expenses for the three months ended October 31, 2012 and 2011 were approximately $1.1 million and $1.0 million, respectively. Net rental expenses for the nine months ended October 31, 2012 and 2011 were approximately $3.2 million and $2.9 million, respectively. Future annual minimum lease payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
October 31, 2012
Fiscal Year	(in thousands)
2013	$1,171
2014	2,877
2015	572
2016	390
2017	10

$5,020

As of October 31, 2012, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $1.0 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, the $1.0 million liability was excluded from future minimum payment schedule as of October 31, 2012 presented above.

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of October 31, 2012 and January 31, 2012, total purchase commitments were approximately $21.1 million and $16.3 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet as of October 31, 2012 and January 31, 2012, respectively.

13. Segment Reporting

The Company operates in one reportable segment related to the development and sales of low-power, high-definition video products. The Chief Executive Officer of the Company has been identified as the Chief Operating Decision Maker (the “CODM”) and manages the Company’s operations as a whole and for the purpose of evaluating financial performance and allocating resources, the CODM reviews financial information presented on a consolidated basis accompanied by information by customer and geographic region.

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Hong Kong	$31,036	$24,782	$77,126	$61,348
Asia Pacific	63	143	314	848
United States	1,931	2,445	6,335	6,598
North America	783	444	1,431	980
Europe	1,856	964	4,342	2,912

Total revenue	$35,669	$28,778	$89,548	$72,686

As of October 31, 2012, substantially all of the Company’s long-lived tangible assets are located in the Asia Pacific region.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were a logistic provider and a direct ODM customer that accounted for approximately 78% and 82% of total revenue for the three months ended October 31, 2012 and 2011, respectively. The customers representing 10% or more of revenue and accounts receivable accounted for approximately 79% and 81% of total revenue for the nine months ended October 31, 2012 and 2011, respectively. Accounts receivable with these customers accounted for approximately $15.6 million and $7.8 million as of October 31, 2012 and January 31, 2012, respectively.

14. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of its total voting stock at the end of the year or if an officer or employee of an entity also serves on the board of directors.

Starting from the fiscal year 2008, the Company entered into several software license agreements with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and Director of Cadence. Under these license agreements, the Company committed to pay $5.1 million payable in 17 quarterly payments through June 2011. In April 2011, the Company committed to pay $5.1 million for additional licenses payable in 12 quarterly payments through January 2014. The Company paid $0.4 million for the three months ended October 31, 2012 and 2011, respectively. The Company paid $1.3 million and $1.5 million for the nine months ended October 31, 2012 and 2011, respectively. Operating lease expenses related to these agreements included in research and development cost were approximately $0.4 million for the three months ended October 31,

2012 and 2011, respectively. Operating lease expenses related to these agreements included in research and development cost were approximately $1.3 million and $1.2 million for the nine months ended October 31, 2012 and 2011, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech Microelectronics Co., Ltd, or Wintech, the Company’s logistics provider. Wintech, along with an affiliate, is a shareholder of the Company owning approximately 4.8% and 7.4% of the voting stock as of October 31, 2012 and January 31, 2012, respectively. The Company recognized revenue from sales to Wintech of approximately $21.4 million and $23.6 million for the three months ended October 31, 2012 and 2011, respectively. The Company recognized revenue from sales to Wintech of approximately $60.8 million and $59.0 million for the nine months ended October 31, 2012 and 2011, respectively. As of October 31, 2012 and January 31, 2012, the Company had receivables from Wintech of approximately $9.1 million and $7.8 million, respectively.

15. Subsequent Events

On November 6, 2012, a total of 900,000 ordinary shares were sold to the Company’s IPO underwriters in connection with their exercise of the over-allotment option. The net proceeds to the Company from the sale of these shares were approximately $5.0 million after deducting underwriting discounts and commissions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the year ended January 31, 2012 and management’s discussion and analysis of our financial condition and results of operations included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the U.S. Securities and Exchange Commission (SEC) on October 10, 2012 (the “Prospectus”).

This Quarterly Report on Form 10-Q, including this “Management’s discussion and analysis of financial condition and results of operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “targets,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity, our ability to develop new solutions, our future financial and operating performance, sales and marketing strategy, investment strategy, research and development, customer and supplier relationships, industry trends, our cash needs and capital requirements, expectations about seasonality, taxes, and operating expenses. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk factors,” Item 2 of Part I — “Management’s discussion and analysis of financial condition and results of operations,” elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

We are a leading developer of semiconductor processing solutions for video that enable high-definition, or HD, video capture, sharing and display. We combine our processor design capabilities with our expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. Our system-on-a-chip, or SoC, designs fully integrate HD video processing, image processing, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption.

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content for wearable sports cameras, automotive aftermarket cameras, Internet Protocol, or IP, security cameras, digital still cameras, or DSCs, telepresence cameras, camcorders and pocket video cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding and IP video delivery applications.

Our sales cycles typically require a significant investment of time and a substantial expenditure of resources before we can realize revenue from the sale of our solutions, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management and our sales personnel and software engineers. If successful, this process culminates in a customer’s decision to use our solutions in its system, which we refer to as a design win. Our sales efforts are typically directed to the OEM of the product that will incorporate our video and image processing solution, but the eventual design and incorporation of our SoC into the product may be handled by an ODM on behalf of the OEM. Volume production may begin within six to 18 months after a design win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once one of our solutions has been incorporated into a customer’s design, we believe that our solution is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning a product or substituting an alternative solution . Conversely, a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product.

On October 15, 2012, we closed our initial public offering (“IPO”) of 6,000,000 ordinary shares inclusive of 1,095,349 ordinary shares sold by certain shareholders of the Company. The public offering price of the shares sold in the offering was $6.00 per share. The total gross proceeds from the offering to us were $29.4 million and, after deducting underwriting discounts and commissions and offering expenses, the aggregate net proceeds received by us was approximately $25.4 million. We did not receive any proceeds from shares sold by the selling shareholders. Upon the closing of the IPO, all of our outstanding convertible preference shares converted into ordinary shares on a one-to-one basis and all outstanding warrants to purchase redeemable convertible preference shares converted into warrants to purchase ordinary shares. On November 6, 2012, a total of 900,000 ordinary shares were sold to our IPO underwriters in connection with their exercise of the over-allotment option. The total gross proceeds to us from the sale of the over-allotment shares were $5.4 million and, after deducting underwriting discounts and commissions, the net proceeds received by us was approximately $5.0 million.

Our total revenue was $35.7 million and $89.5 million for the three and nine months ended October 31, 2012, respectively, and $28.8 million and $72.7 million for the three and nine months ended October 31, 2011, respectively. Our net income was $6.7 million and $14.5 million for the three and nine months ended October 31, 2012, respectively, and $5.0 million and $8.0 million for the three and nine months ended October 31, 2011, respectively.

A substantial portion of our revenue is derived from sales through our logistics provider, Wintech Microelectronics Co., Ltd., (“Wintech”), who serves as our non-exclusive sales representative in all of Asia other than Japan. For the three and nine months ended October 31, 2012, approximately 60% and 68% of our revenue, respectively, was derived from sales through Wintech. For the three and nine months ended October 31, 2011, approximately 82% and 81% of our revenue, respectively, was derived from sales through Wintech. Beginning in fiscal year 2013, we directly sell our solutions to Chicony

Electronics Co., Ltd., (“Chicony”), the ODM of certain of our end customers. For the three and nine months ended October 31, 2012, approximately 18% and 12% of our revenue, respectively, was derived from sales to Chicony. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech and Chicony for the foreseeable future.

Factors Affecting Our Performance

Design Wins. We closely monitor design wins by customer and end market. We consider design wins to be critical to our future success, although the revenue generated by each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers and internal estimations of customer demand factoring in the expected time to market for end customer products incorporating our solutions and associated revenue potential.

Pricing, Product Cost and Margins. Our pricing and margins depend on the volumes and the features of the solutions we provide to our customers. Additionally, we make significant investments in new solutions for both cost improvements and new features that we expect to drive revenue and maintain margins. In general, solutions incorporated into more complex configurations, such as those used in the infrastructure market, have higher prices and higher gross margins as compared to solutions sold into the camera market. Our average selling price, or ASP, can vary by market and application due to market-specific supply and demand, the maturation of products launched in previous years and the launch of new products.

We continually monitor the cost of our solutions. As we rely on third-party manufacturers for the production of our products, we maintain a close relationship with these suppliers to continually monitor production yields, component costs and design efficiencies.

Shifting Consumer Preferences. Our revenue is subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities, and rapid adoption by consumers, has led to the decline of pocket video cameras aimed at the video and image capture market. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable sports cameras, automotive aftermarket cameras, IP security cameras, high-end DSCs and enterprise telepresence cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes in the market to continue to impact our business performance.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Over the last two years, we have continued to provide solutions for the camcorder, infrastructure and pocket video markets, but also have expanded our focus to include the wearable sports camera, automotive aftermarket camera, IP security camera, DSC and telepresence camera markets. We believe our entry into these new markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand our end market exposure, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of video capture markets in which we compete.

Ability to Capitalize on Connectivity Trends. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable sports cameras, IP security cameras and DSCs. The combination of our compression technology with wireless connectivity enables wireless video streaming and the uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable sports cameras allow consumers to quickly stream or upload video and images to social media platforms.

Sales Volume. A typical design win can generate a wide range of sales volumes for our solutions, depending on the end market demand for our customers’ products. This can depend on several factors, including the reputation of the end customer, market penetration, product capabilities, size of the end market that the product addresses and our end customers’ ability to sell their products. In certain cases, we may provide volume discounts on sales of our solutions, which may be offset by lower manufacturing costs related to higher volumes. In general, our customers with greater market penetration and better branding tend to develop products that generate larger volumes over the product life cycle.

Customer Product Life Cycle. We estimate our customers’ product life cycles based on the customer, type of product and end market. In general, products launched in the camera market have shorter life cycles than those sold into the infrastructure market. We typically commence commercial shipments from six to 15 months following a design win; however, in some markets, more lengthy product and development cycles are possible, depending on the scope and nature of the project. A portable consumer device typically has a product life cycle of six to 18 months. In the infrastructure market, the product life cycle can range from 24 to 60 months.

Results of Operations

Revenue

We derive substantially all of our revenue from the sale of HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our logistics providers. Our SoC solutions have been used in the camera and infrastructure markets, and we expect these will be the primary markets for our solutions for the foreseeable future. We derive a substantial portion of our revenue from sales made indirectly through our logistics provider, Wintech.

We typically experience seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being the highest revenue quarter. This fluctuation has been driven primarily by increased sales into the camera market as our customers build inventory in preparation for the holiday shopping season. More generally, our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

The end markets into which we sell our products have seen significant changes as consumer preferences have evolved in response to new technologies. As a result, the composition of our revenue may differ meaningfully during periods of technology or consumer preference changes. We expect shifts in consumer use of video capture to continue to change over time, as more specialized use cases emerge and video capture continues to proliferate.

Cost of Revenue and Gross Margin

Cost of revenue includes the cost of materials such as wafers processed by third-party foundries, costs associated with packaging, assembly and test, and our manufacturing support operations such as logistics, planning and quality assurance. Cost of revenue also includes indirect costs such as warranty, inventory valuation reserves and other general overhead costs.

Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. We expect that our gross margin may fluctuate from period to period as a result of changes in average selling price, product mix and the introduction of new products by us or our competitors. In general, solutions incorporated into more complex configurations, such as those used in the infrastructure market, have higher prices and higher gross margins, as compared to solutions sold into the camera market. As semiconductor products mature and unit volumes sold to customers increase, their average selling prices typically decline. These declines may be paired with improvements in manufacturing yields and lower wafer, packaging and test costs, which offset some of the margin reduction that could result from lower selling prices. We believe that our gross margin will decline in the future as we continue to penetrate the highly competitive camera market and as we launch our solutions into new markets.

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, cost of fabrication of mask sets for prototype products, and allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated depreciation and facility expenses. We expect our selling expense to increase in absolute dollars as we expand the size of our sales and marketing organization to support our anticipated growth. We expect our general and administrative expense to increase in absolute dollars and as a percent of revenue as we develop the infrastructure necessary to operate as a public company, which includes increased audit and legal fees, costs to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations applicable to companies listed on The NASDAQ Stock Market, investor relations costs, as well as higher insurance premiums.

Other Income (Loss), Net

Other income (loss), net consists primarily of gain and loss from foreign currency transactions and remeasurements. It also includes gain and loss from revaluation of fair value of warrants to purchase our redeemable convertible preference shares and interest earned from investing in money market funds. Upon the completion of our IPO, all outstanding warrants to purchase convertible preference shares converted into warrants to purchase ordinary shares. As a result, there is no future impact to net income from the revaluation of warrants.

Provision (Benefit) for Income Taxes

We are incorporated in the Cayman Islands and conduct business in several countries such as the United States, China, Taiwan, Hong Kong, South Korea and Japan, and we are subject to taxation in those jurisdictions. As such, our worldwide operating income is subject to varying tax rates and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. Consequently, we have experienced lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Revenue	$35,669	$28,778	$89,548	$72,686
Cost of revenue	12,679	10,093	28,821	24,656

Gross profit	22,990	18,685	60,727	48,030

Operating expenses:
Research and development	10,802	9,169	31,631	27,611
Selling, general and administrative	4,603	3,806	12,812	11,261

Total operating expenses	15,405	12,975	44,443	38,872
Income from operations	7,585	5,710	16,284	9,158
Other income (loss), net	137	3	139	(21)

Income before income taxes	7,722	5,713	16,423	9,137
Provision for income taxes	1,005	665	1,878	1,093

Net income	$6,717	$5,048	$14,545	$8,044

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenue	100%	100%	100%	100%
Cost of revenue	36	35	32	34

Gross profit	64	65	68	66
Operating expenses:
Research and development	30	32	35	38
Selling, general and administrative	13	13	14	15

Total operating expenses	43	45	49	53
Income from operations	21	20	19	13
Other income (loss), net	—	—	—	—

Income before income taxes	21	20	19	13
Provision (benefit) for income taxes	3	2	2	2

Net income	18%	18%	17%	11%

Comparison of the three months ended October 31, 2012 and October 31, 2011

Revenue

	Three Months Ended October 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Revenue	$35,669	$28,778	$6,891	24%

Revenue increased for the three months ended October 31, 2012 compared to the same period in the prior fiscal year primarily due to increased unit sales into the camera market. Camera market revenue expanded as a result of continuing adoption of our SoCs by current and new customers selling end products into the wearable sports camera, automotive aftermarket camera and IP security camera end markets. The increase in camera market revenue was partially offset by the loss of revenue from end products incorporating our older generation A5 SoCs in the pocket video market, which was heavily impacted by the closure of the Eastman Kodak Company camera division. Revenue also increased as a result of the renegotiation of purchase agreements with an infrastructure customer resulting in the release of $0.4 million of deferred revenue in the three months ended October 31, 2012.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Cost of revenue	$12,679	$10,093	$2,586	26%
Gross profit	$22,990	$18,685	$4,305	23%
Gross margin	64%	65%	—	(1)%

Cost of revenue increased for the three months ended October 31, 2012 primarily due to the increased number of SoCs sold, partially offset by a reduction in cost of certain SoCs due to volume increases.

Gross margin decreased for the three months ended October 31, 2012 due to a change in revenue mix with lower infrastructure revenues being offset by higher consumer product revenues at lower gross margins. The lower margin mix of products was partially offset by lower costs of our high volume SoC’s.

Research and Development

	Three Months Ended October 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Research and development	$10,802	$9,169	$1,633	18%

Research and development expense increased for the three months ended October 31, 2012 primarily due to an increase in engineering headcount and additional bonus and stock-based compensation associated with our IPO. Our research and development engineering headcount increased to 323 at October 31, 2012 compared to 302 at October 31, 2011, resulting in an increase in salary related expenses of approximately $0.8 million. In the third quarter of fiscal year 2013, we granted restricted stock units and offered participation in our new employee stock purchase plan upon completion of our IPO, resulting in an increase in stock-based compensation expense of approximately $0.4 million. We also accrued approximately $0.4 million additional bonus expense due to enhanced overall performance in fiscal year 2013 and approximately $0.4 million for a one-time IPO bonus to China employees. These increases were partially offset by decreased product development costs of approximately $0.4 million due to the timing of new product development efforts.

Selling, General and Administrative

	Three Months Ended October 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Selling, general and administrative	$4,603	$3,806	$797	21%

Selling, general and administrative expense increased for the three months ended October 31, 2012 primarily due to increases in facility costs and outside services to support our expanding business and operations, as well as our IPO.

Other Income, Net

	Three Months Ended October 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Other income, net	$137	$3	$134	4467%

Other income, net increased for the three months ended October 31, 2012 primarily due to revaluation of warrants to purchase preference shares. The warrants converted into warrants to purchase ordinary shares upon our IPO and as a result, there will be no future impact to net income from the revaluation of warrants.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2012	2011	Amount	%
		(dollars in thousands)
Income before income tax	$7,722	$5,713	$2,009	35%
Provision for income taxes	$1,005	$665	$340	51%

The effective tax rate increased to 13.0% for the three months ended October 31, 2012 compared to 11.6% for the three months ended October 31, 2011. Income tax expense for the three months ended October 31, 2012 increased by $0.3 million primarily due to the increase in pretax earnings combined with the expiration of the U.S. federal research credit on December 31, 2011, partially offset by a change in mix of earnings to lower tax jurisdictions.

Comparison of the nine months ended October 31, 2012 and October 31, 2011

Revenue

	Nine Months Ended October 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Revenue	$89,548	$72,686	16,862	23%

Revenue increased for the nine months ended October 31, 2012 primarily due to increased unit sales into the camera market as well as the release of higher than normal deferred revenue attributable to the infrastructure market. Camera market revenue expanded as a result of continuing adoption of our SoCs by current and new customers selling end products into the wearable sports camera, automotive aftermarket camera and IP security camera end markets. The increase in camera market revenue was partially offset by the loss of revenue from end products incorporating our older generation A5 SoCs in the pocket video market, which was heavily impacted by the closure of the Eastman Kodak Company camera division. Infrastructure market revenue increased as a result of renegotiations of purchase agreements with an infrastructure customer resulting in the release of $3.4 million of deferred revenue in the nine months ended October 31, 2012.

Cost of Revenue and Gross Margin

	Nine Months Ended October 31,		Change
	2012	2011	Amount	%
		(dollars in thousands)
Cost of revenue	$28,821	$24,656	$4,165	17%
Gross profit	$60,727	$48,030	$12,697	26%
Gross margin	68%	66%	—	2%

Gross margin increased for the nine months ended October 31, 2012 primarily due to a change in mix of sales in the camera market with lower margin revenue in the pocket video market being replaced with revenues in the wearable sports camera, automotive aftermarket camera and IP security camera end markets, which typically have higher gross margins. In addition, the release of previously deferred revenue described above resulted in an increase in gross margin of approximately 1%.

Research and Development

	Nine Months Ended October 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Research and development	$31,631	$27,611	4,020	15%

Research and development expense increased for the nine months ended October 31, 2012 primarily due to an increase in engineering headcount and additional bonus and stock-based compensation associated with our IPO. Our research and development engineering headcount increased to 323 at October 31, 2012 compared to 302 at October 31, 2011, resulting in an increase in salary related and stock-based compensation expenses of approximately $2.0 million. In the third quarter of fiscal year 2013, we granted restricted stock units and offered participation of our new employee stock purchase plan upon completion of our IPO, resulting in an increase in stock-based compensation expense of approximately $0.4 million. We also accrued approximately $0.8 million additional bonus expense due to enhanced overall performance in fiscal year 2013 and approximately

$0.4 million for a one-time IPO bonus to China employees. For the nine months ended October 31, 2012, product development costs incurred at our foundry vendors also increased by $0.3 million compared to the prior year period due to timing of our development efforts.

Selling, General and Administrative

	Nine Months Ended October 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Selling, general and administrative	$12,812	$11,261	1,551	14%

Selling, general and administrative expense increased for the nine months ended October 31, 2012 primarily due to increases in facility costs and outside services to support our expanding business and operations, as well as our IPO.

Other Income, Net

	Nine Months Ended October 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Other income (loss), net	$139	$(21)	160	-762%

Other income, net increased for the nine months ended October 31, 2012 primarily due to revaluation of warrants in the third quarter of fiscal year 2013. The warrants converted from warrants to purchase preference shares into warrants to purchase ordinary shares upon IPO and as a result, there will be no future impact to net income from the revaluation of warrants.

Provision for Income Taxes

	Nine Months Ended October 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Income before income tax	$16,423	$9,137	7,286	80%
Provision for income taxes	$1,878	$1,093	785	72%

The effective tax rate decreased to 11.4% for the nine months ended October 31, 2012 compared to 12.0% for the nine months ended October 31, 2011. Income tax expense for the nine months ended October 31, 2012 increased by $0.8 million primarily due to the increase in pretax earnings combined with the expiration of the U.S. federal research credit on December 31, 2011, partially offset by a change in mix of earnings to lower tax jurisdictions.

Liquidity and Capital Resources

As of October 31, 2012, we had cash of $94.8 million. As of January 31, 2012, we had cash of $58.9 million.

On October 15, 2012, we closed our IPO of 6,000,000 ordinary shares inclusive of 1,095,349 ordinary shares sold by certain shareholders of the Company. The public offering price of the shares sold in the offering was $6.00 per share. The total gross proceeds from the offering to us were $29.4 million and, after deducting underwriting discounts and commissions and offering expenses, the aggregate net proceeds received by us was approximately $25.4 million. We did not receive any proceeds from shares sold by the selling shareholders. On November 6, 2012, a total of 900,000 ordinary shares were sold to the Company’s IPO underwriters in connection with their exercise of the over-allotment option, at which point all of the securities registered in the registration statement were sold and the offering terminated. The net proceeds to the Company from the sale of the shares in connection with the underwriter’s exercise of the over-allotment option were approximately $5.0 million after deducting underwriting discounts and commissions. As of October 31, 2012, we had $5.0 million of operating lease obligations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$9,052	$5,739
Net cash used in investing activities	(750)	(1,236)
Net cash provided by financing activities	27,574	1,177

Net increase in cash	$35,876	$5,680

Net Cash Provided by Operating Activities

The increase in cash flow from operating activities for the nine months ended October 31, 2012 compared to the same period in fiscal year 2012 was primarily due to increases in net income and additional adjustments for non-cash items such as stock-based compensation expense and depreciation and amortization expenses, which were partially offset by timing of cash receipt and inventory payment. The increase was also offset by the additional payment of the costs associated with our IPO in the third quarter of fiscal year 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased primarily due to a $0.6 million reduction in cash used in the purchase of intangible assets for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased primarily due to proceeds from our IPO completed on October 15, 2012, net of underwriting discounts and commissions and offering expenses.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2012 and for the nine months ended October 31, 2012. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and implement and enhance our information technology and enterprise resource planning systems. We expect our accounts receivable and inventory balances to increase, and to be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may in the future seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

Our short- and long-term capital requirements will depend on many factors, including the following:

•	our ability to generate cash from operations;

•	our ability to control our costs;

•	the emergence of competing or complementary technologies or products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, or participating in litigation-related activities; and

•	our acquisition of complementary businesses, products and technologies.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of October 31, 2012:

	Payment Due by Period as of October 31, 2012
	(unaudited, in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other
Contractual Obligations
Facilities under operating leases	$1,774	$325	$1,069	$380	$—	$—
Technology license or other obligations under operating leases	3,246	846	2,380	20	—	—
Noncancellable purchase obligations	21,055	21,055	—	—	—	—
Uncertain tax liabilities	1,038	—	—	—	—	1,038

Total	$27,113	$22,226	$3,449	$400	$—	$1,038

As of October 31, 2012, we had non-cancellable purchase obligations with our independent contract manufacturers of $21.1 million.

Off-Balance Sheet Arrangements

As of October 31, 2012, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 to our unaudited consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our final prospectus filed on October 10, 2012 pursuant to Rule 424(b) with the SEC.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash and restricted cash totaling $95.1 million and $59.5 million at October 31, 2012 and January 31, 2012, respectively. Our cash and restricted cash consist of cash in standard bank accounts and investments in certificates of deposit. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Foreign Currency Risk

To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur operating expenses and hold assets and liabilities denominated in foreign currencies, principally the New Taiwan Dollar and the Chinese Yuan Renminbi. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not engaged in any material legal proceedings at this time.

ITEM 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our ordinary share could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that OEM. For example, improved smartphone video capture capabilities, and rapid adoption of smartphones by consumers, have led to the decline of an entire category of pocket video cameras aimed at the casual video capture market. In fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately 15% of our total revenue in fiscal year 2012 and approximately 1% of our total revenue in the first nine months of fiscal year 2013. We expect this decline in revenue from sales to the pocket video camera market to continue in the remainder of fiscal year 2013. If other product categories incorporating our SoC solutions are not commercially successful, our revenue and business will suffer.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. For the nine months ended October 31, 2012, sales directly and through our logistics providers to our five largest customers collectively was estimated to be 49% of our revenue, and sales to our 10 largest customers collectively was estimated to be 64% of our revenue. For the nine months ended October 31, 2012, our largest ODM customer was estimated to be 14% of our revenue primarily serving one large OEM end customer.

We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. The loss of a significant customer like Kodak could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

In addition, our relationships with some customers may deter other potential customers who compete with these customers from buying our solutions. To attract new customers or retain existing customers, we may have to offer these customers favorable prices on our solutions. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new customers could seriously impact our revenue and harm our results of operations.

Achieving design wins is subject to lengthy competitive selection processes that require us to incur significant costs. Even if we begin a product design, a customer may decide to cancel or change its product plans, resulting in no revenue from such expenditures.

We are focused on selling our video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in new markets we intend to address, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process and, even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved a significant design win and projected substantial future revenue from that end customer as a result of that design win. Subsequently, based on changes in that end customer’s assessment of the consumer market, among other factors, the end customer abruptly shut down its business unit with which we achieved the design win, with no notice to us.

These risks are exacerbated by the fact that some of our end customers’ products, particularly in the camera market, likely will have short life cycles. Further, even after securing a design win, we have experienced and may again experience delays in generating revenue from our solutions as a result of the lengthy product development cycle typically required, if we generate any revenue at all as a result of any such design win.

Our customers generally take a considerable amount of time to evaluate our solutions. The typical time from early engagement by our sales force to actual product introduction runs from nine to 12 months for the camera market, and 12 to 24 months for the infrastructure market, though it may take longer in new markets we intend to address. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our SoC solutions and harm our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our solutions, our business would suffer.

We do not have long-term supply contracts with our third-party manufacturing vendors, and they may not allocate sufficient capacity to us at reasonable prices to meet future demands for our solutions.

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with any of our third-party vendors, and we typically negotiate pricing on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to those customers, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup foundry vendor could be expensive and could take two or more quarters. As we transition to more advanced process nodes beyond 32 nanometer, or nm, we will be increasingly dependent upon Samsung Electronics Co., Ltd., or Samsung, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, who are two of the only three foundries currently available for certain advanced process technologies that we may utilize.

If, in the future, we enter into arrangements with suppliers that include additional fees to expedite delivery, nonrefundable deposits or loans in exchange for capacity commitments or commitments to purchase specified quantities over extended periods, such arrangements may be costly, reduce our financial flexibility and be on terms unfavorable to us, if we are able to secure such arrangements at all. Moreover, if we are able to secure foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties could harm our financial results. To date, we have not entered into any such arrangements with our suppliers. If we need additional foundry or assembly and test subcontractors because of increased demand or the inability to obtain timely and adequate deliveries from our current vendors, we may not be able to do so cost-effectively, if at all.

Our customers may cancel their orders, change production quantities or delay production. If we fail to accurately forecast demand for our solutions, revenue shortfalls, or excess, obsolete or insufficient inventory could result.

Our customers typically do not provide us with firm, long-term purchase commitments. Substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and without penalty to them. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of orders, relying on an imperfect demand forecast to project volumes and product mix.

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

Alternatively, if we are unable to project customer requirements accurately, we may not build enough SoCs, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers significantly increase their requested production quantities with little or no advance notice. If we do not fulfill customer demands in a timely manner, our customers may cancel their orders and we may be subject to customer claims for cost of replacement. In addition, the rapid pace of innovation in our industry could render portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. In addition, any significant future cancellations or deferrals of product orders could harm our margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.

We are dependent on sales of a limited number of video and image processing solutions, and a decline in market adoption of these solutions could harm our business.

From inception through October 31, 2012, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a significant amount of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solution declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

Our target markets may not grow or develop as we currently expect and are subject to market risks, any of which could harm our business, revenue and operating results.

To date, our revenue has been attributable to demand for our video and image processing SoCs in the camera and infrastructure markets and the growth of these overall markets. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We derive the majority of our revenue from the camera market, and our operating results are increasingly affected by trends in the camera market. These trends include demand for higher resolution, increasing functionality and greater storage and connectivity requirements, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted this market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. If our target markets, such as wearable sports cameras, automotive aftermarket cameras, IP security cameras, digital still cameras, or DSCs, and telepresence cameras, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

If we fail to develop and introduce new or enhanced solutions on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and technological obsolescence. To compete successfully, we must design, develop, market and sell enhanced solutions that provide increasingly higher levels of performance and functionality and that meet the cost expectations of our customers. Our existing or future solutions could be rendered obsolete by the introduction of new products by our competitors; convergence of other markets, such as smartphones, with or into the camera market; the market adoption of products based on new or alternative technologies; or the emergence of new industry standards for video compression. In addition, the markets for our solutions are characterized by frequent introduction of next-generation and new products, short product life cycles, increasing demand for added functionality and significant price competition. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations would suffer.

Our failure to anticipate or timely develop new or enhanced solutions in response to technological shifts could result in decreased revenue and our competitors achieving design wins that we sought. In particular, we may experience difficulties with product design, development of new software, manufacturing, marketing or qualification that could delay or prevent our development, introduction or marketing of new or enhanced solutions. In addition, delays in development could impair our relationships with our customers and negatively impact sales of our solutions under development. Moreover, it is possible that our customers may develop their own product or adopt a competitor’s solution for products that they currently buy from us. If we fail to introduce new or enhanced solutions that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our operating results will be adversely affected.

If we fail to penetrate new markets, our revenue and financial condition could be harmed.

In the past several years, a significant amount of our revenue was generated from sales of our products to OEMs and ODMs of high definition, or HD, video cameras and broadcasting infrastructure equipment. Our future revenue growth, if any, will depend in part on our ability to expand within these markets with our video and image processing SoC solutions, particularly for wearable sports cameras, automotive aftermarket cameras and DSCs, and to enter new markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully, our revenue could decline.

The DSC camera market is primarily served by only a few OEMs, such as Canon Inc., Nikon Corporation and Sony Corporation. These OEMs are large, multinational corporations with substantial negotiating power relative to us and, in some instances, have internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of our time and resources. We cannot assure you that we will secure design wins from these or other companies or that we will achieve revenue from the sales of our solutions into the DSC camera market.

If we fail to penetrate these or other new markets we are targeting, our revenue likely will decrease over time and our financial condition could suffer.

The average selling prices of video and image processing solutions in our target markets have historically decreased over time and will likely do so in the future, which could harm our revenue and gross margins.

Average selling prices of semiconductor products in the markets we serve have historically decreased over time, and we expect such declines to continue to occur for our solutions over time. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced SoC solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margins. In the past, we have reduced the prices of our SoC solutions in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to do so again in the future.

We expect competition to increase in the future, which could have an adverse effect on our revenue and market share.

The global semiconductor market in general, and the video and image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, functionality, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets, and as the internal resources of large OEMs grow. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors in the camera market include CSR plc (who acquired Zoran Corporation in August 2011), Fujitsu Limited, HiSilicon Technologies Co., Ltd. and Texas Instruments Incorporated, as well as vertically integrated divisions of consumer device OEMs, including Canon Inc., Panasonic Corporation and Sony Corporation. In the market for automotive aftermarket cameras, we compete against Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the infrastructure market include Intel Corporation, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, NVIDIA Corporation, Qualcomm Incorporated and Samsung, enter these markets.

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are and have significantly better brand recognition and broader product offerings which may enable them to better withstand adverse economic or market conditions in the future. Our ability to compete will depend on a number of factors, including:

•	our ability to anticipate market and technology trends and successfully develop solutions that meet market needs;

•	our success in identifying and penetrating new markets, applications and customers;

•	our ability to understand the price points and performance metrics of competing products in the marketplace;

•	our solutions’ performance and cost-effectiveness relative to that of competing products;

•	our ability to gain access to leading design tools and product specifications at the same time as our competitors;

•	our ability to develop and maintain relationships with key OEMs and ODMs;

•	our products’ effective implementation of video processing standards;

•	our ability to protect our intellectual property;

•	our ability to expand international operations in a timely and cost-efficient manner;

•	our ability to deliver products in volume on a timely basis at competitive prices; and

•	our ability to recruit design and application engineers with expertise in image video and image processing technologies and sales and marketing personnel.

Our competitors may also establish cooperative relationships among themselves or with third parties or acquire companies that provide similar products to ours. As a result, new competitors or alliances may emerge that could acquire significant market share. Any of these factors, alone or in combination with others, could harm our business and result in a loss of market share and an increase in pricing pressure.

If we are unable to manage any future growth, we may not be able to execute our business plan and our operating results could suffer.

Our business has grown rapidly. Our future operating results depend to a large extent on our ability to successfully manage any expansion and growth, including the challenges of managing a company with headquarters in the United States and the majority of its employees in Asia. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•

recruit, hire, train and manage additional qualified engineers for our research and development activities, particularly in our offices in Asia and especially for the positions of semiconductor design and systems and applications engineering;

•	add additional sales personnel;

•	add additional finance and accounting personnel;

•	implement and improve our administrative, financial and operational systems, procedures and controls; and

•

enhance our information technology support for enterprise resource planning and design engineering by adapting and expanding our systems and tool capabilities, and properly training new hires as to their use.

We are increasing our investment in research and development and other functions to grow our business. We are likely to incur the costs associated with these increased investments earlier than some of the anticipated benefits, and the return on these investments, if any, may be lower, may develop more slowly than we expect or may not materialize.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions, and we may fail to satisfy customer product or support requirements, maintain product quality, execute our business plan or respond to competitive pressures.

A substantial portion of our revenue is processed through a single logistics provider and the loss of this logistics provider may cause disruptions in our shipments, which may adversely affect our operations and financial condition.

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in all of Asia other than Japan. Approximately 68% and 81% of our revenue was derived from sales through Wintech for the nine months ended October 31, 2012 and 2011, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2015, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our ordinary shares to decline.

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. In particular, our business tends to be seasonal with higher revenue in our third quarter as our customers typically increase their production to meet year-end demand for their products. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

Factors that may affect our operating results include:

•	shifts in consumer preferences and any resultant change in demand for video and image capture devices into which our solutions are incorporated;

•	changes in the competitive dynamics of our markets, including new entrants or pricing pressures;

•	variances in order patterns by our customers, particularly any of our significant customers;

•	our ability to successfully define, design and release new solutions in a timely manner that meet our customers’ needs;

•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;

•	timely availability of adequate manufacturing capacity from our manufacturing subcontractors;

•	the timing of product announcements by our competitors or by us;

•	future accounting pronouncements and changes in accounting policies;

•	volatility in our share price, which may lead to higher stock-based compensation expense;

•	general socioeconomic and political conditions in the countries where we operate or where our products are sold or used; and

•	costs associated with litigation, especially related to intellectual property.

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience declines in margins and profitability or incur losses.

If we do not sustain our growth rate, we may not be able to execute our business plan and our operating results could suffer.

We have experienced significant growth in a short period of time. Our revenue increased from $28.8 million for the three months ended October 31, 2011 to $35.7 million for the three months ended October 31, 2012. Our revenue increased from $72.7 million for the nine months ended October 31, 2011 to $89.5 million for the nine months ended October 31, 2012. We may not achieve similar growth rates in future periods. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

Due to our limited operating history, we may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.

We were incorporated in 2004 and first generated product revenue in the third quarter of fiscal year 2006. As a result, we have a limited operating history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our solutions, substantial uncertainty concerning how these markets may develop and other factors beyond our control, limits our ability to accurately forecast quarterly or annual revenue. In addition, because we record substantially all of our revenue from sales when we have received notification from our logistics providers that they have sold our products, some of the revenue we record in a quarter may be derived from sales of products shipped to our logistics providers during previous quarters. This revenue recognition methodology limits our ability to forecast quarterly or annual revenue accurately. We are currently expanding our staffing and increasing our expenditures in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.

While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $10.8 million and $9.2 million for the three months ended October 31, 2012 and 2011, respectively. Our research and development expense was $31.6 million and $27.6 million for the nine months ended October 31, 2012 and 2011, respectively. We expect to continue to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

We may experience difficulties demonstrating the value to customers of newer, higher priced and higher margin solutions if they believe existing solutions are adequate to meet end customer expectations.

As we develop and introduce new solutions, we face the risk that customers may not value or be willing to bear the cost of incorporating these newer solutions into their products, particularly if they believe end customers are satisfied with current solutions. Regardless of the improved features or superior performance of the newer solutions, customers may be unwilling to adopt our new solutions due to design or pricing constraints. Owing to the extensive time and resources that we invest in developing new solutions, if we are unable to sell customers new generations of our solutions, our revenue could decline and our business, financial condition, operating results and cash flows could be negatively affected.

The complexity of our solutions could result in unforeseen delays or expenses from undetected defects, errors or bugs in hardware or software which could reduce the market adoption of our new solutions, damage our reputation with current or prospective customers and adversely affect our operating costs.

Highly complex SoC solutions such as ours frequently contain defects, errors and bugs when they are first introduced or as new versions are released. We have in the past and may in the future experience these defects, errors and bugs. If any of our solutions have reliability, quality or compatibility problems, we may not be able to successfully correct these problems in a timely manner or at all. In addition, if any of our proprietary features contain defects, errors or bugs when first introduced or as new versions of our solutions are released, we may be unable to timely correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our solutions, which could harm our ability to retain existing customers and attract new customers, and could adversely affect our financial results. In addition, these defects, errors or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others.

The loss of any of our key personnel could seriously harm our business, and our failure to attract or retain qualified management, engineering, sales and marketing talent could impair our ability to grow our business.

We believe our future success will depend in large part upon our ability to attract, retain and motivate highly skilled management, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract, retain or motivate qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our solutions. We believe that our future success is dependent on the contributions of Fermi Wang, our co-founder, Chairman of the Board of Directors, President and Chief Executive Officer, Les Kohn, our co-founder and Chief Technology Officer, George Laplante, our Chief Financial Officer, Didier LeGall, our Executive Vice President, and Christopher Day, our Vice President, Marketing and Business Development. Each of these executive officers is an at-will employee. The loss of the services of Dr. Wang, Mr. Kohn, Mr. Laplante, Dr. LeGall, Mr. Day or certain other key personnel could harm our business, financial condition and results of operations. For example, if any of these individuals were to leave unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for any such successor and while any successor is integrated into our business and operations.

Our key technical and engineering personnel represent a significant asset and serve as the source of our technological and product innovations. We plan to recruit software and system engineers with expertise in video processing technologies, primarily in Taiwan and China. We may not be successful in attracting, retaining and motivating sufficient numbers of technical and engineering personnel to support our anticipated growth. The competition for qualified engineering personnel in our industry, and particularly in Asia, is very intense. If we are unable to hire, train and retain qualified engineering personnel in a timely manner, our ability to grow our business will be impaired. In addition, if we are unable to retain our existing engineering personnel, our ability to maintain or grow our revenue will be adversely affected.

Camera manufacturers incorporate components supplied by multiple third parties, and a supply shortage or delay in delivery of these components could delay orders for our solutions by our customers.

Our customers purchase components used in the manufacture of their cameras from various sources of supply, often involving several specialized components, including lenses and sensors. Any supply shortage or delay in delivery by third-party component suppliers, or a third-party supplier’s cessation or shut down of its business, may prevent or delay production of our customers’ products. For example, in the camera market, the unavailability of complementary metal-oxide semiconductor, or CMOS, sensors could slow adoption of our solutions in the DSC market. In addition, replacement or substitute components may not be available on commercially reasonable terms, or at all. As a result of delays in delivery or supply shortages of third-party components, orders for our solutions may be delayed or canceled and our business may be harmed. Similarly, errors or defects within a camera system or in the manner in which the various components interact could prevent or delay production of our customers’ products, which could harm our business.

We outsource our wafer fabrication, assembly and testing operations to third parties, and if these parties fail to produce and deliver our products according to requested demands in specification, quantity, cost and time, our reputation, customer relationships and operating results could suffer.

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, assembly and testing. Currently, the majority of our SoCs are supplied by Samsung in South Korea, from whom we have the option to purchase both fully assembled and tested products as well as tested die in wafer form for assembly. Samsung subcontracts the assembly and initial testing of the assembled chips it supplies to us to Signetics Corporation and STATS ChipPAC Ltd. In the case of purchases of tested die from Samsung, we contract the assembly to Advanced Semiconductor Engineering, Inc., or ASE. We also have products supplied by Global UniChip Corporation, or GUC, in Taiwan, from whom we purchase fully assembled and tested products. The wafers used by GUC in the assembly of our products are manufactured by TSMC in Taiwan. The assembly is done by GUC subcontracted assembly suppliers ASE, and Powertech Technology Inc, or PTI. Final testing of all of our products is handled by King Yuan Electronics Co., Ltd. or Sigurd Corporation under the supervision of our engineers. We depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. We do not have any long-term supply agreements with any of our manufacturing suppliers. If one or more of these vendors terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales and damage our customer relationships.

If our foundry vendors do not achieve satisfactory yields or quality, our reputation and customer relationships could be harmed.

The fabrication of our video and image processing SoC solutions is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. Our foundry vendors, from time to time, experience manufacturing defects and reduced manufacturing yields, including in the fabrication of our SoCs. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundry vendors could result in lower than anticipated manufacturing yields or unacceptable performance of our SoCs. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundry vendors, or defects, integration issues or other performance problems in our solutions, could cause us significant customer relations and business reputation problems, harm our financial results and give rise to financial or other damages to our customers. Our customers might consequently seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

Each of our SoC solutions is manufactured at a single location. If we experience manufacturing problems at a particular location, we would be required to transfer manufacturing to a new location or supplier. Converting or transferring manufacturing from a primary location or supplier to a backup fabrication facility could be expensive and could take two or more quarters. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that could be modified to the required product specifications. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical to keep more than minimal inventory on hand. As a result, we may not be able to meet customer needs during such a transition, which could delay shipments, cause production delays, result in a decline in our sales and damage our customer relationships.

We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we transition to more advanced process nodes beyond 32nm, we will be increasingly dependent upon Samsung and TSMC, who are two of the only three foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end-customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.

We rely on third-party vendors to supply software development tools to us for the development of our new products, and we may be unable to obtain the tools necessary to develop or enhance new or existing products.

We rely on third-party software development tools to assist us in the design, simulation and verification of new products or product enhancements. To bring new products or product enhancements to market in a timely manner, or at all, we need software development tools that are sophisticated enough or technologically advanced enough to complete our design, simulations and verifications. In the future, the design requirements necessary to meet consumer demands for more features and greater functionality from our solutions may exceed the capabilities of available software development tools. Unavailability of software development tools may result in our missing design cycles or losing design wins, either of which could result in a loss of market share or negatively impact our operating results.

Because of the importance of software development tools to the development and enhancement of our solutions, our relationships with leaders in the computer-aided design industry, including Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc., are critical to us. We have invested significant resources to develop relationships with these industry leaders. We believe that utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the video compression market, and develop solutions that utilize leading-edge technology on a rapid basis. If these relationships are not successful, we may be unable to develop new products or product enhancements in a timely manner, which could result in a loss of market share, a decrease in revenue or negatively impact our operating results.

Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition and results of operations.

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of October 31, 2012, we had 16 issued and allowed patents in the United States plus nine additional continuation patents, three issued patents in China, one issued patent in Japan and 35 pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and evolving. We cannot assure you that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property will not be challenged, invalidated or circumvented by others.

Unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so, which could harm our business. Monitoring unauthorized use of our intellectual property is difficult and costly. Although we are not aware of any unauthorized use of our intellectual property in the past, it is possible that unauthorized use of our intellectual property may have occurred or may occur without our knowledge. We cannot assure you that the steps we have taken will prevent unauthorized use of our intellectual property. Our failure to effectively protect our intellectual property could reduce the value of our technology in licensing arrangements or in cross-licensing negotiations.

We may in the future need to initiate infringement claims or litigation in order to try to protect our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and management, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.

Third parties’ assertions of infringement of their intellectual property rights could result in our having to incur significant costs and cause our operating results to suffer.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. Certain of our customers have received and, particularly as a public company, we expect that in the future we may receive, communications from others alleging our infringement of their patents, trade secrets or other intellectual property rights. In addition, certain of our end customers have been the subject of lawsuits alleging infringement of intellectual property rights by products incorporating our solutions, including the assertion that the alleged infringement may be attributable, at least in part, to our technology. Lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights, though this has not occurred to date. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

•	incur significant legal expenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	redesign those products that contain the allegedly infringing intellectual property; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

Any significant impairment of our intellectual property rights from any litigation we face could harm our business and our ability to compete.

Any potential dispute involving our patents or other intellectual property could affect our customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Certain of our customers have received notices from third parties claiming to have patent rights in certain technology and inviting our customers to license this technology, and certain of our end customers have been the subject of lawsuits alleging infringement of patents by products incorporating our solutions, including the assertion that the alleged infringement may be attributable, at least in part, to our technology. Because we indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations under some of our license agreements, which could result in substantial expense to us. Although we have not incurred indemnity expenses related to intellectual property claims to date, we anticipate that we will receive requests for indemnity in the future pursuant to our license agreements with our customers. In addition, other customers or end customers with whom we do not have formal agreements requiring us to indemnify them may ask us to indemnify them if a claim is made as a condition to awarding future design wins to us. Because some of our ODMs and OEMs are larger than we are and have greater resources than we do, they may be more likely to be the target of an infringement claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit. Although we have not yet been subject to such claims, if any such claims were to succeed, we might be forced to pay damages on behalf of our ODMs or OEMs that could increase our expenses, disrupt our ability to sell our solutions and reduce our revenue. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our products to decrease.

We rely on third parties to provide services and technology necessary for the operation of our business. Any failure of one or more of our vendors, suppliers or licensors to provide such services or technology could harm our business.

We rely on third-party vendors to provide critical services, including, among other things, services related to accounting, human resources, information technology and network monitoring that we cannot or do not create or provide ourselves. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements. The ability of these third-party vendors to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that these damages would be sufficient to cover the actual costs we would incur as a result of any vendor’s failure to perform under its agreement with us. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Additionally, we incorporate third-party technology into some of our products, and we may do so in future products. The operation of our products could be impaired if errors occur in the third-party technology we use. It may be more difficult for us to correct any errors in a timely manner, if at all, because the development and maintenance of the technology is not within our control. We cannot assure you that these third parties will continue to make their technology, or improvements to the technology, available to us, or that they will continue to support and maintain their technology. Further, due to the limited number of vendors of some types of technology, it may be difficult to obtain new licenses or replace existing technology. Any impairment of the technology of or our relationship with these third parties could harm our business.

Failure to comply with the U.S. Foreign Corrupt Practices Act, or FCPA, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit improper payments or offers of payment to foreign governments and political parties by us for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. We are in the early stages of implementing our FCPA compliance program and cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-corruption laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, financial condition, operating results and cash flows.

We, our customers and third-party contractors are subject to increasingly complex environmental regulations and compliance with these regulations may delay or interrupt our operations and adversely affect our business.

We face increasing complexity in our procurement, design, and research and development operations as a result of requirements relating to the materials composition of our products, including the European Union’s (EU’s) Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which restricts the content of lead and certain other hazardous substances in specified electronic products put on the market in the EU and similar Chinese legislation relating to marking of electronic products which became effective in March 2007. Failure to comply with these and similar laws and regulations could subject us to fines, penalties, civil or criminal sanctions, contract damage claims, and take-back of non-compliant products, which could harm our business, reputation and operating results. The passage of similar requirements in additional jurisdictions or the tightening of these standards in jurisdictions where our products are already subject to such requirements could cause us to incur significant expenditures to make our products compliant with new requirements, or could limit the markets into which we may sell our products.

Some of our operations, as well as the operations of our contract manufacturers and foundry vendors and other suppliers, are also regulated under various other federal, state, local, foreign and international environmental laws and requirements, including those governing, among other matters, the management, disposal, handling, use, labeling of, and exposure to hazardous substances, and the discharge of pollutants into the air and water. Liability under environmental laws can be joint and several and without regard to comparative fault. We cannot assure you that violations of these laws will not occur in the future, as a result of human error, accident, equipment failure or other causes. Environmental laws and regulations have increasingly become more stringent over time. We expect that our products and operations will be affected by new environmental requirements on an ongoing basis, which will likely result in additional costs, which could adversely affect our business. Our failure to comply with present and future environmental, health and safety laws could cause us to incur substantial costs, result in civil or criminal fines and penalties and decreased revenue, which could adversely affect our operating results. Failure by our foundry vendors or other suppliers to comply with applicable environmental laws and requirements could cause disruptions and delays in our product shipments, which could adversely affect our relations with our ODMs and OEMs and adversely affect our business and results of operations.

As a result of efforts by us and our third party contractors to comply with these or other future environmental laws and regulations, we could incur substantial costs, including those relating to excess component inventory, and be subject to disruptions to our operations and logistics. In addition, we will need to procure the manufacture of compliant products and source compliant components from suppliers. We cannot assure you that existing laws or future laws will not have a material adverse effect on our business.

We are subject to warranty and product liability claims and to product recalls.

From time to time, we are subject to warranty claims that may require us to make significant expenditures to defend these claims or pay damage awards. In the future, we may also be subject to product liability claims. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in consumer devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could harm our financial condition and results of operations.

Rapidly changing industry standards could make our video and image processing solutions obsolete, which would cause our operating results to suffer.

We design our video and image processing solutions to conform to video compression standards, including MPEG-2 and H.264, set by industry standards setting bodies such as ITU-T Video Coding Experts Group and the ISO/IEC Moving Picture Experts Group. Generally, our solutions comprise only a part of a camera or broadcast infrastructure equipment device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or by consumers. If our customers or the suppliers that provide other device components adopt new or competing industry standards with which our solutions are not compatible, or if the industry groups fail to adopt standards with which our solutions are compatible, our existing solutions would become less desirable to our customers. As a result, our sales would suffer, and we could be required to make significant expenditures to develop new SoC solutions. In addition, existing standards may be challenged as infringing upon the intellectual property rights of other companies or may be superseded by new innovations or standards.

Products for communications applications are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our solutions incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our solutions to ensure compliance with relevant standards. If our solutions are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry experienced a significant downturn during the recent global recession. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could harm our business and operating results. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future.

The use of open source software in our products, processes and technology may expose us to additional risks and compromise our proprietary intellectual property.

Our products, processes and technology sometimes utilize and incorporate software that is subject to an open source license. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses, such as the GNU General Public License, require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on terms unfavorable to us or at no cost. This can subject previously proprietary software to open source license terms.

While we monitor the use of open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, processes or technology when we do not wish to do so, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our products, processes or technology, we could, under certain circumstances, be required to disclose the source code to our products, processes or technology. This could harm our intellectual property position and our business, results of operations and financial condition.

Some of our operations and a significant portion of our customers and our subcontractors are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We have research and development design centers and business development offices in China, Japan, South Korea and Taiwan, and we expect to continue to conduct business with companies that are located outside the United States, particularly in Asia. Even customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their products, and these contract manufacturers typically purchase products directly from us. As a result of our international focus, we face numerous challenges and risks, including:

•	increased complexity and costs of managing international operations;

•	longer and more difficult collection of receivables;

•	difficulties in enforcing contracts generally;

•	geopolitical and economic instability and military conflicts;

•	limited protection of our intellectual property and other assets;

•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;

•	trade and foreign exchange restrictions and higher tariffs;

•	travel restrictions;

•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;

•	foreign currency exchange fluctuations relating to our international operating activities;

•	restrictions imposed by the U.S. government on our ability to do business with certain companies or in certain countries as a result of international political conflicts;

•	transportation delays and other consequences of limited local infrastructure, and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;

•	difficulties in staffing international operations;

•	heightened risk of terrorist acts;

•	local business and cultural factors that differ from our normal standards and practices;

•	differing employment practices and labor relations;

•	regional health issues and natural disasters; and

•	work stoppages.

Our third-party contractors and their suppliers are concentrated in South Korea, Taiwan and Japan, a region subject to earthquakes and other natural disasters. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.

The majority of our products are manufactured by or receive components from third-party contractors located in South Korea, Taiwan and Japan. The risk of an earthquake or tsunami in South Korea, Taiwan, Japan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. For example, in December 2006 a major earthquake occurred in Taiwan and in March 2011 a major earthquake and tsunami occurred in Japan. Although we are not aware of any significant damage suffered by our third-party contractors as a result of such natural disasters, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry vendor or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, or at all.

If our operations are interrupted, our business and reputation could suffer.

Our operations and those of our manufacturers are vulnerable to interruption caused by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, fires, earthquakes, floods, power losses, telecommunications failures, terrorist attacks, wars, Internet failures and other events beyond our control. Any disruption in our services or operations could result in a reduction in revenue or a claim for substantial damages against us, regardless of whether we are responsible for that failure. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay Area and Taiwan. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, (the “JOBS Act”), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our annual revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds

$700 million. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our management has limited public company experience. As a result of becoming a public company, we will be subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We became a public company on October 10, 2012 and will incur significant legal, accounting and other expenses that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to compliance, and we may not effectively or efficiently manage our transition into a public company.

We expect rules and regulations such as the Sarbanes-Oxley Act to increase our legal and finance compliance costs and to make some activities more time consuming and costly. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the JOBS Act exemptions available to us. In addition, these Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness or significant deficiency, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our recent growth rate could present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to successfully complete the procedures and certification and attestation requirements of Section 404, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the Securities and Exchange Commission, or SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

If we fail to hire additional finance personnel, strengthen our financial reporting systems and infrastructure, and implement a new enterprise resource planning system, we may not be able to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements, which in turn would significantly harm our reputation and our business.

We intend to hire additional accounting and finance personnel with system implementation experience and Sarbanes-Oxley Act compliance expertise. Any inability to recruit and retain such finance personnel would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our ordinary shares to decline and could harm our business, operating results and financial condition.

If we fail to strengthen our financial reporting systems, infrastructure and internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately and prevent fraud. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.

We are implementing a new enterprise resource planning, or ERP, system. This project will require significant investment of capital and human resources, the re-engineering of many processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, otherwise operate our business or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting rules and regulations. Changes in those accounting rules can have a significant effect on our financial results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

The complexity of calculating our tax provision may result in errors that could result in restatements of our financial statements.

We are incorporated in the Cayman Islands and our operations are subject to income and transaction taxes in the United States, China, Hong Kong, Japan, South Korea, Taiwan and other jurisdictions in which we do business. Due to the complexity associated with the calculation of our tax provision, we have hired independent tax advisors to assist us. If we or our independent tax advisors fail to resolve or fully understand certain issues, there may be errors that could result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations or have a negative impact on the trading price of our ordinary shares.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the Internal Revenue Service, or IRS, and other tax authorities. Currently, our U.S. income tax return for fiscal year 2010 is being audited by the IRS. While we believe the tax return for fiscal year 2010 is correct as filed, we cannot assure you that the IRS will not come to a different conclusion. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We cannot assure you that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

Unfavorable tax law changes, an unfavorable governmental review of our tax returns, changes in our geographical earnings mix or imposition of withholding taxes on repatriated earnings could adversely affect our effective tax rate and our operating results.

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. Although none of these proposed U.S. tax law changes has yet been enacted, and they may never be enacted in their current forms, it is possible that these or other changes in the U.S. tax laws could significantly increase our U.S. income tax liability in the future.

We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities. For example, our U.S. income tax return for fiscal year 2010 is currently being audited by the IRS. Any such audit, examination or review requires management’s time, diverts internal resources and, in the event of an unfavorable outcome, may result in additional tax liabilities or other adjustments to our historical results.

Because we conduct operations in multiple jurisdictions, our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. In addition, we may determine that it is advisable from time to time to repatriate earnings from subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned, without our receiving the benefit of any offsetting tax credits, which could also adversely impact our effective tax rate.

We may be classified as a passive foreign investment company which could result in adverse U.S. federal income tax consequences for U.S. holders of our ordinary shares.

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2013 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2013 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold following this offering, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate after this offering and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder. See “Taxation—U.S. Federal Income Taxation—PFIC.”

Fluctuations in exchange rates between and among the currencies of the countries in which we do business may adversely affect our operating results.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 87% of our revenue for the three months ended October 31, 2012 and 2011, respectively. Sales to customers in Asia accounted for approximately 86% of our revenue for the nine months ended October 31, 2012 and 2011, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

A significant number of our employees are located in Asia, principally Taiwan and China. Therefore, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar, such as the New Taiwan Dollar and the Chinese Yuan Renminbi. Our operating results are denominated in U.S. dollars and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our operating results. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict our operating results.

We have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks accurately could adversely affect our operating results.

We may make acquisitions in the future that could disrupt our business, cause dilution to our shareholders, reduce our financial resources and harm our business.

In the future, we may acquire other businesses, products or technologies. We have not made any acquisitions to date and do not have any agreements or commitments for any specific acquisition at this time. Our ability to make and successfully integrate acquisitions is unproven. If we complete acquisitions, we may not strengthen our competitive position or achieve our goals in a timely manner, or at all, and these acquisitions may be viewed negatively by our customers, financial markets or investors. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, operating results, financial condition and cash flows. Acquisitions may also reduce our cash available for operations and other uses, and could also result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business.

We cannot predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.

We may need to raise additional funds in the future. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our ordinary shares. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations or limit our production activities, and we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures which could result in lower revenue and reduce the competitiveness of our products.

Risks Related to Ownership of Our Ordinary Shares

The market price of our ordinary shares may be volatile, which could cause the value of your investment to decline.

We cannot predict the extent to which a trading market will develop or how liquid that market might become. The trading price of our ordinary shares is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	changes in financial estimates, including our ability to meet our future revenue and operating profit or loss projections;

•	fluctuations in our operating results or those of other semiconductor or comparable companies;

•	fluctuations in the economic performance or market valuations of companies perceived by investors to be comparable to us;

•	economic developments in the semiconductor industry as a whole;

•	general economic conditions and slow or negative growth of related markets;

•	announcements by us or our competitors of acquisitions, new products, significant contracts or orders, commercial relationships or capital commitments;

•	our ability to develop and market new and enhanced solutions on a timely basis;

•	commencement of or our involvement in litigation;

•	disruption to our operations;

•	any major change in our board of directors or management;

•	political or social conditions in the markets where we sell our products;

•	changes in governmental regulations; and

•	changes in earnings estimates or recommendations by securities analysts.

In addition, the stock market in general, and the market for semiconductor and other technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may cause the market price of our ordinary shares to decrease, regardless of our actual operating performance. These trading price fluctuations may also make it more difficult for us to use our ordinary shares as a means to make acquisitions or to use options to purchase our ordinary shares to attract and retain employees. If the market price of our ordinary shares declines, you may not realize any return on your investment in us and may lose some or all of your investment. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities analysts or industry analysts downgrade our stock, publish negative research or reports or fail to publish reports about our business, our stock price and trading volume could decline.

The trading market for our ordinary shares will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely changes their recommendation regarding our stock or our competitors’ stock, our stock price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets which in turn could cause our stock price or trading volume to decline.

Our actual operating results may differ significantly from our guidance and investor expectations, which would likely cause our stock price to decline.

From time to time, we may release guidance in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and other investors may publish expectations regarding our business, financial performance and results of operations. We do not accept any responsibility for any projections or reports published by any such third persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock is likely to decline.

The price of our stock could decrease as a result of shares being sold in the market.

Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales might occur, could cause the market price of our shares to decline. As of October 31, 2012, we had approximately 26,093,016 ordinary shares outstanding, assuming no exercise of outstanding options and excluding the exercise of the underwriters’ over-allotment option to purchase 900,000 shares.

All of the ordinary shares sold in the IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, (the “Securities Act”), except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. Approximately 20,093,016 ordinary shares outstanding as of October 31, 2012 are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the final IPO prospectus, subject to certain extensions. The underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements with the underwriters prior to expiration of the lock-up period.

The holders of approximately 12,446,421 ordinary shares will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, the market price for our ordinary shares could be adversely affected. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2004 Stock Plan, 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. Our 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan provide for automatic increases in the shares reserved for issuance under these plans which could result in additional dilution to our shareholders. These shares can be freely sold in the public market upon issuance and vesting, subject to a lock-up period of at least 180 days and other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

We may also issue ordinary shares or securities convertible into ordinary shares from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and cause the trading price of our stock to decline.

A limited number of shareholders will have the ability to influence the outcome of director elections and other matters requiring shareholder approval.

As of October 31, 2012, our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 38% of our outstanding ordinary shares, excluding the exercise of the underwriters’ over-allotment option. These shareholders, if they acted together, could exert substantial influence over matters requiring approval by our shareholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.

We do not intend to pay dividends on our ordinary shares and, consequently, a shareholder’s ability to achieve a return on its investment will depend on appreciation in the price of our ordinary shares.

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, shareholders are not likely to receive any dividends on their ordinary shares for the foreseeable future and the success of an investment in our ordinary shares will depend upon any future appreciation in their value. There is no guarantee that our ordinary shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares.

Provisions of our memorandum and articles of association and Cayman Islands corporate law may discourage or prevent an acquisition of us which could adversely affect the value of our ordinary shares.

Provisions of our memorandum and articles of association and Cayman Islands law may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the division of our board of directors into three classes;

•	the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or due to the resignation or departure of an existing board member;

•	prohibition of cumulative voting in the election of directors which would otherwise allow less than a majority of shareholders to elect director candidates;

•	the requirement for the advance notice of nominations for election to our board of directors or for proposing matters that can be acted upon at a shareholders’ meeting;

•

the ability of our board of directors to issue, without shareholder approval, such amounts of preference shares as the board of directors deems necessary and appropriate with terms set by our board of directors, which rights could be senior to those of our ordinary shares;

•	the elimination of the rights of shareholders to call a special meeting of shareholders and to take action by written consent in lieu of a meeting; and

•

the required approval of a special resolution of the shareholders, being a two-thirds vote of shares held by shareholders present and voting at a shareholder meeting, to alter or amend the provisions of our post-offering memorandum and articles of association.

Holders of our ordinary shares may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (as the same may be supplemented or amended from time to time) of the Cayman Islands and by the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws than the U.S. and provides significantly less protection to investors. There is no legislation specifically dedicated to the rights of investors in securities and thus no statutorily defined private cause of action specific to investors such as those provided under the Securities Act of 1933 or the Securities Exchange Act of 1934 of the U.S. In addition, shareholders of Cayman Islands companies may not have standing to initiate shareholder derivative actions in U.S. federal courts. Therefore, you may have more difficulty in protecting your interests in the face of actions by our management, directors or controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States due to the comparatively less developed nature of Cayman Islands law in this area.

Shareholders of Cayman Islands exempted companies, such as our company, have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders of the company. Our directors have discretion under our articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

Subject to limited exceptions, under Cayman Islands law, a minority shareholder may not bring a derivative action against the board of directors.

Holders of our ordinary shares may have difficulty obtaining or enforcing a judgment against us because we are incorporated under the laws of the Cayman Islands.

It may be difficult or impossible for you to bring an action against us in the Cayman Islands if you believe your rights have been infringed under U.S. securities laws. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. While there is no binding authority on this point, this is likely to include, in certain circumstances, a non-penal judgment of a United States court imposing a monetary award based on the civil liability provisions of the U.S. federal securities laws. The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere. There is uncertainty as to whether the Grand Court of the Cayman Islands would recognize or enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof and whether the Grand Court of the Cayman Islands would hear original actions brought in the Cayman Islands against us predicated upon the securities laws of the United States or any state thereof.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sale of unregistered securities

From August 1, 2012 to October 31, 2012, we sold 187,374 ordinary shares to employees upon the exercise of stock options for aggregate consideration of $729,000. The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction involved was exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the Company’s board of directors[, or Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering]. Each recipient of the securities in these transactions represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient represented that such recipient had received adequate information about the Company or had adequate access, through his or her relationship with the Company, to information about the Company.

(b) Use of proceeds

Our initial public offering of ordinary shares was effected through a Registration Statement on Form S-1 (File No. 333-174838) that was declared effective by the Securities and Exchange Commission on October 9, 2012. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Stifel, Nicolaus & Company, Incorporated, and Needham & Company, LLC acted as the underwriters. The Registration Statement registered an aggregate of 6,900,000 ordinary shares, including 4,904,651 ordinary shares registered for sale by us, 1,095,349 ordinary shares registered for sale by certain selling shareholders, and 900,000 ordinary shares registered for sale by us upon the exercise of the underwriters’ over-allotment option. On October 15, 2012, 4,904,651 ordinary shares were sold on our behalf and 1,095,349 ordinary shares were sold on behalf of the selling shareholders, each at an initial public offering price of $6.00 per share, for aggregate gross proceeds of approximately $29.4 million to the Company and approximately $6.6 million to the selling shareholders. Our net proceeds of approximately $25.4 million from the IPO is comprised of gross proceeds from shares we issued in the IPO of $29.4 million, offset by underwriting discounts and commissions of $2.0 millionand aggregate offering costs of approximately $2.0 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

On November 6, 2012, a total of 900,000 ordinary shares were sold to the Company’s IPO underwriters in connection with their exercise of the over-allotment option, at which point all of the securities registered in the registration statement were sold and the offering terminated. The net proceeds to the Company from the sale of the shares in connection with the underwriter’s exercise of the over-allotment option were approximately $5.0 million after deducting underwriting discounts and commissions.

We anticipate that we will use the net proceeds from the IPO for working capital and other general corporate purposes, which may include sales and marketing expenditures, general and administrative expenditures, developing new products and funding capital expenditures. We also may use a portion of the net proceeds to acquire or license products, technologies or businesses we believe to be complementary. However, we do not have agreements or commitments for any specific acquisitions at this time. We will have broad discretion in the way we use the net proceeds. There has been no material change in the planned use of proceeds from our IPO from that described in our final prospectus filed with the Securities and Exchange Commission on October 10, 2012.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 17, 2012

AMBARELLA, INC.

	By:	/ S / FENG-MING WANG
Feng-Ming Wang
President and Chief Executive Officer

Date: December 17, 2012	By:	/s/ GEORGE LAPLANTE
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.