Form 10-Q
period 2013-04-30
AMBARELLA INC
filed 2013-06-12
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35667

AMBARELLA, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0459628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Jay Street Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of April 30, 2013 was 27,258,434 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 30, 2013	January 31, 2013
ASSETS
Current assets:
Cash	$104,277	$100,494
Accounts receivable, net	23,467	20,153
Inventories	9,325	8,918
Restricted cash	3	3
Deferred tax assets, current	1,219	1,220
Prepaid expenses and other current assets	1,839	2,360

Total current assets	140,130	133,148

Property and equipment, net	2,976	2,536
Deferred tax assets, non-current	1,079	938
Other assets	2,054	1,981

Total assets	$146,239	$138,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	9,987	6,674
Accrued liabilities	11,184	14,419
Income taxes payable	171	286
Deferred revenue, current	4,024	3,451

Total current liabilities	25,366	24,830

Other long-term liabilities	1,470	1,441

Total liabilities	26,836	26,271

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2013 and January 31, 2013, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at April 30, 2013 and January 31, 2013, respectively; 27,258,434 shares issued and outstanding at April 30, 2013; 27,035,074 shares issued and outstanding at January 31, 2013	12	12
Additional paid-in capital	94,241	91,911
Retained earnings	25,150	20,409

Total shareholders’ equity	119,403	112,332

Total liabilities and shareholders’ equity	$146,239	$138,603

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2013	2012

Revenue	$33,941	$25,921

Cost of revenue	12,248	7,516

Gross profit	21,693	18,405

Operating expenses:
Research and development	11,317	11,473
Selling, general and administrative	5,157	4,025

Total operating expenses	16,474	15,498

Income from operations	5,219	2,907

Other expense	(5)	(2)

Income before income taxes	5,214	2,905

Provision for income taxes	473	303

Net income	$4,741	$2,602

Net income per share attributable to ordinary shareholders:
Basic	$0.17	$0.08

Diluted	$0.16	$0.07

Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	27,056,932	7,519,360

Diluted	29,066,062	9,031,710

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,741	$2,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	194	176
Loss on disposal of long-lived assets	3	—
Amortization of other intangible assets	—	135
Stock-based compensation	1,606	943
Net excess income tax benefits associated with stock-based compensation	(91)	—
Change in value of warrants	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(3,314)	555
Inventories	(407)	(830)
Prepaid expenses and other current assets	521	110
Deferred tax assets	(139)	1
Other assets	(73)	22
Accounts payable	3,313	(808)
Accrued liabilities	(3,687)	319
Income taxes payable	(24)	205
Deferred revenue	573	(2,640)

Net cash provided by operating activities	3,216	780

Cash flows from investing activities:
Restricted Cash	—	(8)
Purchase of property and equipment	(579)	(147)

Net cash used in investing activities	(579)	(155)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants, and employee stock purchase plan withholding, net of repurchase of stock options	1,080	125
Payment for initial public offering cost	(25)	—
Net excess income tax benefits associated with stock-based compensation	91	—

Net cash provided by financing activities	1,146	125

Net increase in cash and cash equivalents	3,783	750
Cash and cash equivalents at beginning of period	100,494	58,944

Cash and cash equivalents at end of period	$104,277	$59,694

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$157	$99

Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$181	$48

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2013 fiscal year filed with the SEC on April 4, 2013 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

Basis of Consolidation

The Company’s fiscal year ends on January 31. The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation.

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

A substantial portion of the Company’s revenue is derived from sales through its logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as the Company’s non-exclusive sales representative in all of Asia other than Japan, and through one large direct ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these two customers could result in a temporary or permanent loss of revenue and obligation to repurchase unsold product. Furthermore, any credit issues from these two customers could impair their abilities to make timely payment to the Company. See Note 11 for additional information regarding concentration with these two customers.

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

Foreign Currency Transactions

The U.S. dollar is the functional currency for the Company and its subsidiaries. Monetary assets and liabilities denominated in non-U.S. currencies are re-measured to U.S. dollars using current exchange rates in effect at the balance sheet date. Nonmonetary assets and liabilities are re-measured to U.S. dollars using historical exchange rates. Monetary and other accounts are re-measured to U.S. dollars using average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in other expense in the condensed consolidated statements of operations, and, to date, have not been material.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with maturities of less than three months at the time of purchase to be cash equivalents. Investments with maturities at the time of acquisition greater than three months are classified as short-term investments as these are considered as available-for-sale in current operations. There were no cash equivalents or short-term investments as of April 30, 2013 and January 31, 2013, respectively.

Cost Method Investment

The Company accounts for its investment in a privately held company under the cost method and reports the investment in other assets in the condensed consolidated balance sheets. The Company monitors the carrying value of the investment and records a reduction in carrying value when a decline in value is deemed to be other than temporary. To date, the Company has not recognized any impairment losses related to this investment.

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not include finance charges. The Company performs ongoing credit evaluation of its customers and generally requires no collateral. The Company assesses the need for allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments by considering factors such as historical collection experience, credit quality, aging of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. There were no write-offs of accounts receivable for the three months ended April 30, 2013 and 2012, respectively. There was no allowance for doubtful accounts recorded as of April 30, 2013 and January 31, 2013, respectively.

Fair Market Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable, accrued liabilities and other current liabilities, approximate fair value due to the short-term nature. The fair value of outstanding warrants to purchase redeemable convertible preference shares converted into warrants to purchase ordinary shares is described in Note 6.

Inventories

The Company records inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting basis has been established and, accordingly, any associated reserve is not reversed until the inventory sold or scrapped. The Company has not recognized any material inventory loss to date.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of three years for computer equipment, computer software, machinery, equipment and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. Repairs and maintenance are charged to expense as incurred.

Intangible Assets

Technology licenses purchased from third parties and that can be used in alternative research and development projects are capitalized as intangible assets. Capitalized costs are amortized over an estimated economic useful life under a straight-line method and recorded as research and development expenses.

Impairment of Long-Lived Assets

The Company records long-lived assets at cost and evaluates them for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. When the sum of the expected future undiscounted cash flows expected to be generated by the related asset group is less than its carrying amount, an impairment loss would be recognized. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s estimated fair value. There has been no occurrence of events to date that would trigger an impairment analysis. As such, no impairment charge has been recognized as of April 30, 2013.

Revenue Recognition

The Company generates revenue from the sale of its SoCs to OEMs or ODMs, either directly or through logistics providers. Revenue from sales directly to OEMs and ODMs is recognized upon shipment provided persuasive evidence of an arrangement exists, legal title to the products and risk of ownership have transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company provides its logistics providers with the right to return excess levels of inventory and to future price adjustments. Given the inability to reasonably estimate these price changes and returns, revenue and costs related to shipments to logistics providers are deferred until the Company has received notification from its logistics providers that they have sold the Company’s products. Information reported by the Company’s logistics providers includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to a logistics provider, the Company records a trade receivable as there is a legally enforceable right to receive payment, reduces inventory for the value of goods shipped as legal title has passed to the logistics provider and defers the related margin as deferred revenue in the condensed consolidated balance sheets. Any price adjustments are recorded as a reduction to deferred revenue at the time the adjustments are agreed upon.

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

The Company also sells a limited amount of software under perpetual licenses that include post-contract customer support, or PCS. The Company does not have evidence of fair value for the PCS and, accordingly, license revenue is recognized ratably over the estimated supporting period in accordance with ASC 985, Software Revenue Recognition. The revenue from those licenses comprised 1% and 3% of the Company’s total revenue for the three months ended April 30, 2013 and 2012, respectively.

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

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in accrued liabilities in the condensed consolidated balance sheets.

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

As part of the process of preparing condensed consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets, which are included in the condensed consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the condensed consolidated statements of operations become deductible expenses under applicable income tax laws, or loss or credit carryforwards are utilized.

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

Stock-Based Compensation

The Company measures stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognizes that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. The Company estimates the fair value of awards of restricted stock units, or RSUs, based on the fair market value of its ordinary shares on the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants and shares issuance pursuant to its employee stock purchase plan, or ESPP. Determining the fair value of stock option awards on the grant date or the fair value of ESPP shares on the offering date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option or the offering price of the ESPP share, expected volatility, expected term, risk-free interest rate and dividend rate. The expected term for stock option is calculated using the simplified method as prescribed by the guidance provided by the Securities and Exchange Commission, as neither relevant historical experience nor other relevant data are available to estimate future exercise behavior. The expected term for shares issuance pursuant to the ESPP is the offering period. The expected volatility is based on the historical volatilities of similar companies whose share prices are publicly available for a period commensurate with the expected term. The risk-free interest rate is derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation only for those awards that are expected to vest. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from estimates.

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

Net Income Per Ordinary Share

The Company applies the two-class method to calculate and present net income per ordinary share. Under the two-class method, net income is allocated between ordinary shares and other participating securities based on their participating rights. Participating securities are defined as securities that may participate in undistributed earnings with ordinary shares, whether that participation is conditioned upon the occurrence of a specified event or not. Basic net income per ordinary share is computed by dividing net income allocable to ordinary shares by the weighted-average number of ordinary shares outstanding for the period. Diluted net income per ordinary share is computed by dividing net income allocable to ordinary shares and income allocable to participating securities, to the extent they are dilutive, by the weighted-average number of ordinary shares outstanding, including the dilutive effects of participating securities on an if-converted basis plus the dilutive effects of ordinary shares. The Company’s potential dilutive ordinary share equivalents consist of incremental ordinary shares issuable upon the exercise of options, upon the issuance of shares pursuant to the ESPP, upon the release of vested restricted stock units, upon the conversion of its redeemable convertible preference shares and upon the exercise of warrants.

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

Comprehensive Income

There are no differences between comprehensive income as defined by ASC 220, Comprehensive Income, and net income as reported in the Company’s condensed consolidated statements of operations.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, the Company would instead cross reference to the related footnote for additional information. This guidance only impacts disclosures within the Company’s consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of AOCI. This new guidance became effective prospectively for fiscal years, and interim periods with those years, beginning after December 15, 2012. The Company adopted this guidance and the adoption did not have an impact on its financial position, results of operations or disclosures.

2. Inventories

Inventory at April 30, 2013 and January 31, 2013 consisted of the following:

	As of April 30, 2013	As of January 31, 2013
	(in thousands)

Work-in-progress	$4,845	$4,044
Finished goods	4,480	4,874

Total	$9,325	$8,918

3. Property and Equipment, Net

Depreciation expense was approximately $0.2 million for the three months ended April 30, 2013 and 2012, respectively. Property and equipment at April 30, 2013 and January 31, 2013 consisted of the following:

	As of April 30, 2013	As of January 31, 2013
	(in thousands)

Computer equipment and software	$2,867	$2,810
Machinery and equipment	2,063	2,050
Furniture and fixtures	397	397
Leasehold improvements	642	642
Construction in progress	1,370	827

	7,339	6,726

Less: accumulated depreciation and amortization	(4,363)	(4,190)

Total property and equipment, net	$2,976	$2,536

4. Accrued Liabilities

Accrued liabilities at April 30, 2013 and January 31, 2013 consisted of the following:

	As of April 30, 2013	As of January 31, 2013
	(in thousands)

Accrued employee compensation	$5,259	$8,599
Refundable exercised unvested options	161	210
Accrued warranty	335	352
Accrued rebates	192	272
Accrued product development costs	3,920	2,875
Other accrued liabilities	1,317	2,111

Total accrued liabilities	$11,184	$14,419

5. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at April 30, 2013 and January 31, 2013 consisted of the following:

	As of April 30, 2013	As of January 31, 2013
	(in thousands)

Deferred revenue on product shipments	$5,051	$3,827
Deferred revenue from licenses	300	485
Deferred cost of revenue on product shipments	(1,327)	(861)

Total deferred income	$4,024	$3,451

6. Capital Stock

Preference shares

After completion of the IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no shares issued and outstanding as of April 30, 2013 and January 31, 2013, respectively.

Warrants

In connection with a financing agreement in 2004, the Company issued warrants to purchase 36,292 Series B redeemable convertible preference shares at an exercise price of $3.582 per share. The warrants are fully vested and are exercisable through December 2014.

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

Prior to the closing of IPO, the Company utilized the Black-Scholes option pricing model to determine the fair value of the warrants to purchase redeemable convertible preference shares, including the consideration of underlying ordinary share price, a risk-free interest rate, the expected term and expected volatilities. The warrants were revalued up to the closing of IPO and any change in fair value has been recorded in other expense.

Upon the completion of the IPO, the warrants to purchase redeemable convertible preference shares converted to warrants to purchase ordinary shares. During the three months ended April 30, 2013, a total of 25,125 warrants were exercised. A total of 11,167 and 36,292 warrants were outstanding at April 30, 2013 and January 31, 2013, respectively.

Ordinary shares

At April 30, 2013 and January 31, 2013, a total of 200,000,000 ordinary shares were authorized. As of April 30, 2013 and January 31, 2013, the following ordinary shares were reserved for future issuance:

	As of April 30, 2013	As of January 31, 2013

Shares reserved for options and restricted stock units	6,836,469	5,818,126
Shares reserved for employee stock purchase plan	798,383	460,445
Shares reserved for warrants	11,167	36,292

7. Employee Benefits and Stock-based Compensation

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

The fair value of restricted stock units, or RSUs, is determined on the grant date. Prior to the Company’s IPO, 1/16th of the RSUs were to vest each three months following the vesting commencement date, so as to be 100% vested on the fourth anniversary of the vesting commencement date (the “Time-Based Vesting Schedule”); provided, however, that the RSUs did not vest at all until a Liquidity Event has occurred, at which time the Time-Based Vesting Schedule would apply, subject to the RSU holder continuing to provide services to the Company through such vesting dates. For purpose of those RSUs, “Liquidity Event” means either (i) the expiration of the lock-up period that commenced on October 10, 2012 and ended on April 8, 2013 applicable in connection with the Company’s IPO, or (ii) a change in control of the Company. After the Company’s IPO, RSUs granted to new employees generally vest 25% on the first anniversary of the vesting commencement date and 1/16th of the RSUs vest each 3 months thereafter. Vesting schedules for other RSUs to employees vary and are subject to approval by the board of directors.

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

Early exercise rights. Certain employees have the right to early exercise unvested options, subject to repurchase rights held by the Company at their original purchase price upon termination of employment until vested. As of April 30, 2013 and January 31, 2013, a total of 86,005 and 84,377 shares of unvested early exercised options were repurchased, respectively. There were 39,242 and 53,151 unvested shares subject to the Company’s repurchase rights as of April 30, 2013 and January 31, 2013, respectively.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Stock-based compensation:
Cost of revenue	$34	$14
Research and development	974	532
Selling, general and administrative	598	397

Total stock-based compensation	$1,606	$943

As of April 30, 2013, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $6.7 million and $2.0 million, respectively, and is expected to be recognized over a weighted-average period of 2.15 years and 1.83 years, respectively. As of January 31, 2013, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $7.3 million and $2.4 million, respectively, and is expected to be recognized over a weighted-average period of 2.26 years and 1.77 years, respectively.

The income tax benefit on stock-based compensation recognized for the three months ended April 30, 2013 and 2012 was not material.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options for the periods indicated:

	Three Months Ended April 30,
	2013	2012
Stock Options:
Volatility	65%	66%
Risk-free interest rate	1.17%	1.10%
Expected term (years)	6.05	6.05
Dividend yield	0%	0%

The following table summarizes stock option activities for the three months ended April 30, 2013:

	Option Outstanding
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant-date Fair Value	Total Intrinsic Value of options Exercised (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2013	4,344,535	6.07
Granted	60,000	13.74	$8.15
Exercised	(158,871)	3.11		$1,689
Forfeited	(31,561)	8.45

Outstanding at April 30, 2013	4,214,103	6.27			6.67	$31,311

Exercisable at April 30, 2013	3,084,125	5.42			6.07	$25,522

Vested and expected to vest at April 30, 2013	4,140,490	6.23			6.64	$30,940

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and vested and expected-to-vest are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $13.70 on April 30, 2013, as reported by the NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock units activities for the three months ended April 30, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2013	339,217	$9.99
Granted	11,000	13.74
Released	(39,364)	9.99
Forfeited	(5,464)	9.99

Unvested at April 30, 2013	305,389	$10.13

As of April 30, 2013, the aggregate intrinsic value of unvested restricted stock units was $4.2 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the date of grant and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation was not material for the three months ended April 30, 2013 and 2012, respectively.

8. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2013	2012
	(in thousands, except share and per share data)
Numerator:
Net income	$4,741	$2,602
Less: amount allocable to preference shareholders	—	(2,028)
Less: amount allocable to unvested early exercised options	(9)	(8)

Net income allocable to ordinary shareholders - basic	$4,732	$566

Undistributed earnings reallocated to ordinary shareholders	1	68

Net income allocable to ordinary shareholders - diluted	$4,733	$634

Denominator:
Weighted-average ordinary shares outstanding	27,103,129	7,622,621
Less: weighted-average unvested early exercised options subject to repurchase	(46,197)	(103,261)

Weighted-average ordinary shares - basic	27,056,932	7,519,360

Effect of potentially dilutive securities:
Employee stock options	1,688,768	1,512,350
Restricted stock units	141,647	—
Employee stock purchase plan	170,817	—
Warrants to purchase ordinary shares	7,898	—

Weighted-average ordinary shares - diluted	29,066,062	9,031,710

Net income per ordinary share:
Basic	$0.17	$0.08

Diluted	$0.16	$0.07

Earnings per share (“EPS”) of ordinary shares was calculated using the two-class method required for participating securities. Prior to the date of the IPO, all series of redeemable convertible preference shares were considered to be participating securities due to their non-cumulative dividend rights. In connection with the Company’s IPO in October 2012, all outstanding redeemable convertible preference shares converted to ordinary shares. Net income has been allocated to the ordinary shares, redeemable convertible preference shares and unvested early exercised options based on their respective rights to share in net income and weighted-average outstanding during the periods.

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2013	2012

Options to purchase ordinary shares	390,928	2,046,941
Restricted stock units	6,303	—
Employee stock purchase plan	—	—
Early exercised options subject to repurchase	46,197	103,261
Redeemable convertible preference shares (if-converted basis)	—	13,315,727
Warrants to purchase redeemable convertible preference shares (if-converted basis)	—	36,292
Warrants to purchase ordinary shares	—	—

	443,428	15,502,221

9. Income Taxes

The Company reported the following income tax for the periods indicated:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Income tax expense	$473	$303

The Company recognized income tax expense of approximately $0.5 million and $0.3 million for the three months ended April 30, 2013 and 2012, respectively. The estimated effective tax rate was 9.1% and 10.4% for the three months ended April 30, 2013 and 2012, respectively. The effective tax rate for the three months ended April 30, 2013 was lower than the effective tax rate for the three months ended April 30, 2012 primarily due to tax benefits resulting from the reinstatement of the U.S. federal research credit in January 2013.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2007 to 2009 and 2011 to 2013 remain open to examination by U.S. federal tax authorities. The tax years 2004 to 2013 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2013 remain open to examination by material foreign tax authorities.

The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2013, the gross amount of unrecognized tax benefits was approximately $3 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

10. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating agreements with various expiration dates through February 2018. In March 2013, the Company entered into a lease agreement for approximately 35,000 square feet for its new Santa Clara, California headquarters. The lease has an initial five-year term and terminates in April 2018. The monthly basic rent obligation for this facility initially will be approximately $44,550, increasing annually to approximately $65,400 in 2017. The average monthly basic rent expense over the term of the lease will be approximately $59,800. Net rental expenses for the three months ended April 30, 2013 and 2012 were approximately $1.1 million for both periods. Future annual minimum lease payments under these operating leases with initial lease terms in excess of one year are as follows:

As of April 30, 2013
Fiscal Year	(in thousands)
2014	$2,718
2015	1,498
2016	1,346
2017	933
2018	955

$7,450

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of April 30, 2013 and January 31, 2013, total manufacturing purchase commitments were approximately $13.1 million and $15.1 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of April 30, 2013 and January 31, 2013.

11. Segment Reporting

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Hong Kong	$28,774	$21,200
Asia Pacific	256	177
United States	2,605	3,036
North America	962	320
Europe	1,344	1,188

Total revenue	$33,941	$25,921

As of April 30, 2013, substantially all of the Company’s long-lived tangible assets are located in the Asia Pacific region.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were customer A, a logistic provider, and customer B, a direct ODM customer, that combined accounted for approximately 82% of total revenue for the three months ended April 30, 2013. The customer representing 10% or more of revenue and accounts receivable for the three months ended April 30, 2012 was only customer A, a logistic provider, which accounted for approximately 75% of total revenue. Accounts receivable with these two customers combined accounted for approximately $21.7 million and $17.6 million as of April 30, 2013 and January 31, 2013, respectively.

12. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of its total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the board of directors or if it is a significant shareholder and has material business transactions with the Company.

Starting from the fiscal year 2008, the Company entered into several software license agreements with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s board of directors is also the Chief Executive Officer, President and a Director of Cadence. Under these license agreements, the Company committed to pay an aggregate amount of $10.2 million payable through January 2014. The Company paid $0.4 million and $0.5 million in license fees for the three months ended April 30, 2013 and 2012, respectively. Operating lease expenses related to these agreements included in research and development cost were approximately $0.4 million for the three months ended April 30, 2013 and 2012, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech Microelectronics Co., Ltd, or Wintech, the Company’s logistics provider. Wintech, along with an affiliate, is a shareholder of the Company owning approximately 4.6% of the voting stock as of January 31, 2013. The Company recognized revenue from sales to Wintech of approximately $13.4 million and $19.4 million for the three months ended April 30, 2013 and 2012, respectively. As of April 30, 2013 and January 31, 2013, the Company had receivables from Wintech of approximately $7.6 million and $8.2 million, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the year ended January 31, 2013 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2013 fiscal year filed with the SEC on April 4, 2013.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content for wearable sports cameras, automotive aftermarket cameras, Internet Protocol, or IP, security cameras, telepresence cameras and camcorders. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding and IP video delivery applications.

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

Financial Highlights and Trends for the Three Months Ended April 30, 2013

•

We recorded revenue of $33.9 million for the three months ended April 30, 2013, an increase of 31% as compared to the three months ended April 30, 2012. The increase was primarily due to higher demand for our A7 SoC in the wearable sports camera market, as well as continuing growth in the automotive aftermarket and IP security camera end markets. The increase was partially offset by decreased revenue in the infrastructure market as a result of weak macro market conditions in the United States and Europe resulting in lower capital expenditures for video encoding capital equipment. The same period in the prior fiscal year was affected by renegotiation of an infrastructure customer contract that resulted in an additional $1.6 million of deferred revenue released for the three months ended April 30, 2012, which was not repeated in the first quarter of fiscal year 2014.

•

We recorded operating income of $5.2 million for the three months ended April 30, 2013, an increase of 80% as compared to the three months ended April 30, 2012, primarily due to an increase in revenue and as well as efficient control of operating expenses.

•

We generated cash flows from operating activities of $3.2 million for the three months ended April 30, 2013, as compared to $0.8 million for the three months ended April 30, 2012. The increase was primarily attributable to increased net income, adjusted for increased non-cash stock-based compensation expense. The increase was partially offset by additional inventory purchased to support growing sales as well as increased accounts receivable resulting from the shifting of sales through a logistics customer to direct sales to a large ODM customer with longer payment terms.

•

In March 2013, we entered into a lease agreement for approximately 35,000 square feet for our new Santa Clara, California headquarters. The lease has an initial five-year term and terminates in April 2018. The monthly basic rent obligation for this facility initially will be approximately $44,550, increasing annually to approximately $65,400 in 2017. The average monthly basic rent expense over the term of the lease will be approximately $59,800.

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

Shifting Consumer Preferences. Our revenue is subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities, and rapid adoption by consumers, has led to the decline of pocket video cameras aimed at the video and image capture market over the past couple of years. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable sports cameras, automotive aftermarket cameras, IP security cameras, high-end DSCs and enterprise telepresence cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes in the market to continue to impact our business performance.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Over the last three years, we have continued to provide solutions for the camcorder and infrastructure markets, but also have expanded our focus to include the wearable sports, automotive aftermarket, IP security, and telepresence camera markets. We believe our entry into these new markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand our end market exposure, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2013	2012
	(dollars in thousands)
Revenue	$33,941	$25,921

Cost of revenue	12,248	7,516

Gross profit	21,693	18,405

Operating expenses:
Research and development	11,317	11,473

Selling, general and administrative	5,157	4,025

Total operating expenses	16,474	15,498

Income from operations	5,219	2,907

Other expense	(5)	(2)

Income before income taxes	5,214	2,905

Provision for income taxes	473	303

Net income	$4,741	$2,602

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2013	2012

Revenue	100%	100%

Cost of revenue	36	29

Gross profit	64	71

Operating expenses:
Research and development	33	44
Selling, general and administrative	15	16

Total operating expenses	48	60

Income from operations	16	11

Other expense	—	—

Income before income taxes	16	11

Provision for income taxes	1	1

Net income	15%	10%

Revenue

We derive substantially all of our revenue from the sale of HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our logistics providers. Our SoC solutions have been used in the camera and infrastructure markets, and we expect these will be the primary markets for our solutions for the foreseeable future. We derive a substantial portion of our revenue from sales made indirectly through our logistics provider, Wintech Microelectronics Co., Ltd., or Wintech.

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

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated depreciation and facility expenses. We expect our selling expense to increase in absolute dollars as we expand the size of our sales and marketing organization to support our anticipated growth. We expect our general and administrative expense to increase in absolute dollars and as a percent of revenue as we develop the infrastructure necessary to operate as a public company, which includes increased audit and legal fees, costs to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations applicable to companies listed on The NASDAQ Stock Market, investor relations costs, and higher insurance premiums.

Other Expense

Other expense consists primarily of gain and loss from foreign currency transactions and remeasurements.

Provision for Income Taxes

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

Comparison of the Three Months Ended April 30, 2013 and 2012

Revenue

	Three Months Ended April 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)

Revenue	$33,941	$25,921	$8,020	31%

Revenue increased for the three months ended April 30, 2013 compared to the same period in the prior fiscal year primarily due to higher demand for our A7 SoC in the wearable sports camera market, as well as continuing growth in the automotive aftermarket and IP security camera end markets. The increase was partially offset by decreased revenue in the infrastructure market as a result of weak macro market conditions in the United States and Europe resulting in lower capital expenditures for video encoding capital equipment. In addition, the infrastructure market revenue was higher than the current period primarily due to the renegotiation of an infrastructure customer contract that resulted in an additional $1.6 million of deferred revenue being released in the three months ended April 30, 2012. This similar release of deferred revenue was not repeated in the first quarter of fiscal year 2014.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)

Cost of revenue	$12,248	$7,516	$4,732	63%
Gross profit	21,693	18,405	3,288	18%
Gross margin	64%	71%	—	(7)%

Cost of revenue increased for the three months ended April 30, 2013 primarily due to an increase in the number of SoCs sold into the camera markets and to increased sales of our higher cost A7 SoCs. The increase was partially offset by cost reductions received from suppliers for certain SoCs due to purchase volume increases.

Gross margin decreased for the three months ended April 30, 2013 as compared to the same period in the prior fiscal year primarily due to the decline in higher gross margin infrastructure revenue as a percentage of total revenue discussed above. The decline in infrastructure revenue also resulted from the release of $1.6 million of deferred revenue as a result of the renegotiation of a customer contract that contributed approximately 2% to the gross margin in the three months ended April 30, 2012. This additional contribution to gross margin was not repeated in the first quarter of fiscal year 2014. To a lesser extent, gross margin declined due to a change in revenue mix within the camera markets, as we recorded higher consumer product revenues at lower gross margin in the three months ended April 30, 2013 compared to the three months ended April 30, 2012.

Research and Development

	Three Months Ended April 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)

Research and development	$11,317	$11,473	$(156)	(1)%

Research and development expense decreased for the three months ended April 30, 2013 primarily due to decreased product development costs of approximately $1.1 million associated with the timing of new product development efforts. The decrease was partially offset by an increase in engineering headcount and additional bonus and stock-based compensation. Our research and development engineering headcount increased to 340 at April 30, 2013 compared to 311 at April 30, 2012, resulting in an increase in salary related expenses of approximately $0.5 million. In the third quarter of fiscal year 2013, we granted restricted stock units and offered participation in our employee stock purchase plan upon completion of our IPO, resulting in an increase in stock-based compensation expense of approximately $0.5 million for the three months ended April 30, 2013.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)

Selling, general and administrative	$5,157	$4,025	$1,132	28%

Selling, general and administrative expense increased for the three months ended April 30, 2013 compared to the same period in the prior fiscal year primarily due to an additional $0.5 million in personnel costs as a result of increased headcount to 105 at April 30, 2013 compared to 89 at April 30, 2012 and an additional $0.2 million of stock-based compensation expense from the issuance of restricted stock units and offering of employee stock purchase plan. The increase was also attributable to approximately $0.3 million of additional expenditures on outside professional services to support our expanding business and operations as a public company.

Other Expense

	Three Months Ended April 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)

Other expense	$(5)	$(2)	$(3)	(150)%

Other expense for the three months ended April 30, 2013 included the revaluation of foreign currency. In the same period in the prior fiscal year, other expense included the impact of the revaluation of warrants to purchase redeemable convertible preference shares as well as foreign currency changes. The warrants to purchase redeemable convertible preference shares converted into warrants to purchase ordinary shares upon our IPO in the third quarter of fiscal year 2013 and as a result, there will be no future impact to net income from the revaluation of such warrants.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)

Provision for income taxes	$473	$303	$170	56%
Effective tax rate	9.1%	10.4%		(1.3)%

Our quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments for discrete tax items. For the three months ended April 30, 2013, our overall estimation of the current fiscal year’s annual effective tax rate reflected the favorable impact from the extended U.S. federal R&D credits, the change in increase in pretax earnings and a change in mix of earnings to lower tax jurisdictions.

Liquidity and Capital Resources

We had cash of $104.3 million and $100.5 million as of April 30, 2013 and January 31, 2013, respectively.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$3,216	$780
Net cash used in investing activities	(579)	(155)
Net cash provided by financing activities	1,146	125

Net increase in cash	$3,783	$750

Net Cash Provided by Operating Activities

The increase in cash flow from operating activities for the three months ended April 30, 2013 compared to the same period in fiscal year 2013 was primarily due to increased net income, adjusted for increased non-cash stock-based compensation expense. The increase was partially offset by additional inventory purchased to support growing sales, as well as increased accounts receivable resulting from longer payment terms associated with direct sales to a large ODM customer rather than sales to the customers that previously purchased through our logistics partner.

Net Cash Used in Investing Activities

Net cash used in investing activities increased primarily due to approximately $0.4 million of leasehold improvements for our new headquarters located in Santa Clara, California for the three months ended April 30, 2013 compared to the three months ended April 30, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased for the three months ended April 30, 2013 compared to the same period in prior fiscal year primarily due to cash proceeds from employee exercises of stock options and cash withholding contributed by employees under our employee stock purchase plan.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of April 30, 2013:

	Payment Due by Period as of April 30, 2013
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other
Contractual Obligations
Facilities under operating leases	$5,489	$954	$2,667	$1,868	$—	$—
Technology license or other obligations under operating leases	1,961	1,764	177	20	—	—
Noncancellable purchase obligations	13,140	13,140	—	—	—	—
Uncertain tax liabilities	1,394	—	—	—	—	1,394

Total	$21,984	$15,858	$2,844	$1,888	$—	$1,394

As of April 30, 2013, we had purchase obligations with our independent contract manufacturers of $13.1 million.

Uncertain tax liabilities represent our liabilities for uncertain tax positions as of April 30, 2013. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of April 30, 2013, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2013 fiscal year filed with the SEC on April  4, 2013.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash totaling $104.3 million and $100.5 million at April 30, 2013 and January 31, 2013, respectively. Our cash consists of cash in standard bank accounts and are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our ordinary share could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that OEM. For example, improved smartphone video capture capabilities, and rapid adoption of smartphones by consumers, led to the decline of an entire category of pocket video cameras aimed at the casual video capture market. In fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately 15% of our total revenue in fiscal year 2012 and approximately 1.2% of our total revenue in fiscal year 2013. If other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. For the three months ended April 30, 2013, sales directly and through our logistics providers to our five largest customers collectively was estimated to be 58.2% of our revenue, and sales to our 10 largest customers collectively was estimated to be 71.7% of our revenue. For the three months ended April 30, 2013, our largest ODM customer was estimated to be 42.3% of our revenue and built products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. The loss of a significant customer like Kodak could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

From inception through April 30, 2013, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a significant amount of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of our time and resources. We cannot assure you that we will secure design wins from these or other companies or that we will achieve meaningful revenue from the sales of our solutions into these markets.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in all of Asia other than Japan. Approximately 40% and 75% of our revenue was derived from sales through Wintech for the three months ended April 30, 2013 and 2012, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2015, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $121.1 million in fiscal year 2013. Compared to the three months ended April 30, 2012, our revenue increased by 31% from $25.9 million to $33.9 million for the three months ended April 30, 2013. We may not achieve similar growth rates in future periods. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

Due to our limited operating history, we may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.

We were incorporated in 2004 and first generated product revenue in the third quarter of fiscal year 2006. As a result, we have a limited operating history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our solutions, substantial uncertainty concerning how these markets may develop and other factors beyond our control, limits our ability to accurately forecast quarterly or annual revenue. In addition, because we record a significant portion of our revenue from sales when we have received notification from our logistics providers that they have sold our products, some of the revenue we record in a quarter may be derived from sales of products shipped to our logistics providers during previous quarters. This revenue recognition methodology limits our ability to forecast quarterly or annual revenue accurately. We are currently expanding our staffing and increasing our expenditures in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.

While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $11.3 million and $11.5 million for the three months ended April 30, 2013 and 2012, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of April 30, 2013, we had twenty issued and allowed patents in the United States plus nine additional continuation patents, three issued patents in China, two issued patent in Japan and thirty-two pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Some of our operations, as well as the operations of our contract manufacturers and foundry vendors and other suppliers, are also regulated under various other federal, state, local, foreign and international environmental laws and requirements, including those governing, among other matters, the management, disposal, handling, use, labeling of, and exposure to hazardous substances, and the discharge of pollutants into the air and water. Liability under environmental laws can be joint and several and without regard to comparative fault. We cannot assure you that violations of these laws will not occur in the future, as a result of human error, accident, equipment failure or other causes. Environmental laws and regulations have increasingly become more stringent over time. For example, there is a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. Recent U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Furthermore, we may incur additional costs associated with complying with these disclosure requirements, including costs related to determining the source of any “conflict” minerals in our products. Also, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products. Some customers may require that all of our products are certified to be conflict-free and, if we cannot satisfy these customers, they may choose a competitor’s products. We expect that our products and operations will be affected by new environmental requirements on an ongoing basis, which will likely result in additional costs, which could adversely affect our business.

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

We became a public company on October 10, 2012 and have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to compliance, and we may not effectively or efficiently manage our transition into a public company.

We expect rules and regulations such as the Sarbanes-Oxley Act to increase our legal and finance compliance costs and to make some activities more time consuming and costly. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the JOBS Act exemptions available to us. In addition, these Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness or significant deficiency, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our recent growth rate could present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to successfully complete the procedures and certification and attestation requirements of Section 404, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the Securities and Exchange Commission, or SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our ordinary shares. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

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

We are implementing a new enterprise resource planning, or ERP, system. This project has and will continue to require significant investment of capital and human resources, the re-engineering of many processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, otherwise operate our business or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 86% of our revenue for the three months ended April 30, 2013. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales might occur, could cause the market price of our ordinary shares to decline. Certain holders of our ordinary shares are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, the market price for our ordinary shares could be adversely affected. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

We filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2004 Stock Plan, 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. Our 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan provide for automatic increases in the shares reserved for issuance under these plans which could result in additional dilution to our shareholders. These shares can be freely sold in the public market upon issuance and vesting, subject to restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

As of April 30, 2013, our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 32% of our outstanding ordinary shares. These shareholders, if they acted together, could exert substantial influence over matters requiring approval by our shareholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sale of unregistered securities

From February 1, 2013 to April 30, 2013, we sold 25,125 ordinary shares upon the exercise of warrants for aggregate consideration of $89,998. The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction involved was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering. Each recipient of the securities in these transactions represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient represented that such recipient had received adequate information about the Company or had adequate access, through his or her relationship with the Company, to information about the Company.

(b) Use of proceeds

We anticipate that we will use the net proceeds from the sales of securities for working capital and other general corporate purposes, which may include sales and marketing expenditures, general and administrative expenditures, developing new products and funding capital expenditures. We also may use a portion of the net proceeds to acquire or license products, technologies or businesses we believe to be complementary. However, we do not have agreements or commitments for any specific acquisitions at this time. We will have broad discretion in the way we use the net proceeds. There has been no material change in the planned use of proceeds from sales of our equity securities from that described in our final prospectus filed with the Securities and Exchange Commission on October 10, 2012 and our Annual Report on Form 10-K for the 2013 fiscal year filed with the Securities and Exchange Commission on April 4, 2013.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2013

AMBARELLA, INC.

	By:	/S/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 12, 2013	By:	/S/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.