Form 10-Q
period 2013-07-31
AMBARELLA INC
filed 2013-09-13
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of July 31, 2013 was 27,557,895 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31,	January 31,
	2013	2013
ASSETS
Current assets:
Cash	$118,310	$100,494
Accounts receivable, net	21,881	20,153
Inventories	9,913	8,918
Restricted cash	3	3
Deferred tax assets, current	1,219	1,220
Prepaid expenses and other current assets	1,478	2,360

Total current assets	152,804	133,148

Property and equipment, net	3,219	2,536
Deferred tax assets, non-current	1,135	938
Other assets	1,995	1,981

Total assets	$159,153	$138,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	11,440	7,051
Accrued liabilities	12,177	14,042
Income taxes payable	381	286
Deferred revenue, current	4,891	3,451

Total current liabilities	28,889	24,830

Other long-term liabilities	1,461	1,441

Total liabilities	30,350	26,271

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2013 and January 31, 2013, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at July 31, 2013 and January 31, 2013, respectively; 27,557,895 shares issued and outstanding at July 31, 2013; 27,035,074 shares issued and outstanding at January 31, 2013	12	12
Additional paid-in capital	97,387	91,911
Retained earnings	31,404	20,409

Total shareholders’ equity	128,803	112,332

Total liabilities and shareholders’ equity	$159,153	$138,603

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012

Revenue	$37,710	$27,958	$71,651	$53,879

Cost of revenue	14,419	8,626	26,667	16,142

Gross profit	23,291	19,332	44,984	37,737

Operating expenses:
Research and development	10,974	9,356	22,291	20,829
Selling, general and administrative	5,385	4,184	10,542	8,209

Total operating expenses	16,359	13,540	32,833	29,038

Income from operations	6,932	5,792	12,151	8,699

Other income (loss), net	(11)	4	(16)	2

Income before income taxes	6,921	5,796	12,135	8,701

Provision for income taxes	667	570	1,140	873

Net income	$6,254	$5,226	$10,995	$7,828

Net income per share attributable to ordinary shareholders:
Basic	$0.23	$0.20	$0.40	$0.28

Diluted	$0.21	$0.19	$0.37	$0.26

Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	27,409,343	7,604,443	27,232,142	7,557,345

Diluted	29,848,676	9,114,927	29,456,374	9,068,762

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net income	$10,995	$7,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	481	363
Loss on disposal of long-lived assets	2	2
Amortization of other intangible assets	—	270
Stock-based compensation	3,199	1,956
Net excess income tax benefits associated with stock-based compensation	(267)	—
Change in value of warrants	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	(1,728)	(1,144)
Inventories	(995)	(1,603)
Prepaid expenses and other current assets	882	(741)
Deferred tax assets	(196)	—
Other assets	(14)	31
Accounts payable	4,388	1,567
Accrued liabilities	(2,610)	1,268
Income taxes payable	362	271
Deferred revenue	1,440	(3,994)

Net cash provided by operating activities	15,939	6,060

Cash flows from investing activities:
Restricted Cash	—	254
Net proceeds from disposal of fixed assets	13	—
Purchase of property and equipment	(1,293)	(302)

Net cash used in investing activities	(1,280)	(48)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants, and employee stock purchase plan withholding, net of repurchase of stock options	2,915	215
Payment for initial public offering cost	(25)	—
Net excess income tax benefits associated with stock-based compensation	267	—

Net cash provided by financing activities	3,157	215

Net increase in cash and cash equivalents	17,816	6,227
Cash and cash equivalents at beginning of period	100,494	58,944

Cash and cash equivalents at end of period	$118,310	$65,171

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$314	$603

Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$9	$2

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the “Company”) was incorporated in the Cayman Islands on January 15, 2004. The Company is a developer of semiconductor processing solutions for video that enable high-definition video capture, sharing and display. The Company combines its processor design capabilities with its expertise in video and image processing algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrate high-definition video processing, image processing, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates include (i) the collectability of accounts receivable; (ii) write down for excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) impairment of long-lived assets; (v) warranty obligations; (vi) the valuation of stock-based compensation and equity instruments; (vii) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (viii) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Inventories

The Company records inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting basis has been established and, accordingly, any associated reserve is not reversed until the inventory is sold or scrapped. The Company has not recognized any material inventory loss to date.

Internal-Use Software

The Company capitalizes certain software that is acquired and developed solely for internal usage. The capitalization costs include fees for services provided to develop software during the application development stage, costs incurred to obtain software, travel expenses incurred and payroll related costs for employees who are directly associated with and who directly devote time to the project. The capitalization begins when the preliminary project stage is completed and ceases no later than the point at which the project is substantially complete and ready for its intended use after all substantial testing is completed. The internal-use software is amortized over its estimated useful life. Repairs and maintenance are charged to expense as incurred. As of July 31, 2013, the Company has capitalized approximately $1.1 million of internal-use software.

Revenue Recognition

The Company generates revenue from the sale of its SoCs to OEMs or ODMs, either directly or through logistics providers. Revenue from sales directly to OEMs and ODMs is recognized upon shipment provided persuasive evidence of an arrangement exists, legal title to the products and risk of ownership have transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company provides its logistics providers with the right to return excess levels of inventory and to future price adjustments. Given the inability to reasonably estimate these price changes and returns, revenue and costs related to shipments to logistics providers are deferred until the Company has received notification from its logistics providers that they have sold the Company’s products. Information reported by the Company’s logistics providers includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to a logistics provider, the Company records a trade receivable as there is a legally enforceable right to receive payment, reduces inventory for the value of goods shipped as legal title has passed to the logistics provider and defers the related margin as deferred revenue in the condensed consolidated balance sheets. Any price adjustments are recorded as a change to deferred revenue at the time the adjustments are agreed upon.

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

The Company also sells a limited amount of software under perpetual licenses that include post-contract customer support, or PCS. The Company does not have evidence of fair value for the PCS and, accordingly, license revenue is recognized ratably over the estimated supporting period in accordance with ASC 985, Software Revenue Recognition. The Company did not recognize material license revenue for the first six months of fiscal year 2014 and 2013. The revenue from those licenses comprised 1% and 2% of the Company’s total revenue for the six months ended July 31, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, the Company would instead cross reference to the related footnote for additional information. This guidance only impacts disclosures within the Company’s consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of AOCI. This new guidance became effective prospectively for fiscal years, and interim periods with those years, beginning after December 15, 2012. The Company adopted this guidance starting from the first quarter of fiscal year 2014 and the adoption did not have an impact on its financial position, results of operations or disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss ,or a Tax Credit Carryforward Exists. The new guidance requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company has not yet adopted this guidance but does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations, statement of cash flows or disclosures.

2. Inventories

Inventory at July 31, 2013 and January 31, 2013 consisted of the following:

	As of	As of
	July 31, 2013	January 31, 2013
	(in thousands)

Work-in-progress	$7,125	$3,012
Finished goods	2,788	5,906

Total	$9,913	$8,918

3. Property and Equipment, Net

Depreciation expense was approximately $0.3 million and $0.2 million for the three months ended July 31, 2013 and 2012, respectively. Depreciation expense was approximately $0.5 million and $0.4 million for the six months ended July 31, 2013 and 2012, respectively. Property and equipment at July 31, 2013 and January 31, 2013 consisted of the following:

	As of	As of
	July 31, 2013	January 31, 2013
	(in thousands)

Computer equipment and software	$4,188	$2,810
Machinery and equipment	2,063	2,050
Furniture and fixtures	412	397
Leasehold improvements	1,195	642
Construction in progress	—	827

	7,858	6,726

Less: accumulated depreciation and amortization	(4,639)	(4,190)

Total property and equipment, net	$3,219	$2,536

In March 2013, the Company entered into a lease agreement of approximately 35,000 square feet for its new headquarters located in Santa Clara, California with an initial five-year term. Pursuant to the lease agreement, the Company agreed to pay certain construction costs. As of July 31, 2013, the Company had capitalized approximately $0.7 million of leasehold improvement as a result of the construction, which will be depreciated over the term of the lease.

In August 2012, the Company began implementation of its enterprise resources planning (“ERP”) system. As of July 31, 2013, the Company capitalized approximately $1.1 million of internal-use software related to the ERP implementation project and amortized over an estimated economic useful life of three years under a straight-line method.

4. Accrued Liabilities

Accrued liabilities at July 31, 2013 and January 31, 2013 consisted of the following:

	As of	As of
	July 31, 2013	January 31, 2013
	(in thousands)

Accrued employee compensation	$7,056	$8,599
Refundable exercised unvested options	125	210
Accrued warranty	322	352
Accrued rebates	217	272
Accrued product development costs	3,291	2,875
Other accrued liabilities	1,166	1,734

Total accrued liabilities	$12,177	$14,042

5. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at July 31, 2013 and January 31, 2013 consisted of the following:

	As of	As of
	July 31, 2013	January 31, 2013
	(in thousands)

Deferred revenue on product shipments	$6,426	$3,827
Deferred revenue from licenses	100	485
Deferred cost of revenue on product shipments	(1,635)	(861)

Total deferred income	$4,891	$3,451

6. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of July 31, 2013 and January 31, 2013, respectively.

Warrants

In connection with a financing agreement in 2004, the Company issued warrants to purchase 36,292 redeemable convertible preference shares at an exercise price of $3.582 per share. Upon the completion of the IPO, the warrants to purchase redeemable convertible preference shares converted to warrants to purchase ordinary shares. As of July 31, 2013, the warrants were fully exercised and were no longer outstanding.

Ordinary shares

At July 31, 2013 and January 31, 2013, a total of 200,000,000 ordinary shares were authorized. As of July 31, 2013 and January 31, 2013, the following ordinary shares were reserved for future issuance:

	As of	As of
	July 31, 2013	January 31, 2013

Shares reserved for options and restricted stock units	6,548,175	5,818,126
Shares reserved for employee stock purchase plan	798,383	460,445
Shares reserved for warrants	—	36,292

7. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Stock-based compensation:
Cost of revenue	$34	$15	$68	$29
Research and development	900	542	1,874	1,074
Selling, general and administrative	659	456	1,257	853

Total stock-based compensation	$1,593	$1,013	$3,199	$1,956

As of July 31, 2013, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $6.3 million and $1.9 million, respectively, and is expected to be recognized over a weighted-average period of 2.05 years and 1.71 years, respectively. As of January 31, 2013, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $7.3 million and $2.4 million, respectively, and is expected to be recognized over a weighted-average period of 2.26 years and 1.77 years, respectively.

The income tax benefit on stock-based compensation recognized for each of the six months ended July 31, 2013 and 2012 was not material.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Stock Options:
Volatility	66%	66%	65%	66%
Risk-free interest rate	1.25%	0.81%	1.21%	0.94%
Expected term (years)	6.05	6.05	6.05	6.05
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the six months ended July 31, 2013:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining
		Weighted-	Average	options	Contractual	Aggregate
		Average	Grant-date	Exercised	Term	Intrinsic Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)

Outstanding at January 31, 2013	4,344,535	6.07
Granted	138,720	15.22	$9.05
Exercised	(424,168)	4.24		$4,781
Forfeited	(51,165)	10.28

Outstanding at July 31, 2013	4,007,922	6.52			6.59	$40,382

Exercisable at July 31, 2013	2,973,868	5.60			6.01	$32,717

Vested and expected to vest at July 31, 2013	3,945,728	6.48			6.56	$39,927

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on the vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and vested and expected-to-vest are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $16.60 on July 31, 2013, as reported by the NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the six months ended July 31, 2013:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2013	339,217	$9.99
Granted	27,112	15.29
Released	(62,361)	9.99
Forfeited	(7,379)	9.99

Unvested at July 31, 2013	296,589	$10.47

As of July 31, 2013, the aggregate intrinsic value of unvested restricted stock units was $4.9 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the date of grant and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation was not material for the six months ended July 31, 2013 and 2012, respectively.

8. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Numerator:
Net income	$6,254	$5,226	$10,995	$7,828
Less: amount allocable to preference shareholders	—	(3,689)	—	(5,719)
Less: amount allocable to unvested early exercised options	(8)	(15)	(17)	(26)

Net income allocable to ordinary shareholders - basic	$6,246	$1,522	$10,978	$2,083

Undistributed earnings reallocated to ordinary shareholders	1	179	1	248

Net income allocable to ordinary shareholders - diluted	$6,247	$1,701	$10,979	$2,331

Denominator:
Weighted-average ordinary shares outstanding	27,443,622	7,679,674	27,273,376	7,651,418
Less: weighted-average unvested early exercised options subject to repurchase	(34,279)	(75,231)	(41,234)	(94,073)

Weighted-average ordinary shares - basic	27,409,343	7,604,443	27,232,142	7,557,345

Effect of potentially dilutive securities:
Employee stock options	2,046,623	1,510,484	1,867,695	1,511,417
Restricted stock units	159,434	—	150,541	—
Employee stock purchase plan	231,278	—	201,048	—
Warrants to purchase ordinary shares	1,998	—	4,948	—

Weighted-average ordinary shares - diluted	29,848,676	9,114,927	29,456,374	9,068,762

Net income per ordinary share:
Basic	$0.23	$0.20	$0.40	$0.28

Diluted	$0.21	$0.19	$0.37	$0.26

Earnings per share (“EPS”) of ordinary shares was calculated using the two-class method required for participating securities. Prior to the date of the IPO, all series of redeemable convertible preference shares were considered to be participating securities due to their non-cumulative dividend rights. In connection with the Company’s IPO in October 2012, all outstanding redeemable convertible preference shares converted to ordinary shares. Net income has been allocated to the ordinary shares and participating securities based on their respective rights to share in net income and weighted-average outstanding during the periods.

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012

Options to purchase ordinary shares	102,707	2,075,968	246,817	2,061,455
Restricted stock units	—	—	3,151	—
Early exercised options subject to repurchase	34,279	75,231	41,234	94,073
Redeemable convertible preference shares (if-converted basis)	—	13,315,727	—	13,315,727
Warrants to purchase redeemable convertible preference shares (if-converted basis)	—	36,292	—	36,292

	136,986	15,503,218	291,202	15,507,547

9. Income Taxes

The Company reported the following income tax for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)

Income tax expense	$667	$570	$1,140	$873

The Company recognized income tax expense of approximately $0.7 million and $0.6 million for the three months ended July 31, 2013 and 2012, respectively. The Company recognized income tax expense of approximately $1.1 million and $0.9 million for the six months ended July 31, 2013 and 2012, respectively. The effective tax rate was 9.6% and 9.8% for the three months ended July 31, 2013 and 2012, respectively. The effective tax rate was 9.4% and 10.0% for the six months ended July 31, 2013 and 2012, respectively. The effective tax rate for the three and six months ended July 31, 2013 was lower than the effective tax rate for the three and six months ended July 31, 2012 primarily due to an increase in the forecasted foreign earnings in fiscal year 2014 as compared to fiscal year 2013 and the reinstatement of the U.S. federal R&D credit in January 2013.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2007 to 2009 and 2011 to 2013 remain open to examination by U.S. federal tax authorities. The tax years 2004 to 2013 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2013 remain open to examination by material foreign tax authorities.

The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2013, the gross amount of unrecognized tax benefits was approximately $3.0 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

10. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating agreements with various expiration dates through April 2018. In March 2013, the Company entered into a lease agreement for approximately 35,000 square feet for its new Santa Clara, California headquarters. The lease has an initial five-year term and terminates in April 2018. The monthly basic rent obligation for this facility initially will be approximately $44,550, increasing annually to approximately $65,400 in 2017. The average monthly basic rent expense over the term of the lease will be approximately $59,800. Net operating lease expenses for the three months ended July 31, 2013 and 2012 were approximately $1.3 million and $1.0 million, respectively. Net operating lease expenses for the six months ended July 31, 2013 and 2012 were approximately $2.4 million and $2.1 million, respectively. Future annual minimum lease payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
July 31, 2013
Fiscal Year	(in thousands)
2014	$1,925
2015	1,715
2016	1,580
2017	974
2018	955

$7,149

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of July 31, 2013 and January 31, 2013, total manufacturing purchase commitments were approximately $17.6 million and $15.1 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of July 31, 2013 and January 31, 2013.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Hong Kong	$33,195	$24,890	$61,969	$46,090
Asia Pacific	446	74	702	251
United States	1,242	1,368	3,847	4,404
North America	1,071	328	2,033	648
Europe	1,756	1,298	3,100	2,486

Total revenue	$37,710	$27,958	$71,651	$53,879

As of July 31, 2013, substantially all of the Company’s long-lived tangible assets are located in the Asia Pacific region.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistic provider, and Chicony, a direct ODM customer, which combined accounted for approximately 87% and 82% of total revenue for the three months ended July 31, 2013 and 2012, respectively, and approximately 84% and 81% of total revenue for the six months ended July 31, 2013 and 2012, respectively. Accounts receivable with these two customers combined accounted for approximately $20.0 million and $17.6 million as of July 31, 2013 and January 31, 2013, respectively.

12. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the board of directors or if it is a significant shareholder and has material business transactions with the Company.

Starting from the fiscal year 2008, the Company entered into several software license agreements with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s board of directors is also the Chief Executive Officer, President and a Director of Cadence. Under these license agreements, the Company committed to pay an aggregate amount of $10.2 million payable through January 2014. The Company paid $0.4 million in license fees in each of the three months ended July 31, 2013 and 2012. The Company paid $0.9 million in license fees in each of the six months ended July 31, 2013 and 2012. Operating lease expenses related to these agreements included in research and development cost were approximately $0.4 million and $0.5 million for the three months ended July 31, 2013 and 2012, respectively. Operating lease expenses related to these agreements included in research and development cost were approximately $0.9 million in each of the six months ended July 31, 2013 and 2012.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech Microelectronics Co., Ltd, or Wintech, the Company’s logistics provider. Wintech, along with an affiliate, is a shareholder of the Company owning approximately 4.6% of the voting stock as of January 31, 2013. The Company recognized revenue from sales to Wintech of approximately $22.1 million and $20.0 million for the three months ended July 31, 2013 and 2012, respectively. The Company recognized revenue from sales to Wintech of approximately $35.5 million and $39.4 million for the six months ended July 31, 2013 and 2012, respectively. As of July 31, 2013 and January 31, 2013, the Company had receivables from Wintech of approximately $9.8 million and $8.2 million, respectively.

13. Subsequent Event

On August 27, 2013, upon recommendation by the Company’s compensation committee, the Company’s board of directors granted awards of restricted stock units (“RSU”) covering a total of 1,057,360 ordinary shares that vest based on service conditions and a total of 154,500 ordinary shares that vest based on a combination of service and performance conditions. The fair value on the grant date was $14.56 per ordinary share. Pursuant to the terms of the service condition awards, 1/16th of the RSUs shall vest each 3 months following the vesting commencement date, so as to be 100% vested on the fourth anniversary of the vesting commencement date. Pursuant to the terms of the performance condition awards, 1/8th of the RSUs shall vest each 3 months following the vesting commencement date, so as to be 100% vested on the second anniversary of the vesting commencement date; provided, however, that notwithstanding the foregoing, the RSUs shall not vest at all until the performance conditions are achieved and are subject to the RSU holder continuing to provide services to the Company through such vesting dates. The vesting commencement date for the performance condition RSUs will begin upon achievement of financial targets for the fiscal year 2014. The performance condition RSUs shall automatically be forfeited in their entirety, without any cost to or action by the Company, if there has been no achievement of the fiscal year 2014 financial targets.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2013 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2013 fiscal year filed with the SEC on April 4, 2013.

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

Financial Highlights and Trends

•

We recorded revenue of $37.7 million and $71.7 million for the three and six months ended July 31, 2013, respectively. This represented an increase of 35% and 33% for the three and six months ended July 31, 2013, respectively, as compared to the same periods in fiscal year 2013. The increase was primarily due to higher demand in our IP security and wearable sports camera markets, as well as continuing growth in the automotive aftermarket camera market. The increase was partially offset by decreased revenue in the infrastructure market as a result of weak macro market conditions in the United States and Europe resulting in lower capital expenditures for video encoding capital equipment. In addition, infrastructure market revenue was higher in the prior periods primarily due to the renegotiation of a customer’s contracts that resulted in an additional $1.4 million and $3.0 million of deferred revenue being released in the three and six months ended July 31, 2012, respectively, which was not repeated in the first half of fiscal year 2014.

•

We recorded operating income of $6.9 million and $12.2 million for the three and six months ended July 31, 2013, respectively. This represented an increase of 20% and 40% for the three and six months ended July 31, 2013, respectively, as compared to the same periods in fiscal year 2013. The increase was primarily due to an increase in revenue, as well as efficient control of operating expenses, offset by a reduction in gross margin.

•

We generated cash flows from operating activities of $15.9 million for the six months ended July 31, 2013, as compared to $6.1 million for the six months ended July 31, 2012. The increase was primarily attributable to increased net income, adjusted for increased non-cash stock-based compensation expense, as well as an increase in liabilities associated with the timing of payments to suppliers. The increase was partially offset by increased accounts receivable resulting from the shifting of sales through a logistics customer to direct sales to a large ODM customer with longer payment terms.

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

Shifting Consumer Preferences. Our revenue is subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities, and the rapid adoption by consumers, has led to the decline of pocket video cameras aimed at the video and image capture market over the past couple of years. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable sports cameras, automotive aftermarket cameras, IP security cameras, high-end digital still cameras, or DSCs, and enterprise telepresence cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes in the market to continue to impact our business performance.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Over the last three years, we have continued to provide solutions for the camcorder and infrastructure markets, but also have expanded our focus to include the wearable sports, automotive aftermarket, IP security, and telepresence camera markets. We believe our entry into these markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand our end market exposure, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(dollars in thousands)

Revenue	$37,710	$27,958	$71,651	$53,879

Cost of revenue	14,419	8,626	26,667	16,142

Gross profit	23,291	19,332	44,984	37,737

Operating expenses:
Research and development	10,974	9,356	22,291	20,829

Selling, general and administrative	5,385	4,184	10,542	8,209

Total operating expenses	16,359	13,540	32,833	29,038

Income from operations	6,932	5,792	12,151	8,699

Other income (loss), net	(11)	4	(16)	2

Income before income taxes	6,921	5,796	12,135	8,701

Provision for income taxes	667	570	1,140	873

Net income	$6,254	$5,226	$10,995	$7,828

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012

Revenue	100%	100%	100%	100%

Cost of revenue	38	31	37	30

Gross profit	62	69	63	70

Operating expenses:
Research and development	29	33	31	39
Selling, general and administrative	14	15	15	15

Total operating expenses	43	48	46	54

Income from operations	19	21	17	16

Other income (loss), net	—	—	—	—

Income before income taxes	19	21	17	16

Provision for income taxes	2	2	2	2

Net income	17%	19%	15%	14%

Revenue

We derive substantially all of our revenue from the sale of HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our logistics providers. Our SoC solutions have been used in the camera and infrastructure markets, and we expect these will be the primary markets for our solutions for the foreseeable future. We derive a substantial portion of our revenue from sales made indirectly through our logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one large ODM customer, Chicony Electronics Co., Ltd., or Chicony.

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

Comparison of the Three Months and Six Months Ended July 31, 2013 and 2012

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)

Revenue	$37,710	$27,958	$9,752	35%	$71,651	$53,879	$17,772	33%

Revenue increased for the three and six months ended July 31, 2013 compared to the same periods in the prior fiscal year primarily due to higher demand in our IP security and wearable sports camera markets, as well as continuing growth in the automotive aftermarket camera market. The increase was partially offset by decreased revenue in the infrastructure market as a result of weak macro market conditions in the United States and Europe resulting in lower capital expenditures for video encoding capital equipment. In addition, infrastructure market revenue was higher in the prior periods primarily due to the renegotiation of a customer’s contracts that resulted in an additional $1.4 million and $3.0 million of deferred revenue being released in the three and six months ended July 31, 2012, respectively. This release of deferred revenue was not repeated in the first half of fiscal year 2014.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)

Cost of revenue	$14,419	$8,626	$5,793	67%	$26,667	$16,142	$10,525	65%
Gross profit	23,291	19,332	3,959	20%	44,984	37,737	7,247	19%
Gross margin	62%	69%	—	(7%)	63%	70%	—	(7%)

Cost of revenue increased for the three and six months ended July 31, 2013 primarily due to an increase in the number of SoCs sold into the camera markets and to increased sales of our higher cost A7 SoCs. The increase was partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes.

Gross margin decreased for the three and six months ended July 31, 2013 compared to the same periods in the prior fiscal year primarily due to the decline in higher gross margin infrastructure revenue as a percentage of total revenue. Infrastructure revenue in the prior year was positively impacted by the release of $1.4 million and $3.0 million of deferred revenue as a result of the renegotiation of a customer’s contracts that added approximately 1% and 2% to the gross margin in the three and six months ended July 31, 2012, respectively. This additional contribution to gross margin was not repeated in the first half of fiscal year 2014. To a lesser extent, gross margin declined due to a change in revenue mix within the camera markets, as we recorded higher consumer product revenues at lower gross margin in the three and six months ended July 31, 2013 compared to the three and six months ended July 31, 2012.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)				(dollars in thousands)

Research and development	$10,974	$9,356	$1,618	17%	$22,291	$20,829	$1,462	7%

Research and development expense increased for the three and six months ended July 31, 2013 primarily due to increases in engineering headcount, foundry development costs and facility allocation costs. Our research and development engineering headcount increased to 342 at July 31, 2013 compared to 318 at July 31, 2012, resulting in an increase in salary related expenses of approximately $0.6 million and $1.2 million for the three and six months ended July 31, 2013, respectively. In the third quarter of fiscal year 2013, we granted restricted stock units and offered participation in our employee stock purchase plan upon completion of our initial public offering, or IPO, resulting in an increase in stock-based compensation expense of approximately $0.4 million and $0.8 million for the three and six months ended July 31, 2013, respectively. Our product development costs increased by approximately $1.2 million and $0.1 million for the three and six months ended July 31, 2013, respectively, compared to the same periods in the prior fiscal year resulting from higher foundry development costs on a number of next generation SoCs. The increased development costs were partially offset by $1.0 million in the three months ended July 31, 2013 as a result of a one-time payment from a customer who agreed to fund custom software development. At this time, we have no expectations or commitment of future product revenues or development projects with this customer. In fiscal year 2014, we entered into a lease agreement for our new Santa Clara, California headquarters and implemented the initial phase of a new enterprise resource planning system, resulting in an additional facility allocation cost of approximately $0.4 million and $0.6 million for the three and six months ended July 31, 2013, respectively.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)

Selling, general and administrative	$5,385	$4,184	$1,201	29%	$10,542	$8,209	$2,333	28%

Selling, general and administrative expense increased for the three and six months ended July 31, 2013 compared to the same periods in the prior fiscal year primarily due to an additional $0.3 million and $0.8 million, respectively, in personnel costs as a result of an increase in headcount to 128 at July 31, 2013 compared to 107 at July 31, 2012, and an additional $0.2 million and $0.4 million, respectively, of stock-based compensation expense from the issuance of restricted stock units and participation in the employee stock purchase plan. In addition, we incurred approximately $0.5 million and $0.8 million of additional expenditures on outside professional services to support the requirements of being a public company for the three and six months ended July 31, 2013, respectively.

Other Income (Loss), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)				(dollars in thousands)

Other income (loss), net	$(11)	$4	$(15)	(375)%	$(16)	$2	$(18)	(900)%

Other income (loss) for the three and six months ended July 31, 2013 resulted primarily from foreign currency transaction gain or loss. In the same periods in the prior fiscal year, other income (loss) included the impact of the revaluation of warrants to purchase redeemable convertible preference shares as well as foreign currency changes. The warrants to purchase redeemable convertible preference shares converted into warrants to purchase ordinary shares upon our IPO in the third quarter of fiscal year 2013 and, as a result, there will be no future impact to net income from the revaluation of such warrants.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)

Provision for income taxes	$667	$570	$97	17%	$1,140	$873	$267	31%
Effective tax rate	9.6%	9.8%	—	(0.2)%	9.4%	10.0%	—	(0.6)%

The decrease in tax rate for the three and six months ended July 31, 2013 compared to the same periods in the prior fiscal year was primarily due to an increase in the forecasted foreign earnings in fiscal year 2014 as compared to fiscal year 2013 and the reinstatement of the U.S. federal R&D credit in January 2013.

Liquidity and Capital Resources

We had cash of $118.3 million and $100.5 million as of July 31, 2013 and January 31, 2013, respectively.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2013	2012
	(in thousands)

Net cash provided by operating activities	$15,939	$6,060
Net cash used in investing activities	(1,280)	(48)
Net cash provided by financing activities	3,157	215

Net increase in cash	$17,816	$6,227

Net Cash Provided by Operating Activities

The increase in cash flow from operating activities for the six months ended July 31, 2013 compared to the same period in fiscal year 2013 was primarily due to increased net income, adjusted for increased non-cash stock-based compensation expense, as well as an increase in liabilities associated with the timing of payments to suppliers. The increase was partially offset by an increased accounts receivable resulting from the shifting of sales through a logistics customer to direct sales to a large ODM customer with longer payment terms.

Net Cash Used in Investing Activities

Net cash used in investing activities increased for the six months ended July 31, 2013 compared to the six months ended July 31, 2012 primarily due to approximately $0.7 million of leasehold improvements expenditures for our new headquarters located in Santa Clara, California and a $0.6 million investment in a new enterprise resource planning system to manage our business operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased for the six months ended July 31, 2013 compared to the same period in prior fiscal year primarily due to cash proceeds from employee exercises of stock options and cash withholding contributed by employees under our employee stock purchase plan.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2013 and for the six months ended July 31, 2013. We believe that the anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and implement and enhance our information technology and enterprise resource planning systems. We expect our accounts receivable and inventory balances to increase, and to be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may in the future seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of July 31, 2013:

	Payment Due by Period as of July 31, 2013
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other
Contractual Obligations
Facilities under operating leases	$5,513	$688	$2,916	$1,909	$—	$—
Technology license or other obligations under operating leases	1,636	1,237	379	20	—	—
Noncancellable purchase obligations	17,639	17,639	—	—	—	—
Uncertain tax liabilities	1,386	—	—	—	—	1,386

Total	$26,174	$19,564	$3,295	$1,929	$—	$1,386

As of July 31, 2013, we had purchase obligations with our independent contract manufacturers of $17.6 million.

Uncertain tax liabilities represent our liabilities for uncertain tax positions as of July 31, 2013. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of July 31, 2013, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash totaling $118.3 million and $100.5 million at July 31, 2013 and January 31, 2013, respectively. Our cash consists of cash in standard bank accounts and are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Other than the implementation of our enterprise resource planning (ERP), there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 1, 2013, we completed the initial phase of the implementation and integration of a new ERP system, which upgrades our information system capabilities and improves our business processes and financial reporting system. In addition, the new system is expected to result in enhanced internal controls.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. For the three months ended July 31, 2013, sales directly and through our logistics providers to our five largest customers collectively was estimated to be 50.5% of our revenue, and sales to our 10 largest customers collectively was estimated to be 64.0% of our revenue. For the six months ended July 31, 2013, sales directly and through our logistics providers to our five largest customers collectively was estimated to be 53.1% of our revenue, and sales to our 10 largest customers collectively was estimated to be 65.4% of our revenue. For the three months ended July 31, 2013, our largest ODM customer was estimated to be 28.0% of our revenue. For the six months ended July 31, 2013, our largest ODM customer was estimated to be 34.8% of our revenue. The largest ODM customer built products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. The loss of a significant customer like Kodak could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with any of our third-party vendors, and we typically negotiate pricing on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup foundry vendor could be expensive and could take two or more quarters. As we transition to more advanced process nodes beyond 32 nanometer, or nm, we will be increasingly dependent upon Samsung Electronics Co., Ltd., or Samsung, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, who are two of the only three foundries currently available for certain advanced process technologies that we may utilize.

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

From inception through July 31, 2013, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a significant amount of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

Average selling prices of semiconductor products in the markets we serve have historically decreased over time, and we expect such declines to continue to occur for our solutions over time. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced SoC solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margins. In the past, we have reduced the prices of our SoC solutions in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to do so again in the future, which could harm our operating results.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors in the consumer camera market include CSR plc (who acquired Zoran Corporation in August 2011) and Fujitsu Limited, as well as vertically integrated divisions of camera device OEMs, including Canon Inc., Panasonic Corporation and Sony Corporation. In the IP security camera market, our primary competitors include HiSilicon Technologies Co., Ltd. and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB, Panasonic and Sony. In the market for automotive aftermarket cameras, we compete against Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the infrastructure market include Intel Corporation, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, NVIDIA Corporation, Qualcomm Incorporated and Samsung, enter these markets.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in all of Asia other than Japan. Approximately 59% and 72% of our revenue was derived from sales through Wintech for the three months ended July 31, 2013 and 2012, respectively. Approximately 50% and 73% of our revenue was derived from sales through Wintech for the six months ended July 31, 2013 and 2012, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2015, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

Deterioration of the financial conditions of our customers could adversely affect our operating results.

Deterioration of the financial condition of our logistics providers or customers could adversely impact our collection of accounts receivable. We regularly review the collectability and creditworthiness of our logistics providers and customers to determine an appropriate allowance for doubtful receivables. Based on our review of our logistics providers and customers, we currently have no reserve for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for doubtful receivables, our operating results would be negatively impacted.

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

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $121.1 million in fiscal year 2013. Compared to the three months ended July 31, 2012, our revenue increased by 35% from $28.0 million to $37.7 million for the three months ended July 31, 2013. Compared to the six months ended July 31, 2012, our revenue increased by 33% from $53.9 million to $71.7 million for the six months ended July 31, 2013. We may not achieve similar growth rates in future periods. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

•	add additional sales and business development personnel;

•	add additional finance and accounting personnel;

•	implement and improve our administrative, financial and operational systems, procedures and controls; and

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $11.0 million and $9.4 million for the three months ended July 31, 2013 and 2012, respectively. Our research and development expense was $22.3 million and $20.8 million for the six months ended July 31, 2013 and 2012, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

We may experience difficulties demonstrating the value to customers of newer, higher priced and higher margin solutions if they believe existing solutions are adequate to meet end customer expectations.

As we develop and introduce new solutions, we face the risk that customers may not value or be willing to bear the cost of incorporating these newer solutions into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of the newer solutions, customers may be unwilling to adopt our new solutions due to design or pricing constraints. Owing to the extensive time and resources that we invest in developing new solutions, if we are unable to sell customers new generations of our solutions, our revenue could decline and our business, financial condition, operating results and cash flows could be negatively affected.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of July 31, 2013, we had twenty-one issued and allowed patents in the United States plus eleven additional continuation patents, three issued patents in China, two issued in Japan and thirty-six pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Products for communications applications are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards, including any new video compression standards. The emergence of new industry standards could render our solutions incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our solutions to ensure compliance with relevant standards. If our solutions are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins, which could harm our business.

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

We are implementing a new enterprise resource planning, or ERP, system. Initial implementation of this system was completed in May 2013, but full implementation of the system remains ongoing. This project has and will continue to require significant investment of capital and human resources, the re-engineering of many processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, otherwise operate our business or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 89% and 87% of our revenue for the three and six months ended July 31, 2013, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

Since our initial public offering in October 2012, the market price of our ordinary shares has been highly volatile. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

As of July 31, 2013, our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 25% of our outstanding ordinary shares. These shareholders, if they acted together, could exert substantial influence over matters requiring approval by our shareholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sale of unregistered securities

From February 1, 2013 to July 31, 2013, we sold 36,292 ordinary shares upon the exercise of warrants for aggregate consideration of $129,998. The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction involved was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering. Each recipient of the securities in these transactions represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient represented that such recipient had received adequate information about the Company or had adequate access, through his or her relationship with the Company, to information about the Company.

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

Date: September 13, 2013

AMBARELLA, INC.

	By:	/S/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 13, 2013	By:	/S/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.