Form 10-Q
period 2013-10-31
AMBARELLA INC
filed 2013-12-12
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of October 31, 2013 was 28,212,643 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31,	January 31,
	2013	2013
ASSETS
Current assets:
Cash	$128,051	$100,494
Accounts receivable, net	25,449	20,153
Inventories	13,010	8,918
Restricted cash	3	3
Deferred tax assets, current	1,073	1,220
Prepaid expenses and other current assets	1,998	2,360

Total current assets	169,584	133,148

Property and equipment, net	3,025	2,536
Deferred tax assets, non-current	1,105	938
Other assets	1,970	1,981

Total assets	$175,684	$138,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,139	$7,051
Accrued liabilities	12,066	14,042
Income taxes payable	77	286
Deferred revenue, current	3,552	3,451

Total current liabilities	29,834	24,830

Other long-term liabilities	1,427	1,441

Total liabilities	31,261	26,271

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2013 and January 31, 2013, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at October 31, 2013 and January 31, 2013, respectively; 28,212,643 shares issued and outstanding at October 31, 2013; 27,035,074 shares issued and outstanding at January 31, 2013	13	12
Additional paid-in capital	103,880	91,911
Retained earnings	40,530	20,409

Total shareholders’ equity	144,423	112,332

Total liabilities and shareholders’ equity	$175,684	$138,603

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Revenue	$45,990	$35,669	$117,641	$89,548

Cost of revenue	16,689	12,679	43,356	28,821

Gross profit	29,301	22,990	74,285	60,727

Operating expenses
Research and development	13,476	10,802	35,767	31,631
Selling, general and administrative	5,761	4,603	16,303	12,812

Total operating expenses	19,237	15,405	52,070	44,443

Income from operations	10,064	7,585	22,215	16,284

Other income (loss), net	(12)	137	(28)	139

Income before income taxes	10,052	7,722	22,187	16,423

Provision for income taxes	926	1,005	2,066	1,878

Net income	$9,126	$6,717	$20,121	$14,545

Net income per share attributable to ordinary shareholders:
Basic	$0.33	$0.27	$0.73	$0.55

Diluted	$0.30	$0.25	$0.68	$0.51

Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	27,836,086	12,068,819	27,432,301	9,049,864

Diluted	30,355,230	13,415,091	29,754,837	10,506,293

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net income	$20,121	$14,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	789	545
Loss on disposal of long-lived assets	4	2
Amortization of other intangible assets	—	270
Stock-based compensation	5,660	3,441
Net excess income tax benefits associated with stock-based compensation	(513)	—
Change in value of warrants	—	(149)
Changes in operating assets and liabilities:
Accounts receivable	(5,296)	(8,758)
Inventories	(4,092)	(2,355)
Prepaid expenses and other current assets	362	(290)
Deferred tax assets	(20)	(472)
Other assets	9	17
Accounts payable	7,088	2,435
Accrued liabilities	(1,588)	4,026
Income taxes payable	304	585
Deferred revenue	101	(4,790)

Net cash provided by operating activities	22,929	9,052

Cash flows from investing activities:
Restricted Cash	—	247
Net proceeds from disposal of fixed assets	13	—
Purchase of property and equipment	(1,384)	(997)

Net cash used in investing activities	(1,371)	(750)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants, and employee stock purchase plan withholding, net of repurchase of stock options	5,511	933
Payment for initial public offering cost	(25)	(727)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	27,368
Net excess income tax benefits associated with stock-based compensation	513	—

Net cash provided by financing activities	5,999	27,574

Net increase in cash and cash equivalents	27,557	35,876
Cash and cash equivalents at beginning of period	100,494	58,944

Cash and cash equivalents at end of period	$128,051	$94,820

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,394	$1,897

Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$33	$147

Supplemental disclosure of noncash financing activities:
Increase in accrued liabilities related to non-monetary financing activities	$—	$1,245

Conversion of convertible preference shares to ordinary shares	$—	$50,900

Conversion of convertible preference share warrants to ordinary share warrants	$—	$110

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2013 fiscal year filed with the SEC on April 4, 2013 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

Basis of Consolidation

The Company’s fiscal year ends on January 31. The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. GAAP. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates include (i) the collectability of accounts receivable; (ii) write down for excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) impairment of long-lived assets; (v) warranty obligations; (vi) the valuation of stock-based compensation and equity instruments; (vii) the probability of performance objectives achievement; (viii) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (ix) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Internal-Use Software

The Company capitalizes certain software that is acquired and developed solely for internal use. The capitalization costs include fees for services provided to develop software during the application development stage, costs incurred to obtain software, travel expenses incurred and payroll related costs for employees who are directly associated with and who directly devote time to the project. The capitalization begins when the preliminary project stage is completed and ceases no later than the point at which the project is substantially complete and ready for its intended use after all substantial testing is completed. The internal-use software is amortized over its estimated useful life. Repairs and maintenance are charged to expense as incurred. As of October 31, 2013, the Company has capitalized approximately $1.1 million of internal-use software and has been recorded in property and equipment, net on the condensed consolidated balance sheet.

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

The Company also sells a limited amount of software under perpetual licenses that include post-contract customer support, or PCS. The Company does not have evidence of fair value for the PCS and, accordingly, license revenue is recognized ratably over the estimated supporting period in accordance with ASC 985, Software Revenue Recognition. The revenue from those licenses was not material for the nine months ended October 31, 2013 and 2012, respectively.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss ,or a Tax Credit Carryforward Exists. The new guidance requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. The Company has not yet adopted this guidance but does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations, statement of cash flows or disclosures.

2. Inventories

Inventory at October 31, 2013 and January 31, 2013 consisted of the following:

	As of October 31, 2013	As of January 31, 2013
	(in thousands)

Work-in-progress	$8,322	$3,012
Finished goods	4,688	5,906

Total	$13,010	$8,918

3. Property and Equipment, Net

Depreciation expense was approximately $0.3 million and $0.2 million for the three months ended October 31, 2013 and 2012, respectively. Depreciation expense was approximately $0.8 million and $0.5 million for the nine months ended October 31, 2013 and 2012, respectively. Property and equipment at October 31, 2013 and January 31, 2013 consisted of the following:

	As of October 31, 2013	As of January 31, 2013
	(in thousands)

Computer equipment and software	$4,247	$2,810
Machinery and equipment	2,112	2,050
Furniture and fixtures	413	397
Leasehold improvements	1,195	642
Construction in progress	—	827

	7,967	6,726

Less: accumulated depreciation and amortization	(4,942)	(4,190)

Total property and equipment, net	$3,025	$2,536

In March 2013, the Company entered into a lease agreement of approximately 35,000 square feet for its new headquarters located in Santa Clara, California with an initial five-year term. Pursuant to the lease agreement, the Company agreed to pay certain construction costs. As of October 31, 2013, the Company had capitalized approximately $0.7 million of leasehold improvement as a result of the construction, which will be depreciated over the term of the lease.

In August 2012, the Company began implementation of its enterprise resources planning (“ERP”) system. As of October 31, 2013, the Company capitalized approximately $1.1 million of internal-use software related to the ERP implementation project and amortized over an estimated economic useful life of three years under a straight-line method.

4. Accrued Liabilities

Accrued liabilities at October 31, 2013 and January 31, 2013 consisted of the following:

	As of October 31, 2013	As of January 31, 2013
	(in thousands)

Accrued employee compensation	$7,385	$8,599
Refundable exercised unvested options	91	210
Accrued warranty	292	352
Accrued rebates	257	272
Accrued product development costs	3,019	2,875
Other accrued liabilities	1,022	1,734

Total accrued liabilities	$12,066	$14,042

5. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at October 31, 2013 and January 31, 2013 consisted of the following:

	As of October 31, 2013	As of January 31, 2013
	(in thousands)

Deferred revenue on product shipments	$4,487	$3,827
Deferred revenue from licenses	400	485
Deferred cost of revenue on product shipments	(1,335)	(861)

Total deferred income	$3,552	$3,451

6. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of October 31, 2013 and January 31, 2013, respectively.

Warrants

In connection with a financing agreement in 2004, the Company issued warrants to purchase 36,292 redeemable convertible preference shares at an exercise price of $3.582 per share. Upon the completion of the IPO, the warrants to purchase redeemable convertible preference shares converted to warrants to purchase ordinary shares. As of October 31, 2013, the warrants were fully exercised and were no longer outstanding.

Ordinary shares

At October 31, 2013 and January 31, 2013, a total of 200,000,000 ordinary shares were authorized. As of October 31, 2013 and January 31, 2013, the following ordinary shares were reserved for future issuance:

	As of	As of
	October 31, 2013	January 31, 2013

Shares reserved for options and restricted stock units	6,235,400	5,818,126
Shares reserved for employee stock purchase plan	456,410	460,445
Shares reserved for warrants	—	36,292

7. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Stock-based compensation:
Cost of revenue	$47	$30	$115	$59
Research and development	1,385	905	3,259	1,979
Selling, general and administrative	1,029	550	2,286	1,403

Total stock-based compensation	$2,461	$1,485	$5,660	$3,441

As of October 31, 2013, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $5.9 million and $18.2 million, respectively, and is expected to be recognized over a weighted-average period of 1.96 years and 3.21 years, respectively. As of January 31, 2013, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $7.3 million and $2.4 million, respectively, and is expected to be recognized over a weighted-average period of 2.26 years and 1.77 years, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Stock Options:
Volatility	65%	66%	65%	66%
Risk-free interest rate	2.03%	0.89%	1.44%	0.93%
Expected term (years)	6.05	6.05	6.05	6.05
Dividend yield	0%	0%	0%	0%

Employee stock purchase plan awards:
Volatility	52%	51%	52%	51%
Risk-free interest rate	0.04%	0.18%	0.04%	0.18%
Expected term (years)	0.5	0.94	0.5	0.94
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the nine months ended October 31, 2013:

	Option Outstanding
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant-date Fair Value	Total Intrinsic Value of options Exercised (in thousands)	Weighted- Average Remaining Contactual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2013	4,344,535	6.07
Granted	192,220	15.90	$9.50
Exercised	(713,498)	5.33		$8,239
Forfeited	(59,901)	9.88

Outstanding at October 31, 2013	3,763,356	6.65			6.44	$52,314

Exercisable at October 31, 2013	2,839,311	5.62			5.88	$42,405

Vested and expected to vest at October 31, 2013	3,715,813	6.60			6.41	$51,819

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on the vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and vested and expected-to-vest are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $20.55 on October 31, 2013, as reported by the NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

On August 27, 2013, upon recommendation by the Company’s compensation committee, the Company’s board of directors granted awards of restricted stock units (“RSU”) covering a total of 1,058,860 ordinary shares that vest based on service conditions and a total of 154,500 ordinary shares that vest based on a combination of service and performance conditions. The fair value on the grant date was $14.56 per ordinary share. Pursuant to the terms of the service condition awards, 1/16th of the RSUs shall vest every 3 months following the vesting commencement date, so as to be 100% vested on the fourth anniversary of the vesting commencement date. Pursuant to the terms of the performance condition awards, 1/8th of the RSUs shall vest every 3 months following the vesting commencement date, so as to be 100% vested on the second anniversary of the vesting commencement date; provided, however, that notwithstanding the foregoing, the RSUs shall not vest at all until the performance conditions are achieved and are subject to the RSU holder continuing to provide services to the Company through such vesting dates. The vesting commencement date for the performance condition RSUs will begin upon achievement of financial targets for the fiscal year 2014. The performance condition RSUs shall automatically be forfeited in their entirety, without any cost to or action by the Company, if there has been no achievement of the fiscal year 2014 financial targets.

The following table summarizes restricted stock unit activities for the nine months ended October 31, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2013	339,217	$9.99
Granted	1,240,472	14.58
Released	(85,806)	10.19
Forfeited	(10,052)	10.63

Unvested at October 31, 2013	1,483,831	$13.81

As of October 31, 2013, the aggregate intrinsic value of unvested restricted stock units was $30.5 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the date of grant and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation was not material for the nine months ended October 31, 2013 and 2012, respectively.

8. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Numerator:
Net income	$9,126	$6,717	$20,121	$14,545
Less: amount allocable to preference shareholders	—	(3,456)	—	(9,517)
Less: amount allocable to unvested early exercised options	(8)	(18)	(27)	(53)

Net income allocable to ordinary shareholders - basic	$9,118	$3,243	$20,094	$4,975

Undistributed earnings reallocated to ordinary shareholders	—	155	2	432

Net income allocable to ordinary shareholders - diluted	$9,118	$3,398	$20,096	$5,407

Denominator:
Weighted-average ordinary shares outstanding	27,861,176	12,137,555	27,469,309	9,146,617
Less: weighted-average unvested early exercised options subject to repurchase	(25,090)	(68,736)	(37,008)	(96,753)

Weighted-average ordinary shares - basic	27,836,086	12,068,819	27,432,301	9,049,864

Effect of potentially dilutive securities:
Employee stock options	2,082,777	1,346,272	1,939,389	1,456,429
Restricted stock units	313,832	—	204,971	—
Employee stock purchase plan	122,535	—	174,877	—
Warrants to purchase ordinary shares	—	—	3,299	—

Weighted-average ordinary shares - diluted	30,355,230	13,415,091	29,754,837	10,506,293

Net income per ordinary share:
Basic	$0.33	$0.27	$0.73	$0.55

Diluted	$0.30	$0.25	$0.68	$0.51

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

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Options to purchase ordinary shares	155,940	2,245,018	216,525	2,122,643
Restricted stock units	—	242,014	2,101	80,671
Employee stock purchase plan	42,387	81,422	14,128	28,321
Allotment shares	—	216,000	—	72,000
Early exercised options subject to repurchase	25,090	68,736	37,008	96,753
Redeemable convertible preference shares (if-converted basis)	—	9,986,795	—	12,197,983
Warrants to purchase redeemable convertible preference shares (if-converted basis)	—	27,219	—	33,246

	223,417	12,867,204	269,762	14,631,617

9. Income Taxes

The Company reported the following income tax for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)

Income tax expense	$926	$1,005	$2,066	$1,878

The Company recognized income tax expense of approximately $1.0 million for the three months ended October 31, 2013 and 2012, respectively. The estimated effective tax rate was 9.2% and 13.0% for the three months ended October 31, 2013 and 2012, respectively. The Company recognized income tax expense of approximately $2.1 million and $1.9 million for the nine months ended October 31, 2013 and 2012, respectively. The estimated effective tax rate was 9.3% and 11.4% for the nine months ended October 31, 2013 and 2012, respectively. The effective tax rate for the nine months ended October 31, 2013 was lower than the effective tax rate for the nine months ended October 31, 2012 primarily due to a change in the mix of earnings in various geographic jurisdictions between the two periods.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2005 to 2013 remain open to examination by U.S. federal tax authorities and the tax years 2004 to 2010 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2013 remain open to examination by material foreign tax authorities.

The Company is subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2013, the gross amount of unrecognized tax benefits was approximately $3.2 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

10. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating agreements with various expiration dates through April 2018. In March 2013, the Company entered into a lease agreement for approximately 35,000 square feet for its new Santa Clara, California headquarters. The lease has an initial five-year term and terminates in April 2018. The monthly basic rent obligation for this facility initially will be approximately $44,550, increasing annually to approximately $65,400 in 2017. The average monthly basic rent expense over the term of the lease will be approximately $59,800. Net operating lease expenses for the three months ended October 31, 2013 and 2012 were approximately $1.2 million and $1.1 million, respectively. Net operating lease expenses for the nine months ended October 31, 2013 and 2012 were approximately $3.6 million and $3.2 million, respectively. Future annual minimum lease payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
October 31, 2013
Fiscal Year	(in thousands)
2014	$1,144
2015	1,702
2016	1,670
2017	1,492
2018	1,386

$7,394

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of October 31, 2013 and January 31, 2013, total manufacturing purchase commitments were approximately $12.4 million and $15.1 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of October 31, 2013 and January 31, 2013.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Hong Kong	$39,502	$31,036	$101,471	$77,126
Asia Pacific	942	63	1,644	314
United States	1,710	1,931	5,557	6,335
North America	1,369	783	3,402	1,431
Europe	2,467	1,856	5,567	4,342

Total revenue	$45,990	$35,669	$117,641	$89,548

As of October 31, 2013, substantially all of the Company’s long-lived tangible assets are located in the Asia Pacific region.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistic provider, and Chicony, a direct ODM customer, which combined accounted for approximately 86% and 78% of total revenue for the three months ended October 31, 2013 and 2012, respectively, and approximately 85% and 79% of total revenue for the nine months ended October 31, 2013 and 2012, respectively. Accounts receivable with these two customers combined accounted for approximately $22.9 million and $17.6 million as of October 31, 2013 and January 31, 2013, respectively.

12. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the board of directors or if it is a significant shareholder and has material business transactions with the Company.

Starting from the fiscal year 2008, the Company entered into several software license agreements with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s board of directors is also the Chief Executive Officer, President and a Director of Cadence. Under these license agreements, the Company committed to pay an aggregate amount of $10.2 million payable through January 2014. The Company paid $0.4 million in license fees in each of the three months ended October 31, 2013 and 2012. The Company paid $1.3 million in license fees in each of the nine months ended October 31, 2013 and 2012. Operating lease expenses related to these agreements included in research and development cost were approximately $0.4 million in each of the three months ended October 31, 2013 and 2012. Operating lease expenses related to these agreements included in research and development cost were approximately $1.3 million in each of the nine months ended October 31, 2013 and 2012.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech Microelectronics Co., Ltd, or Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but has sold such stock and is no longer a significant shareholder of the Company. The Company recognized revenue from sales to Wintech of approximately $27.7 million and $21.4 million for the three months ended October 31, 2013 and 2012, respectively. The Company recognized revenue from sales to Wintech of approximately $63.3 million and $60.8 million for the nine months ended October 31, 2013 and 2012, respectively. As of October 31, 2013 and January 31, 2013, the Company had receivables from Wintech of approximately $11.5 million and $8.2 million, respectively.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content for wearable sports cameras, automotive aftermarket cameras, Internet Protocol, or IP, security cameras, telepresence cameras and camcorders. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications.

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

Financial Highlights and Trends

•	We recorded revenue of $46.0 million and $117.6 million for the three and nine months ended October 31, 2013, respectively. This represented an increase of 29% and 31% for the three and nine months ended October 31, 2013, respectively, as compared to the same periods in fiscal year 2013. The increase over the prior year periods was primarily due to higher demand in our IP security and wearable sports camera markets. The increase was partially offset by a year over year decline in the automotive market and the infrastructure market. The decline in the automotive market was primarily due to the late roll out of new A7LA based camera products and competitive pressures at the low end of the market. The decreased revenue in the infrastructure market was due to weak macro market conditions in the United States and Europe resulting in lower capital expenditures for video encoding capital equipment.

•	We recorded operating income of $10.1 million and $22.2 million for the three and nine months ended October 31, 2013, respectively. This represented an increase of 33% and 36% for the three and nine months ended October 31, 2013, respectively, as compared to the same periods in fiscal year 2013. The increase was primarily due to continuing growth in revenue, as well as efficient control of product cost and operating expenses.

•	We generated cash flows from operating activities of $22.9 million for the nine months ended October 31, 2013, as compared to $9.1 million for the nine months ended October 31, 2012. The increase was primarily attributable to increased net income, adjusted for increased non-cash stock-based compensation expense, as well as an increase in liabilities associated with the timing of payments to suppliers. The increase was partially offset by increased accounts receivable resulting from the shifting of sales through a logistics customer to direct sales to a large ODM customer with longer payment terms and additional inventory purchase to support continuing growth of sales.

•	In March 2013, we entered into a lease agreement for approximately 35,000 square feet for our new Santa Clara, California headquarters. The lease has an initial five-year term and terminates in April 2018. The monthly basic rent obligation for this facility initially will be approximately $44,550, increasing annually to approximately $65,400 in 2017. The average monthly basic rent expense over the term of the lease will be approximately $59,800.

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

Ability to Capitalize on Connectivity Trends. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable sports cameras and IP security cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and the uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable sports cameras allow consumers to quickly stream or upload video and images to social media platforms.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(dollars in thousands)

Revenue	$45,990	$35,669	$117,641	$89,548

Cost of revenue	16,689	12,679	43,356	28,821

Gross profit	29,301	22,990	74,285	60,727

Operating expenses:
Research and development	13,476	10,802	35,767	31,631

Selling, general and administrative	5,761	4,603	16,303	12,812

Total operating expenses	19,237	15,405	52,070	44,443

Income from operations	10,064	7,585	22,215	16,284

Other income (loss), net	(12)	137	(28)	139

Income before income taxes	10,052	7,722	22,187	16,423

Provision for income taxes	926	1,005	2,066	1,878

Net income	$9,126	$6,717	$20,121	$14,545

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Revenue	100%	100%	100%	100%

Cost of revenue	36	36	37	32

Gross profit	64	64	63	68

Operating expenses:
Research and development	29	30	30	35
Selling, general and administrative	13	13	14	14

Total operating expenses	42	43	44	49

Income from operations	22	21	19	19

Other income (loss), net	—	—	—	—

Income before income taxes	22	21	19	19

Provision for income taxes	2	3	2	2

Net income	20%	18%	17%	17%

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

Comparison of the Three Months and Nine Months Ended October 31, 2013 and 2012

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)

Revenue	$45,990	$35,669	$10,321	29%	$117,641	$89,548	$28,093	31%

Revenue increased for the three and nine months ended October 31, 2013 compared to the same periods in the prior fiscal year primarily due to higher demand in our IP security and wearable sports camera markets, partially offset by a year over year decline in the automotive market and the infrastructure market. The decline in the automotive market was primarily due to the late roll out of new A7LA based camera products and competitive pressures at the low end of the market. The decreased revenue in the infrastructure market was due to weak macro market conditions in the United States and Europe resulting in lower capital expenditures for video encoding capital equipment. In addition, infrastructure market revenue was positively impacted in the prior periods due to the renegotiation of a customer’s contracts that resulted in an additional $0.4 million and $3.4 million of deferred revenue being released in the three and nine months ended October 31, 2012, respectively. This release of deferred revenue was not repeated in the fiscal year 2014.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)

Cost of revenue	$16,689	$12,679	$4,010	32%	$43,356	$28,821	$14,535	50%
Gross profit	29,301	22,990	6,311	27%	74,285	60,727	13,558	22%
Gross margin	64%	64%	—	—	63%	68%	—	(5)%

Cost of revenue increased for the three and nine months ended October 31, 2013 primarily due to an increase in the number of SoCs sold into the camera markets and to increased sales of our higher cost A7 SoCs. The increase was partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes.

Gross margin for the three months ended October 31, 2013 compared to the same period in the prior fiscal year was negatively impacted by a reduction in the higher gross margin infrastructure business as a percentage of total revenue in the current period partially offset by an increase in gross margin in the camera market due to a favorable product mix.

Gross margin decreased for the nine months ended October 31, 2013 compared to the same period in the prior fiscal year primarily due to a reduction in the higher gross margin infrastructure business as a percentage of total sales in the current year and, to a lesser extent, a change in mix in the camera markets. The higher gross margin infrastructure revenue declined as a percentage of total revenue from 24% for the nine months ended October 31, 2012 to 12% for the nine months ended October 31, 2013. The decline in infrastructure revenue was a result of both lower SoC sales as well as the prior year positive impact from an additional $3.4 million of deferred revenue being released from the renegotiation of a customer’s contracts.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)				(dollars in thousands)

Research and development	$13,476	$10,802	$2,674	25%	$35,767	$31,631	$4,136	13%

Research and development expense increased for the three and nine months ended October 31, 2013 due to increases in engineering headcount, foundry development costs and facility allocation costs. Our research and development engineering headcount increased to 351 at October 31, 2013 compared to 332 at October 31, 2012, resulting in an increase in salary related expenses of approximately $0.7 million and $1.9 million for the three and nine months ended October 31, 2013, respectively. The increase of salary related expenses was partially offset by $0.4 million of one-time IPO bonus accrued for China employees in the three months ended October 31, 2012 which was not repeated in the fiscal year 2014. Beginning from the initial public offering date in the third quarter of fiscal year 2013, we granted restricted stock units and offered participation in an employee stock purchase plan, resulting in an increase in stock-based compensation expense of approximately $0.5 million and $1.3 million for the three and nine months ended October 31, 2013, respectively. Our product development costs increased by approximately $1.3 million and $1.4 million for the three and nine months ended October 31, 2013, respectively, compared to the same periods in the prior fiscal year resulting from higher foundry development costs on a number of next generation SoCs. The increased development costs were partially offset by $1.0 million in the nine months ended October 31, 2013 as a result of a one-time payment from a customer who agreed to fund custom software development. At this time, we have no expectations or commitment of future product revenues or development projects with this customer. In fiscal year 2014, we entered into a lease agreement for our new Santa Clara, California headquarters and implemented the initial phase of a new enterprise resource planning system, resulting in an additional facility allocation cost of approximately $0.4 million and $0.9 million for the three and nine months ended October 31, 2013, respectively.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)

Selling, general and administrative	$5,761	$4,603	$1,158	25%	$16,303	$12,812	$3,491	27%

Selling, general and administrative expense increased for the three and nine months ended October 31, 2013 compared to the same periods in the prior fiscal year primarily due to an additional $0.3 million and $1.1 million, respectively, in personnel costs as a result of an increase in headcount to 126 at October 31, 2013 compared to 98 at October 31, 2012, and an additional $0.5 million and $0.9 million, respectively, of stock-based compensation expense from the issuance of restricted stock units and participation in an employee stock purchase plan. In addition, we incurred approximately $0.3 million and $0.7 million of additional expenditures on outside professional services to support the requirements of being a public company for the three and nine months ended October 31, 2013, respectively.

Other Income (Loss), Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)				(dollars in thousands)

Other income (loss), net	$(12)	$137	$(149)	(109)%	$(28)	$139	$(167)	(120)%

Other income (loss) for the three and nine months ended October 31, 2013 resulted from foreign currency transaction gain or loss and in the same periods in the prior fiscal year, other income (loss) included the impact of the revaluation of warrants to purchase redeemable convertible preference shares. The warrants to purchase redeemable convertible preference shares converted into warrants to purchase ordinary shares upon our IPO in the third quarter of fiscal year 2013 and, as a result, there will be no future impact to net income from the revaluation of such warrants.

Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars in thousands)

Provision for income taxes	$926	$1,005	$(79)	(8)%	$2,066	$1,878	$188	10%
Effective tax rate	9.2%	13.0%	—	(3.8)%	9.3%	11.4%	—	(2.1)%

The decrease in tax rate for the three and nine months ended October 31, 2013 compared to the same periods in the prior fiscal year was primarily due to an increase in the forecasted foreign earnings in fiscal year 2014 as compared to fiscal year 2013 and the reinstatement of the U.S. federal R&D credit in January 2013.

Liquidity and Capital Resources

We had cash of $128.1 million and $100.5 million as of October 31, 2013 and January 31, 2013, respectively.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2013	2012
	(in thousands)

Net cash provided by operating activities	$22,929	$9,052
Net cash used in investing activities	(1,371)	(750)
Net cash provided by financing activities	5,999	27,574

Net increase in cash	$27,557	$35,876

Net Cash Provided by Operating Activities

The increase in cash flow from operating activities for the nine months ended October 31, 2013 compared to the same period in fiscal year 2013 was primarily due to increased net income, adjusted for increased non-cash stock-based compensation expense. The increase was partially offset by an increased accounts receivable resulting from the shifting of sales through a logistics customer to direct sales to a large ODM customer with longer payment terms. In addition, the negative impact on cash of inventory purchases to support continuing growth of sales was partially offset by an increase in liabilities associate with the payment to inventory suppliers.

Net Cash Used in Investing Activities

Net cash used in investing activities increased for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 primarily due to approximately $0.7 million of leasehold improvements expenditures for our new headquarters located in Santa Clara, California and a $0.6 million investment in a new enterprise resource planning system to manage our business operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased for the nine months ended October 31, 2013 compared to the same period in prior fiscal year primarily due to $26.6 million net cash proceeds from our IPO completed in October 2012.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2013 and for the nine months ended October 31, 2013. We believe that the anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and implement and enhance our information technology and enterprise resource planning systems. We expect our accounts receivable and inventory balances to increase, and to be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may in the future seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of October 31, 2013:

	Payment Due by Period as of October 31, 2013
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other
Contractual Obligations
Facilities under operating leases	$6,211	$345	$3,008	$2,858	$—	$—
Technology license or other obligations under operating leases	1,183	799	364	20	—	—
Purchase obligations	12,353	12,353	—	—	—	—
Uncertain tax liabilities	1,351	—	—	—	—	1,351

Total	$21,098	$13,497	$3,372	$2,878	$—	$1,351

As of October 31, 2013, we had purchase obligations with our independent contract manufacturers of $12.4 million.

Uncertain tax liabilities represent our potential liabilities related to uncertain tax positions as of October 31, 2013. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of October 31, 2013, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash totaling $128.1 million and $100.5 million at October 31, 2013 and January 31, 2013, respectively. Our cash consists of cash in standard bank accounts and are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Other than the continued implementation of our enterprise resource planning (ERP), there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 1, 2013, we completed the initial phase of the implementation and integration of a new ERP system, which upgrades our information system capabilities and improves our business processes and financial reporting system, but full implementation of the system remains ongoing. The new system is expected to result in enhanced internal controls.

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

ITEM 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our ordinary shares could decline, and you could lose part or all of your investment.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. For the three months ended October 31, 2013, sales directly and through our logistics providers to our five largest customers collectively was estimated to be 61.4% of our revenue, and sales to our 10 largest customers collectively was estimated to be 73.1% of our revenue. For the nine months ended October 31, 2013, sales directly and through our logistics providers to our five largest customers collectively was estimated to be 56.4% of our revenue, and sales to our 10 largest customers collectively was estimated to be 67.7% of our revenue. For the three months ended October 31, 2013, sales to our largest ODM customer was estimated to be 25.5% of our revenue. For the nine months ended October 31, 2013, sales to our largest ODM customer was estimated to be 31.1% of our revenue. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. The loss of a significant customer like Kodak could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with any of our third-party vendors, and we typically negotiate pricing on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with a product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup foundry vendor could be expensive and could take two or more quarters. As we transition to more advanced process nodes beyond 32 nanometer, or nm, we will be increasingly dependent upon Samsung Electronics Co., Ltd., or Samsung, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, who are two of the only three foundries currently available for certain advanced process technologies that we may utilize.

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

To date, our revenue has been attributable to demand for our video and image processing SoCs in the camera and infrastructure markets and the growth of these overall markets. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We derive the majority of our revenue from the camera market, and our operating results are increasingly affected by trends in the camera market. These trends include demand for higher resolution, increasing functionality, longer battery life, greater storage and connectivity requirements, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted this market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. If our target markets, such as wearable sports cameras, automotive aftermarket cameras, IP security cameras, digital still cameras, or DSCs, and telepresence cameras, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

We are dependent on sales of a limited number of video and image processing solutions, and a decline in market adoption of these solutions could harm our business.

From inception through October 31, 2013, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a significant amount of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

In the past several years, a significant amount of our revenue was generated from sales of our products to OEMs and ODMs of high definition, or HD, video cameras and broadcasting infrastructure equipment. Our future revenue growth, if any, will depend in part on our ability to expand within these markets with our video and image processing SoC solutions, particularly for wearable sports cameras, automotive aftermarket cameras, IP security cameras and DSCs, and to enter new markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully, our revenue could decline.

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

Average selling prices of semiconductor products in the markets we serve have historically decreased over time, and we expect such declines to continue to occur for our solutions over time. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced SoC solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margins. In the past, we have reduced the prices of our SoC solutions in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. Recently, we have experienced competitive pricing pressures at the low end of the automotive aftermarket camera market. We expect that we will have to address pricing pressures again in the future, which could require us to reduce the prices of our SoC solutions and harm our operating results.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors in the consumer camera market include CSR plc (who acquired Zoran Corporation in August 2011) and Fujitsu Limited, as well as vertically integrated divisions of camera device OEMs, including Canon Inc., Panasonic Corporation and Sony Corporation. In the IP security camera market, our primary competitors include HiSilicon Technologies Co., Ltd. and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB, Panasonic and Sony. In the market for automotive aftermarket cameras, we compete against Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the infrastructure market include Intel Corporation, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, NVIDIA Corporation, Qualcomm Incorporated and Samsung Electronics Co., Ltd., enter these markets.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in all of Asia other than Japan. Approximately 60% of our revenue was derived from sales through Wintech for the three months ended October 31, 2013 and 2012, respectively. Approximately 54% and 68% of our revenue was derived from sales through Wintech for the nine months ended October 31, 2013 and 2012, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2015, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. In particular, our business tends to be seasonal with higher revenue in our third quarter as our customers typically increase their production to meet year-end demand for their products. We may also experience seasonally lower demand in our first quarter in the Asia-based IP security camera market as a result of industry seasonality and the impact of ODM and OEM factory closures associated with the Chinese New Year holiday. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

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

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $121.1 million in fiscal year 2013. Compared to the three months ended October 31, 2012, our revenue increased by 29% from $35.7 million to $46.0 million for the three months ended October 31, 2013. Compared to the nine months ended October 31, 2012, our revenue increased by 31% from $89.5 million to $117.6 million for the nine months ended October 31, 2013. We may not achieve similar growth rates in future periods. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $13.5 million and $10.8 million for the three months ended October 31, 2013 and 2012, respectively. Our research and development expense was $35.8 million and $31.6 million for the nine months ended October 31, 2013 and 2012, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of October 31, 2013, we had twenty-four issued and allowed patents in the United States plus twelve additional continuation patents, three issued patents in China, two issued in Japan and thirty-five pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Our management has limited public company experience. As a result of becoming a public company, we are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

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

Rules and regulations such as the Sarbanes-Oxley Act have increased our legal and finance compliance costs and made some activities more time consuming and costly. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the JOBS Act exemptions available to us. In addition, these Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness or significant deficiency, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our recent growth rate could present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to successfully complete the procedures and certification and attestation requirements of Section 404, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the Securities and Exchange Commission, or SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our ordinary shares. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 88% of our revenue for the three and nine months ended October 31, 2013, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

As of October 31, 2013, our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 17% of our outstanding ordinary shares. These shareholders, if they acted together, could exert substantial influence over matters requiring approval by our shareholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sale of unregistered securities

From February 1, 2013 to October 31, 2013, we sold 36,292 ordinary shares upon the exercise of warrants for aggregate consideration of $129,998. The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction involved was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering. Each recipient of the securities in these transactions represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient represented that such recipient had received adequate information about the Company or had adequate access, through his or her relationship with the Company, to information about the Company.

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

Date: December 12, 2013

AMBARELLA, INC.

	By:	/S/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 12, 2013	By:	/S/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.