Form 10-K
period 2014-01-31
AMBARELLA INC
filed 2014-04-04
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2013, was approximately $344 million based upon the closing price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of January 31, 2014: 28,748,513 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of shareholders to be held on or about June 4, 2014 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The forward-looking statements are contained principally in, but not limited to, the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Form 10-K. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “targets,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, competitive position, industry environment, potential growth opportunities and the effects of competition, our market opportunity, our ability to develop new solutions, our future financial and operating performance, sales and marketing strategy, investment strategy and the results of our investments, research and development, customer and supplier relationships, customer demand, industry trends, our cash needs and capital requirements, and expectations about seasonality, taxes, and operating expenses. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report on Form 10-K. These factors include, but are not limited to, the risks described under Item 1A of Part I—“Risk factors,” Item 7 of Part II—“Management’s discussion and analysis of financial condition and results of operations,” elsewhere in this Annual Report on Form 10-K and those discussed in other documents we file with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

The inherent flexibility of our technology platform enables us to deliver our solutions for numerous applications in multiple markets. In the camera market, our platform enables the creation of high-quality video content in wearable sports cameras, automotive aftermarket cameras, professional and consumer Internet Protocol, or IP, security cameras, telepresence cameras and camcorders. Our revenue growth over the last three years has been driven by specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras and IP security cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding and transcoding and IP video delivery applications.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including Avigilon Corporation, Axis Communications AB, Dahua Technology Co., Ltd., DropCam, Inc., GoPro Inc., Hikvision Digital Technology Co., and Robert Bosch GmbH and affiliated entities, who source our solutions from ODMs including Asia Optical Co. Inc., Chicony Electronics Co., Ltd., DigiLife Technologies Co., San Jet Technology Corp., and Sky Light Digital Ltd. In the infrastructure market, our solutions are designed into products from leading OEMs including Harmonic Inc., Motorola Mobility, Inc. (owned by Arris Group, Inc.) and Telefonaktiebolaget LM Ericsson, who source our solutions from leading ODMs such as Plexus Corp.

We employ a fabless manufacturing strategy and are currently shipping the majority of our solutions in the 65, 45 and 32 nanometer, or nm, process nodes. We have a proven track record of developing and delivering multiple solutions with first-pass silicon success. As of January 31, 2014, we had 495 employees worldwide, approximately 72% of whom are in research and development. Our headquarters are located in Santa Clara, California, and we also have research and development design centers and business development offices in China, Japan, South Korea and Taiwan. For our fiscal years ended January 31, 2014, 2013 and 2012, we recorded revenue of $157.6 million, $121.1 million and $97.3 million, respectively, and net income of $25.7 million, $18.2 million and $9.8 million, respectively. We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years starting from 2009.

Ambarella was founded and incorporated in the Cayman Islands in January 2004. Our principal executive offices are located at 3101 Jay Street, Santa Clara, California. Our website is www.ambarella.com. You can obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the SEC, and all amendments to these filings, free of charge, from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

Industry Background

Trends Impacting the Video Content Creation and Distribution Markets

Video traffic is growing at a significant rate. According to the Cisco Visual Networking Index: Global Mobile Data Traffic Forecast Update, 2011-2016, mobile video will comprise 71% of total mobile data traffic in 2016, a 90% compound annual growth rate, or CAGR, from 2011 to 2016. The market trends that are fundamentally impacting video content creation and distribution include the following:

•

Increasing Number of Video Capture Devices. Traditionally, HD video has been captured using large, power intensive and expensive dedicated devices. Recent improvements in HD video capture quality, device size and cost have allowed video capture functionality to be incorporated into a broad range of devices. Today, smartphones, tablets, wearable cameras, automotive aftermarket cameras, IP security cameras and telepresence cameras are increasingly including both HD video capture and high-quality still image capture. In the IP video segment of the camera market, growth is being driven by customers’ demand for HD imaging and networking capabilities to replace aging analog and standard-definition systems currently used for professional and consumer security applications. In addition to the significant growth in the number of devices, new applications are emerging for video capture devices. Very small HD cameras, or wearable cameras, incorporating connectivity to the smart phone or internet are being developed for new applications such as law enforcement, personal security and social media. In some regions of the world, such as China, Russia, South Korea and Taiwan, video capture devices are being added as aftermarket accessories to automobiles and connected to on-board recording systems to capture video in the event of an incident, which assists the insurance claims process following an accident.

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

•

Advancements in Display Technology. The increasing proliferation of HD displays in television and in mobile connected devices such as laptops, smartphones and tablets is accelerating HD video content growth. This trend highlights the new paradigm of escalating consumer expectations of video quality, such that video is comparable to high-resolution still images, which drove the transition from standard definition to HD, and will drive the transition to Ultra High-Definition, or UHD. UHD is commonly referred to as 4K video, which supports up to 4096x2160 pixels per frame, more than four times greater resolution than the current Full HD standard, which supports up to 1920x1080 pixels per frame.

•

Requirement for Efficient Video Compression. HD video is increasingly a requirement for consumer video cameras, IP security cameras and for the broadcast of television programs, whether via cable, satellite or IP networks. Uncompressed HD video requires massive amounts of digital data to represent it, necessitating the need for H.264 video compression technology to reduce data rates for storage or for transmission of video over networks with limited bandwidth. In broadcast television, the upgrade of networks to the new High Efficiency Video Coding, or HEVC, video compression technology will support the transition of consumers to 4K video. In consumer cameras, the efficiency of the encoding has a significant impact on video quality, recording time and battery life. In IP security cameras, encoding efficiency is important for realizing the highest image quality possible over bandwidth-limited networks, and for minimizing the costs of cloud-based storage of video content. Additionally, the ability to actively adapt the encoding bit-rate based on changing network bandwidth availability provides the highest possible video quality and enables network traffic management. As consumers increasingly view video on smartphones and tablets, in addition to traditional televisions and PCs, the ability to trans-rate video content in real time to the various resolutions and bit-rates supported by the smartphones or tablets is essential.

Evolving End User Requirements for Video Capture and Distribution

Camera users have evolving requirements with respect to connectivity, simplicity and portability including:

•

Connectivity. Integrated wireless capability using wireless links such as Bluetooth and Wi-Fi is becoming an increasingly prevalent feature across many classes of video capture devices. Consumers want to watch, control and capture real-time video using their smartphones as the remote control and viewer for wirelessly enabled wearable and sports cameras. Additionally, rather than storing images and video to local media and transferring to a computer later, consumers are demanding the ability to wirelessly transfer and share their video content to websites such as YouTube, Facebook and other online media albums. New real-time services, such as Google Helpouts, provide users the ability to share knowledge and expertise using 2-way live video and audio. In video security applications, connectivity to cloud services allows users to monitor surveillance video in real-time on their smartphones or tablets. The storage of video in the cloud also provides protection against theft of the video content and enables users the capability to interrogate and playback the stored video.

•

Simplicity. Device manufacturers and software developers continually struggle to balance enhanced functionality with a simpler user experience. Consumer preference has moved away from video capture devices with multiple buttons and controls to less complex devices with fewer buttons and more intuitive graphical user interfaces and software applications. Consumers also expect video and images to be captured and stored in a format which can be edited, displayed and shared quickly, easily and without the need to upload to a computer. To provide consumers with increasingly easy-to-use devices and interfaces, video and image capture, OEMs must be able to embed more intelligence in their device platforms to facilitate devices that strike a balance between making decisions for the user and providing the user with the desired level of control. For example, smartphone companion cameras are utilizing easy-to-use camera devices, with no display and limited control functionality on board, and leveraging the intuitive graphical user interfaces of smartphones as the command and control center for view finding and for video playback or sharing. In addition, simple to install HD home security cameras connected to cloud based services offering remote home monitoring and video storage are replacing the more complicated, low resolution analog security systems.

•

Portability and Rugged Durability. Consumers are demanding increasingly smaller and portable video capture devices with rugged durability that capture high-quality images and video. Specifically, consumers want to capture high-quality video and images while being active, such as with wearable cameras for sports or social media applications, or with cameras embedded in accessories such as sunglasses, or record possible events such as an accident with an automotive aftermarket camera, or capture security related footage from an IP security camera in an indoor or outdoor environment. These growing use cases are all being enabled by technology that allows high performance, low power, still image and video capture in rugged form factors.

Evolving requirements for cameras and broadcast infrastructure equipment typically center around video definition and frame rates, ability to capture high-quality still images and video, wide angle viewing, analytics, and transcoding capability:

•

Higher Definition and Higher Frame Rates. The demand for enhanced video resolution has been increasing in both the camera and infrastructure markets. Consumers expect video quality to be closer to high-resolution still images, which continues to drive the transition from standard definition to Full HD and beyond. Similarly, as new display technologies enable higher resolutions and higher frame rates, we believe consumer demand will drive the requirement for UltraHD or 4K video capture and transmission. In the market for wearable sports cameras, for example, resolution and frame rate have been the primary factor in consumers’ purchasing decisions. In the infrastructure market, consumer demand for viewing Full HD content has prompted broadcasters to seek high-performance solutions.

•

Ability to Capture High-Quality Still Images and Video. Historically, consumers have purchased devices that either provide high-quality image capture or record high-quality video. This was the result of consumer preference, as reasonably priced and sized devices would provide only one of those attributes. However, as a result of technological improvements, consumer devices that deliver both attributes have proliferated to the point that a pure video capture device or still image capture device is becoming uncommon. Increasingly, devices are able to simultaneously capture HD video and high-quality still images without adversely impacting the quality of either. We believe devices that can capture Full HD video while encoding a second mobile resolution video for uploading to the Internet or streaming over a Wi-Fi network will expand consumer demand for specialized video capture devices. Additionally advanced low-light processing including High Dynamic Range and High-ISO processing will continue to improve image quality even in challenging lighting conditions.

•

Wide Angle Viewing. The addition of de-warping capability allows cameras to utilize a wide angle or “fish eye” lens to cover a wide viewing area. In security applications this capability can allow a single camera to replace multiple cameras and may also eliminate the need for mechanical pan-tilt-zoom in the cameras. In automotive markets, the ability to combine and display images captured by multiple cameras can allow the automotive camera recorder to capture and display images from the front, rear and sides of the car.

•

Analytics. Analytics is becoming increasingly important for the development of intelligent video cameras. In the IP security camera market, analytics can be used for various functions including motion detection to trigger alarms, and the counting and tracking of people. The application of analytics data may be also be used to help control the video encoding process to reduce video bitrates and maximize network efficiency. In the automotive market, the application of analytics for Advanced Driver Assistance Systems (ADAS) is increasingly being used to help drivers. Automotive analytics functions include Lane Detection Warning System (LDWS) and Forward Collision Warning (FCW). In general, powerful CPUs and dedicated analytics hardware are required to support the analytics algorithms in video cameras.

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

Many leading camera OEMs have used proprietary technologies to try to address these technical challenges. However, many of these OEMs are vertically integrated and generally allocate fewer resources to semiconductor design solutions than are necessary, and hence are not generally able to produce low-cost leading edge technologies quickly and efficiently. Additionally, the market for traditional Single Lens Reflex (SLR) and Digital Still Cameras (DSC) is declining as smartphones increasingly include high quality photography and video capture capability. The decline in market size combined with increasing silicon tape out costs may continue to make vertically integrated semiconductor developments less commercially attractive.

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

•

Camera Market. In addition to enabling small device size and low power consumption, our SoC solutions make possible differentiated functionalities such as simultaneous video and image capture, multiple-stream video capture and wireless connectivity. For example, our solutions enable rugged wearable sports cameras and small form factor wearable cameras that transmit captured video and images to connected devices and the Internet, including social media sites. Additionally, our SoC solutions enable HD and UHD IP security cameras that transmit HD and UHD video efficiently to provide remote monitoring and control. Another use case is the automotive aftermarket camera, particularly popular in emerging markets such as China, Russia, South Korea and Taiwan, which allows consumers to record video constantly and automatically from their automobiles so that there is visual evidence of accidents or other incidents.

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

•

New and Emerging Markets. We intend to continue to customize and adapt our solutions to meet the needs of additional emerging markets. For example, we are working with end customers to develop video capture devices for both professional and consumer wearable camera applications, such as Google’s Helpouts application and service. In the IP security camera market, we are developing solutions optimized for both professional and consumer applications, including low bit-rate encoding and low light operation. In addition, we are developing advanced analytics for the consumer and professional IP security and automotive markets to enhance SoC functionality. We believe advanced analytics on the SoC, such as face recognition, object identification and motion detection will expand the addressable market for our SoC’s.

Our Competitive Strengths

Our platform technology solutions provide performance attributes that meet the highest standards of the infrastructure market, satisfy the stringent demands of the camera market and enable integration of HD video and image capture capabilities in portable devices. We believe that our leadership in HD video and image processing applications is the result of our competitive strengths, including:

•

High-Performance, Low Power Video and Image Algorithm Expertise. Our solutions provide Full HD and UHD video at exceptional resolution and frame rates. Our extensive algorithm expertise, which facilitates efficient video and image compression, enables our solutions to achieve low power consumption without compromising performance. Our solutions achieve high storage and transmission efficiencies through innovative and complex video and image compression algorithms that significantly reduce the output bit-rate. This smaller storage footprint directly benefits the performance of our solutions in several ways including lower memory storage requirements and reduced bandwidth needs for transmission, which is more conducive to sharing content between devices. These benefits are particularly important in transcoding and video cloud applications. Our solutions can enable high-performance image capture of up to 30 16-megapixel still images per second. Our solutions can deliver clear images in low light conditions because of our 3D Motion Compensated Temporal Filtering, or MCTF, and multiple exposure processing. Additionally, our Wide Dynamic Range (WDR) and High Dynamic Range (HDR) processing capabilities provide greater dynamic range between the lightest and darkest areas of an image, permitting captured still images to reveal details that would otherwise be lost against a bright background. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera applications.

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

•

Highly-Integrated SoC Solutions Based on a Scalable Platform. Our product families leverage our core high-performance video processing architecture, combined with an extensive set of integrated peripherals, which enables our platform to address the requirements of a variety of applications and end markets. Traditional solutions have generally relied upon significant customization to meet the specific requirements of each market, resulting in longer design cycles and higher development costs. Our flexible and highly-scalable platform enables us to address multiple markets with reduced design cycles and costs. Our platform also enables us to develop fully integrated SoC solutions that provide the system functionalities required by our customers on a single chip. Our extensive system integration expertise enables us to integrate core video processing functionality with many peripheral functions such as multiple inputs and outputs, lens controllers, flash controllers and remote control interfaces to reduce system complexity and interoperability issues. Furthermore, we have successfully migrated our process nodes from 130nm to 28nm since our founding and have a proven track record of developing and delivering multiple solutions with first-pass silicon success. Beginning in fiscal year 2015, we will begin investing in development of our next generation SoCs in the 14nm/16nm process nodes.

•

Comprehensive and Flexible Software. Our years of investment in developing and optimizing our comprehensive and flexible software serve as the foundation of our high-performance video application solutions. Key components of our software include highly customized middleware that integrates many unique features for efficient scheduling and other system-level functions, and firmware that is optimized to reduce power requirements and improve performance. In addition, we provide to our customers fully-functional software development kits with a suite of application programming interfaces or APIs, which allow them to rapidly integrate our solution, adjust product specifications and provide additional functionality to their systems, thereby enabling them to differentiate their product offerings and reduce time to market.

•

Broad Domain Experience in Video Processing and Delivery. Our engineering team, whose core members have worked together for over 15 years, includes leading innovators in video processing and delivery. Our VLSI team has extensive multi-gigahertz, superscalar CPU design experience from Intel Corporation, Advanced Micro Devices, Inc. and Sun Microsystems, Inc. Our team has developed many industry firsts such as the first single chip MPEG-2 encoder, the first consumer MPEG-2 transcoding SoC, the first single chip HD H.264 encoder and camera SoC and the first 1080p60 and UHD infrastructure SoCs. Our team has developed an ecosystem of high-performance software and hardware solutions that reduce customer system development time and cost, thus allowing for accelerated time-to-market.

•

Key Global Relationships with Leading OEM and ODM Customers. Our solutions have been designed into top-tier OEM brands currently in the market. We have established collaborative relationships with most of the leading ODMs and OEMs that serve our primary markets. Our collaborations with ODMs give us extensive visibility into critical product design, development and production timelines, and keep us at the forefront of technological innovation. We actively engage with OEMs on design specifications and with ODMs on product implementation. Additionally, approximately 77% of our employees are located in Asia, primarily in Taiwan and China, strategically placing us near many of our customers and allowing us to provide superior sales, design and technical support and to strengthen our customer relationships.

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

•

Target New Applications Requiring Connectivity, HD Video Processing and Low Power. We intend to leverage our core technology platform to address other processing markets that have high-performance, robust connectivity, low latency and low power requirements. Examples of markets that we are focused on penetrating are the wearable camera markets which include sports, professional and consumer applications, the market for automotive aftermarket cameras and the professional and consumer IP security camera markets. Our camera solutions’ ability to provide connectivity and simultaneous high-quality video and image capture in a power efficient system have facilitated preliminary engagements with leaders in the emerging wearable camera markets. Additionally, our high-performance video and image capture, connectivity, capability to stream HD video efficiently and power efficiency have enabled us to develop relationships with leaders in the wearable sports camera market, the market for automotive aftermarket cameras and the IP security camera market, which we intend to expand as those markets continue to develop.

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

Products

Our technology platform delivers a high-performance, low power video and image processing solution that can be tailored with our software development kits to meet the specific needs of multiple end markets. We also provide customers with guidelines known as reference designs so that they can efficiently incorporate our solutions in their product designs. We currently sell our solutions into the following end markets:

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

•

Professional IP Security Cameras. These cameras are used for video monitoring and security surveillance in professional applications. Our solutions enable the streaming of multiple video streams to enable remote monitoring at multiple locations. Embedded intelligence supports advanced analytics including motion detection and people tracking. The cameras often have the ability to operate in low light conditions and over wide temperature ranges in order to be used in outdoor environments.

•

Consumer IP Security Cameras. Consumer IP security cameras are designed for home or small business use and are typically connected to cloud services and applications via home networks using WiFi. These cameras may require very low bitrate operation to support HD resolution over limited bandwidth broadband connections, while small form factors may require very low power operation. The implementation of intelligent motion detection may reduce the number of false alarms.

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

Key differentiators of our technology include:

•	algorithms to compress video signals with high compression and power efficiency at multiple operating points;

•	algorithms for high-speed image processing with high image quality and power efficiency;

•	scalable architecture that covers the gamut of consumer and professional HD video camera and encoding applications from Full HD to UHD performance levels;

•	ability to encode multiple video streams simultaneously to support simultaneous recording and video streaming, or streaming to multiple devices with different resolutions;

•	support for transcoding between video formats for example MPEG-2 to H.264;

•	low-power architecture with minimal system memory footprint;

•	programmable architecture that balances flexibility, quality, power and die size;

•	full software development kit comprised of APIs to facilitate integration into customers’ products; and

•	powerful CPUs and dedicated hardware to support advanced analytics functions.

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

Design Methodology

The success of our technology platform stems from our algorithm-driven design methodology. We test and verify our algorithms on our proprietary architectural model prior to implementing our algorithms in hardware. Our advanced verification methodology validates our approach through simultaneous modeling of architecture, algorithms and the hardware itself. This redundant approach enables us to identify and remediate any weaknesses early in the development cycle, providing a solid foundation on which we build our hardware implementation, and enhances our ability to achieve first-pass silicon success. We have a history of using several process nodes from 130nm through 28nm. We possess extensive expertise in video and imaging algorithms as well as deep sub-micron digital and mixed-signal design experience.

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

Our A9 SoC, which we introduced in January 2013, supports 4K UHD video resolution at 30 frames per second as well as high frame-rate video for capturing fast-action sports with 1080p video at 120 frames per second or 720p video at 240 frames per second. Our A9 SoC includes dual core ARM ® Cortex™-A9 CPUs providing the performance required for advanced applications including wireless connectivity to smartphones for video streaming or image sharing, or advanced analytics. Fabricated in 32nm CMOS technology, the A9 SoC offers very low power consumption, enabling 4K resolution video cameras with small form factors and extended battery life.

Software Development Kit for Connectivity

Our video streaming technology enables the camera’s image to be previewed on a smartphone, so the camera can be optimally set up and controlled remotely. To enable this functionality, end customers deploy our Wireless Camera Developer’s Kit, or the Kit, which enables the design of cameras that combine still photography and Full HD video with wireless video streaming to smartphones. The Kit leverages our multi-stream encoding capability which supports the recording of Full HD video while simultaneously recording and streaming a second stream to the smartphone. The Kit is available for our A7L SoC product family, providing full 1080p60 HD video with photography and low power consumption. This Kit enables accelerated end customer product development and allows consumers to enjoy the benefit of a ruggedized sports or wearable camera with smartphones that enable remote control, viewing, playback and Internet video sharing.

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

Customers

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including Avigilon Corporation, Axis Communications AB, Dahua Technology Co., Ltd., DropCam, Inc., GoPro Inc., Hikvision Digital Technology Co., and Robert Bosch GmbH and affiliated entities, who source our solutions from ODMs including Asia Optical Co. Inc., Chicony Electronics Co., Ltd., DigiLife Technologies Co., San Jet Technology Corp., and Sky Light Digital Ltd. In the infrastructure market, our solutions are designed into products from leading OEMs including Harmonic Inc., Motorola Mobility, Inc. (owned by Arris Group, Inc.) and Telefonaktiebolaget LM Ericsson, who source our solutions from leading ODMs such as Plexus Corp.

Sales to customers in Asia accounted for approximately 88%, 87% and 84% of our revenue in the fiscal years ended January 31, 2014, 2013 and 2012, respectively. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In fiscal years 2014, 2013 and 2012, 88%, 78% and 75% of our revenue was attributable to sales of our solutions into the camera market, respectively, and 12%, 22% and 25% of our revenue was attributable to sales of our solutions into the infrastructure market, respectively. To date, all of our sales have been denominated in U.S. dollars.

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

The product life cycles in the camera market typically range from six to 18 months. The product life cycles in the infrastructure market typically range from two to five years, where new product introductions occur less frequently. For many of our solutions, early engagement with our customers’ technical staff is necessary for success. To ensure an adequate level of early engagement, our application and development engineers work closely with our customers to adjust product specifications and add functionality into their products.

Approximately 85%, 80% and 80% of our revenue was derived from sales through our logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, and through one large direct ODM customer, Chicony Electronics Co., Ltd., or Chicony, for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In fiscal year 2014, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 55% of our revenue and sales to our 10 largest customers collectively accounted for approximately 67% of our revenue. In fiscal year 2013, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 37% of our revenue and sales to our 10 largest customers collectively accounted for approximately 48% of our revenue. In fiscal year 2012, sales directly and through our logistics providers to our five largest customers collectively accounted for 46% of our revenue and sales to our 10 largest customers collectively accounted for approximately 62% of our revenue.

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

The end markets into which we sell our products have seen significant changes as consumer preferences have evolved in response to new technologies. As a result, the composition of our revenue may differ meaningfully during periods of technology or consumer preference changes. For example, in fiscal year 2011, pocket video revenue represented approximately 40% of total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately 0% of total revenue in fiscal year 2014. Conversely, our revenue derived from the wearable sports camera market, the IP security camera market and the market for automotive aftermarket cameras supported total revenue growth in the 2012-2014 fiscal years despite the loss of our pocket video revenue. We expect shifts in consumer use of video capture to continue to change over time, as more specialized use cases emerge and video capture continues to proliferate.

Our sales are generally made pursuant to purchase orders received approximately four to 18 weeks prior to the scheduled product delivery date, depending upon agreed terms with our customers and the current manufacturing lead time at the time the purchase order is received. These purchase orders may be cancelled without charge upon notification within an agreed period of time in advance of the delivery date, which may be as short as 30 days. Due to the scheduling requirements of our foundry, assembly and test contractors, we generally provide our contractors with our production forecasts and place firm orders for products with our suppliers up to 20 weeks prior to the anticipated delivery date, usually without a purchase order from our own customers. Our standard warranty provides that our SoCs containing defects in materials, workmanship or performance may be returned for a refund of the purchase price or for replacement, at our discretion.

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

Backlog

Our sales are primarily made through standard purchase orders for delivery of products. Our manufacturing production is based on estimates and advance non-binding commitments from customers as to future purchases. We follow industry practice that allows customers to cancel, change or defer orders with limited advance notice prior to shipment. Given this practice, we do not believe that backlog is a reliable indicator of future revenue levels.

Wafer Fabrication

We have a history of using several process nodes from 130nm through 28nm. We currently manufacture the majority of our solutions in 65nm, 45nm and 32nm silicon wafer production process geometries utilizing the services of several different foundries. Currently, the majority of our SoCs are supplied by Samsung in South Korea, from whom we have the option to purchase both fully-assembled and tested products as well as tested die in wafer form for assembly. We also have products supplied by Global UniChip Corporation, or GUC, in Taiwan, from whom we purchase fully-assembled and tested products. The wafers used by GUC in the assembly of our products are manufactured by Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, in Taiwan.

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

For the fiscal years ended January 31, 2014, 2013 and 2012, our research and development expense was $48.8 million, $42.8 million and $37.6 million, respectively.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors in the wearable sports and IP security camera markets include Fujitsu Limited, HiSilicon Technologies Co., Ltd., Geo Semiconductor, Inc. and Texas Instruments Incorporated, as well as vertically integrated divisions of consumer device OEMs, including Canon Inc., Panasonic Corporation and Sony Corporation. In the automotive aftermarket camera market, we compete against Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the infrastructure market include Intel Corporation, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, NVIDIA Corporation, Qualcomm Incorporated and Samsung, enter these markets.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2014, we had twenty-five issued and allowed patents in the United States plus thirteen additional continuation patents, three issued patents in China, one issued patent in Japan and thirty-five pending and provisional patent applications in the United States. The issued and allowed patents in the United States expire beginning in 2024 through 2031. Many of our issued patents and pending patent applications relate to image and video processing and HD video compression.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. Our customers have in the past received, and we expect that in the future we may receive, communications from various industry participants alleging infringement of their patents, trade secrets or other intellectual property rights by our solutions. In addition, certain of our end customers have been the subject of lawsuits alleging infringement of patents by products incorporating our solutions. Any lawsuits could subject us to significant liability for damages, invalidate our proprietary rights and harm our business and our ability to compete. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales and divert the efforts of our technical and management personnel. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products, expend significant resources to develop alternative technology or discontinue the use of processes requiring the relevant technology.

Employees

At January 31, 2014, we employed a total of 495 people, including 115 in the United States and 380 in Asia, primarily in China and Taiwan. We also engage temporary employees and consultants. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Information concerning revenue, results of operations, assets and revenue by geographic area is set forth in Item 6, “Selected Financial Data” and Note 11, “Segment Reporting,” of Notes to Consolidated Financial Statements of this Form 10-K and is incorporated herein by reference. Information concerning risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that OEM. For example, improved smartphone video capture capabilities, and rapid adoption of smartphones by consumers, led to the decline of an entire category of pocket video cameras aimed at the casual video capture market. In fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing our revenue from pocket video cameras to nearly 0% of our total revenue in fiscal year 2014. If other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2014, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 55% of our total revenue, and sales to our 10 largest customers collectively accounted for approximately 67% of our total revenue. In fiscal year 2014, sales to our largest ODM customer was approximately 29% of our total revenue. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. The loss of a significant customer like Kodak could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

To date, our revenue has been attributable to demand for our video and image processing SoCs in the camera and infrastructure markets and the growth of these overall markets. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We derive the majority of our revenue from the camera market, and our operating results are increasingly affected by trends in the camera market. These trends include demand for higher resolution, increasing functionality, longer battery life, greater storage and connectivity requirements, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted the camera market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. If our target markets, such as wearable cameras, automotive aftermarket cameras, IP security cameras, and telepresence cameras, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

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

Factors that may affect our operating results include:

•	fluctuations in demand, sales cycles, product mix, and prices for our products;

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;

•	shifts in consumer preferences and any resultant change in demand for video and image capture devices into which our solutions are incorporated;

•	changes in the competitive dynamics of our markets, including new entrants or pricing pressures;

•	delays in our customers’ ability to manufacture and ship products that incorporate our solutions caused by internal and external factors beyond our control;

•	our ability to successfully define, design and release new solutions in a timely manner that meet our customers’ needs;

•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;

•	timely availability of adequate manufacturing capacity from our manufacturing subcontractors;

•	the timing of product announcements by our competitors or by us;

•	incurrence of research and development and related new products expenditures;

•	write-downs of inventory for excess quantities and technological obsolescence;

•	future accounting pronouncements and changes in accounting policies;

•	volatility in our share price, which may lead to higher stock-based compensation expense;

•	general socioeconomic and political conditions in the countries where we operate or where our products are sold or used; and

•	costs associated with litigation, especially related to intellectual property.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation and Panasonic Corporation. In the IP security camera market, our primary competitors include HiSilicon Technologies Co., Ltd., Geo Semiconductor, Inc. and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB, Panasonic and Sony. In the market for automotive aftermarket cameras, we compete against Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the infrastructure market include Intel Corporation, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, NVIDIA Corporation, Qualcomm Incorporated and Samsung Electronics Co., Ltd., enter these markets.

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

From inception through January 31, 2014, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a significant amount of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

In the past several years, a significant amount of our revenue was generated from sales of our products to OEMs and ODMs of high definition, or HD, video cameras and broadcasting infrastructure equipment. Our future revenue growth, if any, will depend in part on our ability to expand within these markets with our video and image processing SoC solutions, particularly for wearable sports cameras, automotive aftermarket cameras, IP security cameras, and to enter new markets such as the non-sports wearable camera market. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully, our revenue could decline.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with all of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with a product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup foundry vendor could be expensive and would likely take three or more quarters. As we transition to more advanced process nodes beyond 28 nanometer, or nm, we will be increasingly dependent upon Samsung Electronics Co., Ltd., or Samsung, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, who are two of the only three foundries currently available for certain advanced process technologies that we may utilize.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in all of Asia other than Japan. Approximately 56%, 63% and 80% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2015, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $157.6 million in fiscal year 2014, including growth rates of 30% and 24% in the last two fiscal years. We may not achieve similar growth rates in future periods. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $48.8 million, $42.8 million and $37.6 million in fiscal year 2014, 2013 and 2012, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 16 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

We believe our future success depends in large part upon the continuing services of the members of our senior management team and various engineering and other technical personnel. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, our business may be disrupted, and our financial condition and results of operations may be materially and adversely affected. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may experience material disruption of our operations and development plans and lose customers, know-how and key professionals and staff members, and we may incur increased operating expenses as the attention of other senior executives is diverted to recruit replacements for key personnel. Our industry is characterized by high demand and intense competition for talent, and the pool of qualified candidates is very limited. While we plan to continue to recruit software and system engineers with expertise in video processing technologies, primarily in Taiwan and China, we may not be successful in attracting, retaining and motivating sufficient numbers of technical and engineering personnel to support our anticipated growth. The competition for qualified engineering personnel in our industry, and particularly in Asia, is very intense. If we are unable to hire, train and retain qualified engineering personnel in a timely manner, our ability to grow our business will be impaired. In addition, if we are unable to retain our existing engineering personnel, our ability to maintain or grow our revenue will be adversely affected.

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

Each of our SoC solutions is manufactured at a single location. If we experience manufacturing problems at a particular location, we would be required to transfer manufacturing to a new location or supplier. Converting or transferring manufacturing from a primary location or supplier to a backup fabrication facility could be expensive and would likely take three or more quarters. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that could be modified to the required product specifications. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical to keep more than minimal inventory on hand. As a result, we may not be able to meet customer needs during such a transition, which could delay shipments, cause production delays, result in a decline in our sales and damage our customer relationships.

We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, such as 14nm or 16nm process nodes, and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we transition to more advanced process nodes beyond 28nm, we will be increasingly dependent upon Samsung and TSMC, who are two of the only three foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end-customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of January 31, 2014, we had twenty-five issued and allowed patents in the United States plus thirteen additional continuation patents, three issued patents in China, one issued patent in Japan and thirty-five pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

A breach of our security systems may have a material adverse effect on our business.

Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems or the existence of computer viruses in our data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We also rely on a number of third-party “cloud-based” service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, (the “JOBS Act”), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our annual revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our ordinary shares held by non-affiliates exceeds $700 million (measured as of the last business day of our second fiscal quarter). As of January 31, 2014, the aggregate market value of our ordinary shares held by non-affiliates was approximately $841 million based upon the closing price of our stock for such date on the NASDAQ Global Market. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our stock price may be more volatile.

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

We have implemented a new enterprise resource planning, or ERP, system. Initial implementation of this system was completed in May 2013, but full implementation of the system remains ongoing. This project has and will continue to require significant investment of capital and human resources, the re-engineering of many processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, otherwise operate our business or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create accounting rules and regulations. Changes in those accounting rules can have a significant effect on our financial results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2014 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2015 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold following this offering, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate after this offering and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder. See “Taxation—U.S. Federal Income Taxation—PFIC.”

Fluctuations in exchange rates between and among the currencies of the countries in which we do business may adversely affect our operating results.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 88% of our revenue in fiscal year 2014. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

We filed registration statements on Form S-8 under the Securities Act to register shares for issuance under our 2004 Stock Plan, 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. Our 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan provide for automatic increases in the shares reserved for issuance under these plans which could result in additional dilution to our shareholders. These shares can be freely sold in the public market upon issuance and vesting, subject to restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

As of January 31, 2014, our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 8.7% of our outstanding ordinary shares. These shareholders, if they acted together, could exert substantial influence over matters requiring approval by our shareholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.

We do not intend to pay dividends on our ordinary shares and, consequently, a shareholder’s ability to achieve a return on its investment will depend on appreciation in the price of our ordinary shares.

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, shareholders are not likely to receive any dividends on their ordinary shares for the foreseeable future and the success of an investment in our ordinary shares will depend upon any future appreciation in their value. There is no guarantee that our ordinary shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. Investors seeking cash dividends should not purchase our ordinary shares.

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

Our principal executive offices are located in Santa Clara, California, consisting of approximately 35,000 square feet of office space under a lease that expires in April 2018. This facility accommodates our principal sales, marketing, research and development, finance, and administration activities. We also lease approximately 54,000 square feet of office space in Hsinchu, Taiwan under lease agreements that automatically renew each year. These Taiwan facilities accommodate research and development, business development, operations, and administration support. We lease approximately 23,000 square feet of office space in Shanghai and Shenzhen, China, under leases that expire in November 2017 and April 2014, respectively, to support research and development and business development. We lease additional facilities in Hong Kong for business development and inventory warehousing and in Japan and South Korea for our local business development personnel.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2014:

Major Locations	Approximate Square Footage	Usage
United States:
Santa Clara, California	35,000	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration

Asia Pacific:
Hsinchu, Taiwan	54,000	Research and Development; Business Development; Operations; Administration
Shanghai, China	15,000	Research and Development; Business Development
Shenzhen, China	8,000	Research and Development; Business Development
Kowloon, Hong Kong	4,000	Business Development; Warehousing
Shin-Yokohama, Japan	4,000	Business Development
SeongNam, South Korea	2,000	Business Development

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Ordinary Shares

Our ordinary shares have been traded on the NASDAQ Global Market under the symbol “AMBA” since October 10, 2012. Prior to that date, there was no public trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per ordinary share as reported by the NASDAQ Global Market:

	Price Range
	High	Low
Fourth Quarter Fiscal 2014	$36.49	$19.55
Third Quarter Fiscal 2014	$22.67	$13.16
Second Quarter Fiscal 2014	$19.44	$12.94
First Quarter Fiscal 2014	$16.00	$9.04
Fourth Quarter Fiscal 2013	$13.42	$7.42
Third Quarter Fiscal 2013 (from October 10, 2012)	$7.42	$5.55

On March 26, 2014, there were 68 shareholders of our recorded ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders. On March 26, 2014, the last reported sale price of our stock was $26.84 per ordinary share as reported by the NASDAQ Global Market.

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so in the foreseeable future.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from October 10, 2012 (the date our ordinary shares commenced trading on the NASDAQ) through January 31, 2014 of the cumulative total return for our ordinary shares, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Comparison of 15 months Cumulative Total Return

	10/10/2012	10/31/2012	1/31/2013	4/30/2013	7/31/2013	10/31/2013	1/31/2014
Ambarella, Inc.	100	119.1	164.4	226.1	273.9	339.1	528.5
NASDAQ Composite	100	97.6	103.0	109.1	118.8	128.4	134.5
PHLX Semiconductor Index	100	99.7	112.2	120.8	129.9	137.9	143.9

Purchases of Equity Securities by the Issuer

None.

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Statements of Operations Data:

		Year Ended January 31,
	2014	2013	2012	2011	2010
		(in thousands, except per share data)
Revenue	$157,608	$121,066	$97,257	$94,739	$71,525
Income from operations	$27,917	$19,906	$11,255	$15,477	$12,948
Net income	$25,654	$18,188	$9,821	$13,929	$13,288

Net income per share attributable to ordinary shareholders:
Basic	$0.93	$0.64	$0.32	$0.54	$0.51

Diluted	$0.85	$0.60	$0.30	$0.50	$0.49

Selected Consolidated Balance Sheet Data:

	As of January 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash, cash equivalents and restricted cash	$143,397	$100,497	$59,461	$42,139	$31,599
Working capital	151,834	108,318	54,875	35,764	20,148
Total assets	183,307	138,603	81,739	64,133	47,768
Total liabilities	26,946	26,271	24,390	25,964	25,928
Redeemable convertible preference shares	—	—	50,900	39,273	39,273
Total shareholders’ equity (deficit)	156,361	112,332	6,449	(1,104)	(17,433)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content for wearable sports cameras, automotive aftermarket cameras, Internet Protocol, or IP, security cameras, and camcorders. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications.

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

Fiscal Year 2014 Financial Highlights and Trends

•

We recorded revenue of $157.6 million, an increase of 30% as compared to fiscal year 2013. The increase over the prior year was primarily due to higher demand in our IP security and wearable sports camera markets. The increase was partially offset by a year over year decline in revenues from the automotive and infrastructure markets. The decline in revenue from the automotive market was primarily due to the late roll out of new A7LA based camera product and competitive pressures at the low end of the market. The decreased revenue in the infrastructure market was due to weak macro market conditions in the United States and Europe resulting in lower capital expenditures for video encoding capital equipment.

•

We recorded operating income of $27.9 million, an increase of 40% as compared to fiscal year 2013, primarily due to continuing growth in revenue, as well as efficient control of product costs and operating expenses.

•

We generated cash flows from operating activities of $34.4 million in fiscal year 2014, as compared to $10.5 million in fiscal year 2013. The increase was primarily due to increased net income, adjusted for increased non-cash stock-based compensation and depreciation expenses. The increase was also attributable to improved accounts receivable collection from our major customers and increased deferred revenue. The increase in cash flows from operating activities was partially offset by increased inventory purchases to support continuing growth of sales and decreased accrued liabilities associated with the timing of payments to suppliers.

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

Pricing, Product Cost and Margin. Our pricing and margins depend on the volumes and the features of the solutions we provide to our customers. Additionally, we make significant investments in new solutions for both cost improvements and new features that we expect to drive revenue and maintain margins. In general, solutions incorporated into more complex configurations, such as those used in the infrastructure market, have higher prices and higher gross margins as compared to solutions sold into the camera market. Our average selling price, or ASP, can vary by market and application due to market-specific supply and demand, the maturation of products launched in previous years and the launch of new products.

We continually monitor the cost of our solutions. As we rely on third-party manufacturers for the production of our products, we maintain a close relationship with these suppliers to continually monitor production yields, component costs and design efficiencies.

Shifting Consumer Preferences. Our revenue is subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities, and the rapid adoption by consumers, led to the decline of pocket video cameras aimed at the video and image capture market. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable sports cameras, automotive aftermarket cameras, and IP security cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes in the market to continue to impact our business performance.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Over the last four years, we have continued to provide solutions for the camcorder and infrastructure markets, but also have expanded our focus to include the wearable sports, automotive aftermarket, and IP security camera markets. We believe our entry into these markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand our end market exposure, such as to wearable cameras, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

Ability to Capitalize on Connectivity Trend. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable sports cameras, automotive aftermarket and IP security cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable sports cameras allow consumers to quickly stream or upload video and images to social media platforms.

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

Customer Product Life Cycle. We estimate our customers’ product life cycles based on the customer, type of product and end market. In general, products launched in the camera market have shorter life cycles than those sold into the infrastructure market. We typically commence commercial shipments from six to 18 months following a design win; however, in some markets, more lengthy product and development cycles are possible, depending on the scope and nature of the project. A portable consumer device typically has a product life cycle of six to 18 months. In the infrastructure market, the product life cycle can range from 24 to 60 months.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2014	2013	2012
	(dollars in thousands)
Revenue	$157,608	$121,066	$97,257
Cost of revenue	57,761	40,405	32,458

Gross profit	99,847	80,661	64,799

Operating expenses:
Research and development	48,777	42,829	37,618
Selling, general and administrative	23,153	17,926	15,926

Total operating expenses	71,930	60,755	53,544
Income from operations	27,917	19,906	11,255
Other income (loss), net	(22)	136	(90)

Income before income taxes	27,895	20,042	11,165
Provision for income taxes	2,241	1,854	1,344

Net income	$25,654	$18,188	$9,821

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2014	2013	2012
Revenue	100%	100%	100%
Cost of revenue	37	33	33

Gross profit	63	67	67
Operating expenses:
Research and development	31	35	39
Selling, general and administrative	15	15	16

Total operating expenses	46	50	55
Income from operations	17	17	12
Other income (loss), net	—	—	—

Income before income taxes	17	17	12
Provision for income taxes	1	2	1

Net income	16%	15%	11%

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

We typically experience seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being the highest revenue quarter. This fluctuation has been driven primarily by increased sales in the camera market as our customers build inventories in preparation for the holiday shopping season. More generally, our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated depreciation and facility expenses. We expect our selling expense to increase in absolute dollars as we expand the size of our sales and marketing organization to support our anticipated growth. We expect our general and administrative expense to increase in absolute dollars and as a percent of revenue as we develop the infrastructure necessary to operate as a public company, which includes increased audit and legal fees, costs to comply with the Sarbanes-Oxley Act of 2002, the rules and regulations applicable to companies listed on The NASDAQ Stock Market, investor relations costs, and higher insurance premiums.

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

Comparison of the Fiscal Years Ended January 31, 2014, 2013 and 2012

Revenue

				Change
	Year Ended January 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
			(dollars in thousands)
Revenue	$157,608	$121,066	$97,257	$36,542	30%	$23,809	24%

Revenue increased for the fiscal year ended January 31, 2014 primarily due to higher demand in our IP security and wearable sports camera markets, partially offset by a year over year decline in revenues from the automotive and infrastructure markets. The decline in revenue from the automotive market was primarily due to the late roll out of new A7LA based camera product and competitive pressures at the low end of the market. The decreased revenue in the infrastructure market was due to weak macro market conditions in the United States and Europe resulting in lower capital expenditures for video encoding capital equipment. In addition, infrastructure market revenue was positively impacted in fiscal year 2013 due to the renegotiation of a customer’s contracts that resulted in an additional $3.4 million of deferred revenue being released. This release of deferred revenue was not repeated in fiscal year 2014.

Revenue increased for the fiscal year ended January 31, 2013 primarily due to increased unit sales into the camera market as well as the release of higher than normal deferred revenue attributable to the infrastructure market. Camera market revenue expanded as a result of adoption of our A7 SoC in the wearable sports market and continuing adoption of our SoCs by customers selling end products into automotive and IP security camera markets. Infrastructure market revenue increased as a result of an additional $3.4 million of deferred revenue released in the fiscal year ended January 31, 2013 as described above. Improved ASP’s in the infrastructure market also contributed to revenue growth, which was partially offset by lower license revenue as some technology licenses near the end of their useful life.

Cost of Revenue and Gross Margin

				Change
	Year Ended January 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
			(dollars in thousands)
Cost of revenue	$57,761	$40,405	$32,458	$17,356	43%	$7,947	24%
Gross profit	99,847	80,661	64,799	19,186	24%	15,862	24%
Gross margin	63%	67%	67%	—	(4)%	—	0%

Cost of revenue increased for the fiscal years ended January 31, 2014 and 2013, respectively, primarily due to an increase in the number of units sold in the camera markets and to increased sale of our higher cost A7 SoC. The increase in cost of revenue was partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes.

Gross margin declined for the fiscal year ended January 31, 2014 primarily due to a reduction in the higher gross margin infrastructure business as a percentage of total sales in the current year. The higher gross margin infrastructure revenue declined as a percentage of total revenue from 22% for the fiscal year ended January 31, 2013 to 12% for the fiscal year ended January 31, 2014.

Gross margin in the fiscal year ended January 31, 2013 was consistent with the prior year due to a modest improvement in camera market gross margin resulting from a more favorable product mix, offset by a decline in the higher gross margin infrastructure business as a percentage of total revenue.

Research and Development

				Change
	Year Ended January 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
			(dollars in thousands)
Research and development	$48,777	$42,829	$37,618	$5,948	14%	$5,211	14%

Research and development expense increased for the fiscal year ended January 31, 2014 primarily due to increases in engineering headcount, foundry development costs and facility allocation costs. Our research and development engineering headcount increased to 358 at January 31, 2014 compared to 334 at January 31, 2013, resulting in an increase in salary related expenses of approximately $1.7 million in fiscal year 2014. The increase of salary related expenses was partially offset by $0.4 million for a one-time IPO bonus accrued for China employees in fiscal year 2013, which was not repeated in fiscal year 2014. Beginning from the initial public offering date in the third quarter of fiscal year 2013, we granted restricted stock units and offered participation in an employee stock purchase plan, resulting in an increase in stock-based compensation expense of approximately $1.9 million for fiscal year 2014. Our third party foundry costs related to the development of our next generation SoCs increased by approximately $2.2 million for the fiscal year ended January 31, 2014 compared to the prior fiscal year. The increased development costs were partially offset by a $1.0 million one-time payment from a customer who agreed to fund custom software development. At this time, we have no expectations or commitments for future product revenues or development projects with this customer. In fiscal year 2014, we entered into a lease agreement for our new Santa Clara, California headquarters and implemented the initial phase of a new enterprise resource planning system, resulting in an additional facility allocation cost of approximately $1.3 million.

Research and development expense increased for the fiscal year ended January 31, 2013 primarily due to an increase in engineering headcount and additional bonus and stock-based compensation expense. Our research and development engineering headcount increased to 334 at January 31, 2013 compared to 311 at January 31, 2012, resulting in an increase in salary, benefits and stock-based compensation expenses of approximately $2.2 million. Due to enhanced overall performance in fiscal year 2013 compared to fiscal year 2012, we accrued an additional bonus of $1.2 million and a one-time IPO related bonus to China employees of approximately $0.4 million. In the third quarter of fiscal year 2013, we granted restricted stock units and offered participation in an employee stock purchase plan upon completion of our IPO, resulting in an increase in stock-based compensation expense of approximately $0.8 million in fiscal year 2013.

Selling, General and Administrative

				Change
	Year Ended January 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
			(dollars in thousands)
Selling, general and administrative	$23,153	$17,926	$15,926	$5,227	29%	$2,000	13%

Selling, general and administrative expense increased for the fiscal years ended January 31, 2014 and 2013 primarily due to an additional $4.0 million and $1.2 million, respectively, in personnel costs as a result of increases in headcount and stock-based compensation expense from issuance of restricted stock units and participation in an employee stock purchase plan. In addition, we incurred approximately $1.2 million and $0.3 million of additional expenditures on outside professional services to support our expanding business, enterprise resource planning system, the requirements of the Sarbanes-Oxley Act, and the requirements of being a public company for the fiscal years ended January 31, 2014 and 2013, respectively.

Other Income (Loss), Net

				Change
	Year Ended January 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
			(dollars in thousands)
Other income (loss), net	$(22)	$136	$(90)	$(158)	(116)%	$226	251%

Other income (loss) for the fiscal years presented included net foreign currency transaction gains and losses. In addition, in fiscal years 2013 and 2012, other income (loss) included the impact of the revaluation of warrants to purchase redeemable convertible preference shares. The warrants to purchase redeemable convertible preference shares converted into warrants to purchase ordinary shares upon our IPO in the third quarter of fiscal year 2013 and, as a result, there was no future impact to net income from the revaluation of such warrants thereafter.

Provision for Income Taxes

				Change
	Year Ended January 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
			(dollars in thousands)
Provision for income taxes	$2,241	$1,854	$1,344	$387	21%	$510	38%
Effective tax rate	8%	9%	11%	—	(1)%	—	(2)%

Income tax expense increased in fiscal year 2014 as compared to fiscal year 2013 primarily due to an increase in profitability and non-deductible stock-based compensation expenses, partially offset by a favorable change in our geographic mix of profits. The effective tax rate decreased for fiscal year 2014 as compared to fiscal year 2013 primarily due to a favorable change in our geographic mix of profits, partially offset by non-deductible stock-based compensation expenses.

Income tax expense increased in fiscal year 2013 as compared to fiscal year 2012 primarily due to an increase in profitability, partially offset by a decrease in our effective tax rate. The effective tax rate decreased for fiscal year 2013 as compared to fiscal year 2012 primarily due to a favorable change in our geographic mix of profits.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$34,350	$10,514	$12,686
Net cash used in investing activities	(1,688)	(1,014)	(1,484)
Net cash provided by financing activities	10,238	32,050	5,846

Net increase in cash	$42,900	$41,550	$17,048

Net Cash Provided by Operating Activities

Fiscal year 2014 compared to fiscal year 2013: Cash provided by operating activities increased primarily due to increased net income, adjusted for increased non-cash stock-based compensation and depreciation expenses. The increase was also attributable to improved accounts receivable collection from our major customers and increased deferred revenue. The increase in cash from operating activities was partially offset by increased inventory purchases to support continuing growth of sales and a decrease in accrued liabilities associated with the timing of payments to suppliers.

Fiscal year 2013 compared to fiscal year 2012: Cash provided by operating activities decreased primarily due to an increase in accounts receivable resulting from the transfer of sales directly to a large ODM customer with longer payment terms that were previously sold through our logistics provider. In addition, inventory increased to support growth of sales while deferred revenue decreased resulting from renegotiation of agreements with an infrastructure customer. The decrease was partially offset by an increase in accrued liabilities associated with the timing of payments to suppliers and employees.

Net Cash Used in Investing Activities

Fiscal year 2014 compared to fiscal year 2013: Net cash used in investing activities increased primarily due to approximately $0.7 million of leasehold improvements expenditures for our new headquarters located in Santa Clara, California and approximately $0.6 million of investment in a new enterprise resource planning system to manage our business operations.

Fiscal year 2013 compared to fiscal year 2012: Net cash used in investing activities decreased primarily due to the release of $0.5 million from restricted cash that was previously pledged to the Taiwan government and was released upon completion of a research and development project.

Net Cash Provided by Financing Activities

Fiscal year 2014 compared to fiscal year 2013: Net cash provided by financing activities decreased primarily due to $30.4 million of net cash proceeds from selling of our ordinary shares in connection with our IPO in fiscal year 2013. The decrease was partially offset by an additional $7.8 million cash receipts from employee stock options exercised, proceeds from participation in our employee stock purchase plan, and warrants to purchase ordinary shares exercised in fiscal year 2014.

Fiscal year 2013 compared to fiscal year 2012: Net cash provided by financing activities increased primarily due to $30.4 million of net cash proceeds in connection with our IPO and approximately $0.6 million of cash receipts from employee salary withholding related to participation in an employee stock purchase plan adopted upon completion of our IPO. The increase was partially offset by approximately $4.4 million in net cash proceeds from the issuance of Series D redeemable convertible preference shares and the repurchase of ordinary shares in fiscal year 2012.

Sources of Liquidity

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2014, 2013 and 2012. As of January 31, 2014 and 2013, we had cash of approximately $143.4 million and $100.5 million, respectively.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2014. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and implement and enhance our information technology and enterprise resource planning systems and meet the requirements of the Sarbanes-Oxley Act. We expect our accounts receivable and inventory balances to increase, and could be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may in the future seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

Our short- term and long-term capital requirements will depend on many factors, including the following:

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2014:

	Payment Due by Period as of January 31, 2014
			(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other
Contractual Obligations
Facilities under operating leases (1)	$6,227	$1,566	$3,045	$1,616	$—	$—
Technology license or other obligations under operating leases (2)	775	362	403	10	—	—
Purchase obligations (3)	13,691	13,691	—	—	—	—
Uncertain tax liabilities (4)	1,469	—	—	—	—	1,469

Total	$22,162	$15,619	$3,448	$1,626	$—	$1,469

(1)	Facilities under operating leases represent facilities with initial lease terms in excess of one year. They are located in Santa Clara (California), China, Hong Kong, and Japan. The lease for our Santa Clara headquarters has a five-year term and terminates in fiscal year 2019. The lease for our China facility has a seven-year term and terminates in fiscal year 2018. The Hong Kong facility has a three-year term and terminates in fiscal year 2017. The lease for our Japan facility has two-year term and terminates in fiscal year 2016.
(2)	Technology license obligations under operating leases represent future cash payments for software or other technology licenses which are used in product design or daily operation.
(3)	Purchase obligations consist primarily of inventory purchase obligations with our independent contract manufacturers.
(4)	Uncertain tax liabilities represent our liabilities for uncertain tax positions as of January 31, 2014. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our employees to align their interests with the interests of existing shareholders. We recognize that these stock-based awards dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2014, a total of 4.8 million outstanding stock options and restricted stock units, or RSUs, will potentially dilute our earnings per share. This potential dilution will only result if outstanding options vest and are exercised and RSUs vest and are settled. As of January 31, 2014, 100% of our outstanding options had exercise prices less than the current market price for our ordinary shares.

Off-Balance Sheet Arrangements

As of January 31, 2014, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

See Note 1, “Organization and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” of the Notes to the Consolidated Financial Statements, included in Part IV, Item 15 of this report, for a full description of recent accounting standards, including the respective dates of adoption and effects on our consolidated financial position, results of operations and cash flows.

Critical Accounting Policies and Significant Management Estimates

Our audited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. In connection with the preparation of our audited consolidated financial statements, we are required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate the estimates, judgments and assumptions including those related to (i) the collectability of accounts receivable; (ii) write down for excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) impairment of long-lived assets and financial instruments; (v) warranty obligations; (vi) the valuation of stock-based compensation and equity instruments; (vii) the probability of performance objectives achievement; (viii) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (ix) the recognition and disclosure of contingent liabilities. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates. These estimates, judgments and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions, and such differences could be material.

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

We sell a limited amount of software under perpetual licenses that include post-contract customer support, or PCS. We do not have evidence of fair value for the PCS and, accordingly, license revenue is recognized ratably over the estimated supporting period in accordance with ASC 985, Software Revenue Recognition. We also enter into development agreements with certain customers. Revenue is deferred for any amounts billed prior to delivery of development services. However, if we retain the intellectual property generated from these development agreements, receipts and costs related to these arrangements are included in research and development expense. The revenue from those licenses and services were not material for the years ended January 31, 2014, 2013 and 2012, respectively.

Inventory Valuation

We record inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for our products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting cost basis has been established and, accordingly, any associated reserve is not reversed until the inventory sold or scrapped. There has been no material inventory loss to date to be recognized.

Stock-Based Compensation

We measure stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognize that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. We estimate the fair value of restricted stock units, or RSUs, based on the fair market value of our ordinary shares on the grant date. We use the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. The expected term is calculated using the simplified method as prescribed in the guidance provided by the Securities and Exchange Commission, as neither relevant historical experience nor other relevant data are available to estimate future exercise behavior. The expected volatility is based on the historical volatilities of similar companies whose share prices are publicly available for a period commensurate with the expected term. The risk-free interest rate is derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected dividend yield is zero because we have not historically paid dividends and have no present intention to pay dividends. We use historical data to estimate pre-vesting award forfeitures and record stock-based compensation only for those awards that are expected to vest. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from estimates.

We recognize non-employee stock-based compensation expense based on the estimated fair value of the equity instrument. The fair value of the non-employee awards is remeasured at each reporting period until services required under the arrangement are completed, which is the vesting date.

Prior to the initial public offering, we engaged an independent appraiser to assist us in the valuation of our ordinary share price. Our board of directors directed these regular valuations and had input into determining the relevant objective and subjective factors accounted for and relevant approaches in each valuation. After the IPO, the exercise price of stock option awards is determined based on the closing price of our ordinary shares traded on The NASDAQ Global Market on the grant date.

Net Income Per Ordinary Share

We apply the two-class method to calculate and present net income per ordinary share. Under the two-class method, net income is allocated between ordinary shares and other participating securities based on their participating rights. Participating securities are defined as securities that may participate in undistributed earnings with ordinary shares, whether that participation is conditioned upon the occurrence of a specified event or not. Basic net income per ordinary share is computed by dividing net income allocable to ordinary shares by the weighted-average number of ordinary shares outstanding for the period. Diluted net income per ordinary share is computed by dividing net income allocable to ordinary shares and income allocable to participating securities, to the extent they are dilutive, by the weighted-average number of ordinary shares outstanding, including the dilutive effects of participating securities on an if-converted basis plus the dilutive effects of ordinary shares. Our potential dilutive ordinary share equivalents consist of incremental ordinary shares issuable upon the exercise of options, upon the issuance of shares pursuant to the Employee Stock Purchase Plan, or ESPP, upon the release of vested restricted stock units, upon the conversion of our redeemable convertible preference shares and upon the exercise of warrants.

We perform an assessment as to whether instruments granted in stock-based payment transactions are participating securities. Stock-based payment awards that have not yet vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. These participating securities should be included in the computation of basic net income per ordinary share under the two-class method. We have concluded that our non-vested early-exercised options meet the definition of a participating security and should be included in the computation of basic net income per ordinary share.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain extended transition periods for other requirements, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and complying with any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our IPO although if the market value of our ordinary shares that is held by nonaffiliates exceeds $700 million or more as of the last business day of our most recently completed second fiscal quarter before that time, we would cease to be an emerging growth company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had cash and restricted cash totaling $143.4 million and $100.5 million at January 31, 2014 and 2013, respectively. Our cash and restricted cash consist of cash in standard bank accounts and certificates of deposit. Cash deposits held with financial institutions are to preserve principal and provide liquidity without significantly increasing risk. Our cash are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Supplementary Data (Unaudited)

The following table sets forth unaudited supplementary quarterly financial data for the two year period ended January 31, 2014. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair presentation of the data for the periods presented.

	For the Three Months Ended
	Apr. 30, 2013	Jul. 31, 2013	Oct. 31, 2013	Jan. 31, 2014	Apr. 30, 2012	Jul. 31, 2012	Oct. 31, 2012	Jan. 31, 2013
			(in thousands, except per share data)
Revenue	$33,941	$37,710	$45,990	$39,967	$25,921	$27,958	$35,669	$31,518
Cost of revenue	12,248	14,419	16,689	14,405	7,516	8,626	12,679	11,584

Gross profit	21,693	23,291	29,301	25,562	18,405	19,332	22,990	19,934
Operating expenses:
Research and development	11,317	10,974	13,476	13,010	11,473	9,356	10,802	11,198
Selling, general and administrative	5,157	5,385	5,761	6,850	4,025	4,184	4,603	5,114

Total operating expenses	16,474	16,359	19,237	19,860	15,498	13,540	15,405	16,312
Income from operations	5,219	6,932	10,064	5,702	2,907	5,792	7,585	3,622
Other income (loss), net	(5)	(11)	(12)	6	(2)	4	137	(3)

Income before income taxes	5,214	6,921	10,052	5,708	2,905	5,796	7,722	3,619
Provision (benefit) for income taxes	473	667	926	175	303	570	1,005	(24)

Net income	$4,741	$6,254	$9,126	$5,533	$2,602	$5,226	$6,717	$3,643

Net income per share attributable to ordinary shareholders:
Basic	$0.17	$0.23	$0.33	$0.19	$0.08	$0.20	$0.27	$0.14
Diluted	$0.16	$0.21	$0.30	$0.18	$0.07	$0.19	$0.25	$0.13

Net income per ordinary share for the year is computed independently and may not equal the sum of the quarterly net income per ordinary share.

Our quarterly revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations and the expectations of analysts or investors in one or more future quarters. If this were to occur, the market price of our ordinary shares would likely decline. For further information regarding the quarterly fluctuation of our revenues and operating results, see Item 1A, “Risk Factors—Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our ordinary shares to decline”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of our internal control over financial reporting as of January 31, 2014 using the criteria set forth in the 1992 version of the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2014 based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than the continued implementation of our enterprise resource planning (ERP) system, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 1, 2013, we completed the initial phase of the implementation and integration of a new ERP system, which upgrades our information system capabilities and improves our business processes and financial reporting system, but full implementation of the system remains ongoing. The new system is expected to result in enhanced internal controls.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included herewith:

Financial Statement Description		Page
•	Report of Independent Registered Public Accounting Firm	69
•	Consolidated Balance Sheets As of January 31, 2014 and 2013	70
•	Consolidated Statements of Operations For the Years Ended January 31, 2014, 2013 and 2012	71
•	Consolidated Statements of Redeemable Convertible Preference Shares and Shareholders’ Equity (Deficit) For the Years Ended January 31, 2014, 2013 and 2012	72
•	Consolidated Statements of Cash Flows For the Years Ended January 31, 2014, 2013 and 2012	73
•	Notes to Consolidated Financial Statements	74

(a)	(2) Financial Statement Schedule

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preference shares and shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Ambarella, Inc. and its subsidiaries at January 31, 2014 and January 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

April 4, 2014

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31, 2014	January 31, 2013
ASSETS
Current assets:
Cash	$143,394	$100,494
Accounts receivable, net	18,837	20,153
Inventories	10,452	8,918
Restricted cash	3	3
Deferred tax assets, current	1,599	1,220
Prepaid expenses and other current assets	2,951	2,360

Total current assets	177,236	133,148
Property and equipment, net	3,018	2,536
Deferred tax assets, non-current	1,134	938
Other assets	1,919	1,981

Total assets	$183,307	$138,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,321	7,051
Accrued liabilities	11,705	14,042
Income taxes payable	545	286
Deferred revenue, current	4,831	3,451

Total current liabilities	25,402	24,830
Other long-term liabilities	1,544	1,441

Total liabilities	26,946	26,271

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2014 and January 31, 2013, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at January 31, 2014 and January 31, 2013, respectively; 28,748,513 shares issued and outstanding at January 31, 2014; 27,035,074 shares issued and outstanding at January 31, 2013	13	12
Additional paid-in capital	110,285	91,911
Retained earnings	46,063	20,409

Total shareholders’ equity	156,361	112,332

Total liabilities and shareholders’ equity	$183,307	$138,603

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2014	2013	2012
Revenue	$157,608	$121,066	$97,257
Cost of revenue	57,761	40,405	32,458

Gross profit	99,847	80,661	64,799

Operating expenses:
Research and development	48,777	42,829	37,618
Selling, general and administrative	23,153	17,926	15,926

Total operating expenses	71,930	60,755	53,544
Income from operations	27,917	19,906	11,255
Other income (loss), net	(22)	136	(90)

Income before income taxes	27,895	20,042	11,165
Provision for income taxes	2,241	1,854	1,344

Net income	$25,654	$18,188	$9,821

Net income per share attributable to ordinary shareholders:
Basic	$0.93	$0.64	$0.32

Diluted	$0.85	$0.60	$0.30

Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	27,680,778	13,511,646	7,961,944

Diluted	30,172,563	15,016,986	9,469,820

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT) (in thousands, except share data)

	Redeemable Convertible Preference Shares		Outstanding Ordinary Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balance—January 31, 2011	12,268,131	$39,273	7,845,240	$3	$6,493	$(7,600)	$(1,104)
Issuance of preference shares	1,047,596	11,627	—	—	—	—	—
Exercise of stock options, dollar amounts net of unvested stock options exercised early	—	—	454,053	—	824	—	824
Vesting of early exercised stock options	—	—	—	—	394	—	394
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	—	—	3,616	—	3,616
Net excess income tax benefit associated with stock-based compensation	—	—	—	—	125	—	125
Repurchase of ordinary shares	—	—	(698,424)	—	(7,227)	—	(7,227)
Net income	—	—	—	—	—	9,821	9,821

Balance—January 31, 2012	13,315,727	50,900	7,600,869	3	4,225	2,221	6,449

Conversion of redeemable convertible preference shares to ordinary shares	(13,315,727)	(50,900)	13,315,727	6	50,894	—	50,900
Issuance of shares in connection with initial public offering, net of issuance cost	—	—	5,804,651	3	30,412	—	30,415
Conversion of preference share warrants to ordinary share warrants	—	—	—	—	110	—	110
Exercise of stock options, dollar amounts net of unvested stock options exercised early	—	—	313,827	—	950	—	950
Vesting of early exercised stock options	—	—	—	—	314	—	314
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	—	—	4,999	—	4,999
Net excess income tax benefit associated with stock-based compensation	—	—	—	—	7	—	7
Net income	—	—	—	—	—	18,188	18,188

Balance—January 31, 2013	—	—	27,035,074	12	91,911	20,409	112,332

Exercise of stock options, dollar amounts net of unvested stock options exercised early	—	—	1,160,286	1	6,919	—	6,920
Vesting of early exercised stock options	—	—	—	—	143	—	143
Vesting of restricted stock units	—	—	174,888	—	—	—	—
Employee stock purchase plan	—	—	341,973	—	1,744	—	1,744
Exercise of warrants to purchase ordinary shares	—	—	36,292	—	130	—	130
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	—	—	8,535	—	8,535
Net excess income tax benefit associated with stock-based compensation	—	—	—	—	903	—	903
Net income	—	—	—	—	—	25,654	25,654

Balance—January 31, 2014	—	$—	28,748,513	$13	$110,285	$46,063	$156,361

See accompanying notes to consolidated financial statements

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$25,654	$18,188	$9,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,096	737	596
Loss on disposal of long-lived assets	13	4	23
Amortization of other intangible assets	—	270	540
Stock-based compensation	8,535	4,999	3,616
Net excess income tax benefits associated with stock-based compensation	(903)	7	(125)
Change in value of warrants	—	(149)	103
Changes in operating assets and liabilities:
Accounts receivable	1,316	(10,668)	(656)
Inventories	(1,534)	(2,132)	624
Prepaid expenses and other current assets	(375)	(1,134)	(511)
Deferred tax assets	(433)	(871)	(149)
Other assets	63	(443)	(113)
Accounts payable	1,270	45	112
Accrued liabilities	(2,539)	6,656	980
Income taxes payable	807	(244)	244
Deferred revenue	1,380	(4,751)	(2,419)

Net cash provided by operating activities	34,350	10,514	12,686

Cash flows from investing activities:
Restricted Cash	—	514	(274)
Investment in a private company	—	—	102
Net proceeds from disposal of fixed assets	13	—	—
Purchase of property and equipment	(1,701)	(1,528)	(682)
Purchase of intangible assets	—	—	(630)

Net cash used in investing activities	(1,688)	(1,014)	(1,484)

Cash flows from financing activities:
Net proceeds from issuance of preference shares	—	—	11,627
Repurchase of ordinary shares, at cost	—	—	(7,228)
Proceeds from exercise of stock options, warrants, and employee stock purchase plan, net of repurchase of stock options	9,360	1,610	1,322
Payment for initial public offering cost	(25)	(1,950)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	32,390	—
Net excess income tax benefits associated with stock-based compensation	903	—	125

Net cash provided by financing activities	10,238	32,050	5,846

Net increase in cash and cash equivalents	42,900	41,550	17,048
Cash and cash equivalents at beginning of period	100,494	58,944	41,896

Cash and cash equivalents at end of period	$143,394	$100,494	$58,944

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,766	$3,402	$854

Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$24	$122	$59

Supplemental disclosure of noncash financing activities:
Increase in accrued liabilities related to non-monetary financing activities	$—	$25	$—

Conversion of redeemable convertible preference shares to ordinary shares	$—	$50,900	$—

Conversion of redeemable convertible preference share warrants to ordinary share warrants	$—	$110	$—

See accompanying notes to consolidated financial statements

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

In October 2012, in connection with its initial public offering, or IPO, the Company completed the sale of 6,000,000 ordinary shares inclusive of 1,095,349 shares sold by certain shareholders of the Company. In November 2012, a total of 900,000 ordinary shares were sold to the Company’s IPO underwriters in connection with their exercise of the over-allotment option. The public offering price of the shares sold in this offering was $6.00 per share. The total net proceeds from the offering to the Company were approximately $30.4 million after deducting underwriting discounts and commissions and other offering expenses. Upon the completion of the IPO, all 13,315,727 outstanding redeemable convertible preference shares converted into ordinary shares on a one-to-one basis and all outstanding warrants to purchase redeemable convertible preference shares converted into warrants to purchase ordinary shares.

Basis of Consolidation

The Company’s fiscal year ends on January 31. The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Actual results could differ from those estimates.

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) the collectability of accounts receivable; (ii) write down for excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) impairment of long-lived assets and financial instruments; (v) warranty obligations; (vi) the valuation of stock-based compensation and equity instruments; (vii) the probability of performance objectives achievement; (viii) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (ix) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash primarily in checking and money market accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on deposits of its cash. The Company does not hold or issue financial instruments for trading purposes.

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

Fair Value of Financial Instruments

The fair value accounting is applied to all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed in the financial statements on a recurring basis. The carrying amounts reflected in the consolidated balance sheets for accounts receivable, accounts payable, accrued liabilities and other current liabilities, approximate fair value due to the short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of less than three months at the time of purchase to be cash equivalents. Investments with maturities at the time of acquisition greater than three months but less than one year are classified as short-term investments and considered as available-for-sale in current operations. There were no cash equivalents and short-term investments as of January 31, 2014 and 2013, respectively.

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not include finance charges. The Company performs ongoing credit evaluation of its customers and generally requires no collateral. The Company assesses the need for allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments by considering factors such as historical collection experience, credit quality, aging of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. There were no write-offs of accounts receivable for fiscal years 2014, 2013 and 2012, respectively. There was no allowance for doubtful accounts recorded as of January 31, 2014 and 2013, respectively.

Inventories

The Company records inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting cost basis has been established and, accordingly, any associated reserve is not reversed until the inventory sold or scrapped. There has been no material inventory loss to date to be recognized.

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

Internal-Use Software

The Company capitalizes certain software that is acquired and developed solely for internal use. The capitalization costs include fees for services provided to develop software during the application development stage, costs incurred to obtain software, and certain costs for employees who are directly associated with and who directly devote time to the project. The capitalization begins when the preliminary project stage is completed and ceases no later than the point at which the project is substantially complete and ready for its intended use after all substantial testing is completed. The internal-use software is amortized over its estimated useful life. Repairs and maintenance are charged to expense as incurred. As of January 31, 2014, the Company has capitalized approximately $1.1 million of internal-use software and has been recorded in property and equipment, net on the consolidated balance sheets.

Impairment of Long-Lived Assets

The Company records long-lived assets at cost and evaluates them for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. When the sum of the expected future undiscounted cash flows expected to be generated by the related asset group is less than its carrying amount, an impairment loss would be recognized. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s estimated fair value. There has been no occurrence of events to date that would trigger an impairment analysis. As such, no impairment charge has been recognized as of January 31, 2014.

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

The Company sells a limited amount of software under perpetual licenses that include post-contract customer support, or PCS. The Company does not have evidence of fair value for the PCS and, accordingly, license revenue is recognized ratably over the estimated supporting period in accordance with ASC 985, Software Revenue Recognition. The Company also enters into development agreements with certain customers. Revenue is deferred for any amounts billed prior to delivery of development services. However, if the Company retains the intellectual property generated from these development agreements, receipts and costs related to these arrangements are included in research and development expense. The revenue from those licenses and services were not material for the years ended January 31, 2014, 2013 and 2012, respectively.

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

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent payment is recorded as deferred rent and is included in accrued liabilities in the consolidated balance sheets.

Stock-Based Compensation

The Company measures stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognizes that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. The Company estimates the fair value of restricted stock units, or RSUs, based on the fair market value of its ordinary shares on the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. The expected term is calculated using the simplified method as prescribed in the guidance provided by the Securities and Exchange Commission, as neither relevant historical experience nor other relevant data are available to estimate future exercise behavior. The expected volatility is based on the historical volatilities of similar companies whose share prices are publicly available for a period commensurate with the expected term. The risk-free interest rate is derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation only for those awards that are expected to vest. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from estimates.

The Company recognizes non-employee stock-based compensation expense based on the estimated fair value of the equity instrument. The fair value of the non-employee awards is remeasured at each reporting period until services required under the arrangement are completed, which is the vesting date.

Prior to the initial public offering, or IPO, the Company engaged an independent appraiser to assist in the valuation of its ordinary share price. The board of directors directed these regular valuations and had input into determining the relevant objective and subjective factors accounted for and relevant approaches in each valuation. After the IPO, the exercise price of stock option awards is determined by the closing price of the Company’s ordinary shares traded on The NASDAQ Global Market on the grant date.

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

Net Income Per Ordinary Share

The Company applies the two-class method to calculate and present net income per ordinary share. Under the two-class method, net income is allocated between ordinary shares and other participating securities based on their participating rights. Participating securities are defined as securities that may participate in undistributed earnings with ordinary shares, whether that participation is conditioned upon the occurrence of a specified event or not. Basic net income per ordinary share is computed by dividing net income allocable to ordinary shares by the weighted-average number of ordinary shares outstanding for the period. Diluted net income per ordinary share is computed by dividing net income allocable to ordinary shares and income allocable to participating securities, to the extent they are dilutive, by the weighted-average number of ordinary shares outstanding, including the dilutive effects of participating securities on an if-converted basis plus the dilutive effects of ordinary shares. The Company’s potential dilutive ordinary share equivalents consist of incremental ordinary shares issuable upon the exercise of options, upon the issuance of shares pursuant to the Employee Stock Purchase Plan, or ESPP, upon release of vested restricted stock units, upon conversion of its redeemable convertible preference shares and upon exercise of warrants.

The Company performs an assessment as to whether instruments granted in stock-based payment transactions are participating securities. Stock-based payment awards that have not yet vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. These participating securities should be included in the computation of basic net income per ordinary share under the two-class method. The Company has concluded that its non-vested early-exercised options meet the definition of a participating security and should be included in the computation of basic net income per ordinary share.

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

2. Inventories

Inventories at January 31, 2014 and 2013 consisted of the following:

	As of January 31,
	2014	2013
	(in thousands)
Work-in-progress	$5,119	$3,012
Finished goods	5,333	5,906

Total	$10,452	$8,918

3. Property and Equipment, net

Depreciation expense was approximately $1.1 million, $0.7 million and $0.6 million for the years ended January 31, 2014, 2013 and 2012, respectively. Property and equipment at January 31, 2014 and 2013 consisted of the following:

	As of January 31,
	2014	2013
	(in thousands)
Computer equipment and software	$4,521	$2,810
Machinery and equipment	2,114	2,050
Furniture and fixtures	411	397
Leasehold improvements	1,198	642
Construction in progress	—	827

	8,244	6,726
Less: accumulated depreciation and amortization	(5,226)	(4,190)

Total property and equipment, net	$3,018	$2,536

In March 2013, the Company entered into a lease agreement of approximately 35,000 square feet for its new headquarters located in Santa Clara, California with an initial five-year term. Pursuant to the lease agreement, the Company agreed to pay certain construction costs. As of January 31, 2014, the Company had capitalized approximately $0.7 million of leasehold improvement as a result of the construction, which will be depreciated over the term of the lease.

In August 2012, the Company began implementation of its enterprise resources planning (“ERP”) system. As of January 31, 2014, the Company capitalized approximately $1.1 million of internal-use software related to the ERP implementation project and amortized over an estimated economic useful life of three years under a straight-line method.

4. Accrued Liabilities

Accrued liabilities at January 31, 2014 and 2013 consisted of the following:

	As of January 31,
	2014	2013
	(in thousands)
Accrued employee compensation	$8,049	$8,599
Refundable exercised unvested options	59	210
Accrued warranty	269	352
Accrued rebates	270	272
Accrued product development costs	1,904	2,875
Other accrued liabilities	1,154	1,734

Total accrued liabilities	$11,705	$14,042

5. Deferred Revenue, net

Deferred revenue and related cost at January 31, 2014 and 2013 consisted of the following:

	As of January 31,
	2014	2013
	(in thousands)
Deferred revenue on product shipments	$5,174	$3,827
Deferred revenue from licenses & services	1,023	485
Deferred cost of revenue on product shipments	(1,366)	(861)

Total deferred revenue, net	$4,831	$3,451

6. Capital Stock

Redeemable Convertible Preference shares

In January 2012, the Company completed the sale of Series D redeemable convertible preference shares, or Series D. A portion of the proceeds from the sale of Series D shares was used to repurchase ordinary shares under a repurchase program. A total of 1,047,596 shares of Series D preference were sold at a price of $11.25 per share, resulting in net proceeds of approximately $11.6 million. Upon the closing of the initial public offering, or IPO, all outstanding redeemable convertible preference shares, including the Series D shares, converted into ordinary shares on a one-to-one basis.

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

Initial Public Offering

In October 2012, in connection with its initial public offering, or IPO, the Company completed the sale of 6,000,000 ordinary shares inclusive of 1,095,349 shares sold by certain shareholders of the Company. In November 2012, a total of 900,000 ordinary shares were sold to the Company’s IPO underwriters in connection with their exercise of over-allotment option. The public offering price of the shares sold in this offering was

$6.00 per share. The total net proceeds from the offering to the Company were approximately $30.4 million after deducting underwriting discounts and commissions and other offering expenses. Upon the completion of the IPO, all 13,315,727 outstanding redeemable convertible preference shares converted into ordinary shares on a one-to-one basis and all outstanding warrants to purchase redeemable convertible preference shares converted into warrants to purchase ordinary shares.

Preference shares

After completion of the IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no shares issued and outstanding as of January 31, 2014 and 2013, respectively.

Warrants

In connection with a financing agreement in 2004, the Company issued warrants to purchase 36,292 redeemable convertible preference shares at an exercise price of $3.582 per share.

Prior to the closing of IPO, the Company utilized the Black-Scholes option pricing model to determine the fair value of the warrants, including the consideration of underlying ordinary share price, a risk-free interest rate, expected term and expected volatilities. Certain inputs used in the model were unobservable. As a result, the valuation of warrants is categorized as Level 3 in accordance with ASC 820, Fair Value Measurement. The warrants were revalued up to the closing of IPO and any change in fair value had been recorded in other income (loss).

Upon the completion of the IPO, the warrants to purchase redeemable convertible preference shares converted to warrants to purchase ordinary shares. As a result, $110,000 of aggregate fair market value was reclassified from liabilities to shareholders’ equity. As of January 31, 2014, the warrants were fully exercised and were no longer outstanding.

Ordinary shares

200,000,000 ordinary shares were authorized at January 31, 2014 and 2013, respectively. As of January 31, 2014 and 2013, the following ordinary shares were reserved for future issuance:

	As of January 31,
	2014	2013
Shares reserved for options and restricted stock units	5,699,530	5,818,126
Shares reserved for employee stock purchase plan	456,410	460,445
Shares reserved for warrants	—	36,292

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

2012 Equity Incentive Plan. The board of directors adopted, and the shareholders approved, the 2012 Equity Incentive Plan, (the “EIP”). The EIP became effective on October 8, 2012. The EIP permits the grant of ISOs, within the meaning of Section 422 of the Code, to employees of the Company and any of the Company’s subsidiary corporations, and the grant of NSOs, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, deferred stock units and dividend equivalents to employees, directors and consultants of the Company and any of the Company’s subsidiary corporations’ employees and consultants.

The exercise price of ISOs granted to a holder of more than 10% of the voting power of all classes of the Company’s shares shall be no less than 110% of fair market value on the grant date. The exercise price of ISOs granted to other employees and NSOs shall be no less than 100% of fair market value on the grant date. Options granted under the Plans have a term of up to 10 years from grant date. Options granted to new employees generally vest 25% on the first anniversary date of the grant and remainder vest ratably over the following 36 months. Vesting schedules for other option grants vary and are subject to approval by the board of directors.

Restricted stock units, or RSUs, granted to new employees generally vest as to 1/4th of the shares on the first anniversary date of the grant and 1/16th of the RSUs vest every 3 months thereafter, so as to be 100% vested on the fourth anniversary of the vesting commencement date. Vesting schedules for other service and performance condition awards vary and are subject to approval by the board of directors; provided that the performance RSUs shall not vest at all until the performance conditions are achieved and are subject to the RSU holder continuing to provide services to the Company through such vesting dates. The performance condition RSUs are automatically forfeited in their entirety, without any cost to or action by the Company, if there has been no achievement of the performance.

The EIP provides for annual increases in the number of shares available for issuance under the EIP on the first day of each fiscal year beginning with the 2014 fiscal year, by an amount equal to the least of 3,500,000 shares; or 4.5% of our outstanding ordinary shares as of the last day of our immediately preceding fiscal year; or such lesser amount, if any, as our board of directors may determine.

2012 Employee Stock Purchase Plan. The board of directors adopted, and the shareholders approved, the 2012 Employee Stock Purchase Plan, or ESPP, which became effective upon the completion of IPO. The ESPP permits eligible participants to purchase ordinary shares at a discount through contributions of up to 10% of their eligible compensation, subject to any IRS limitations. The ESPP provides for offering and purchase periods of six months in duration. The purchase price of ordinary shares is 85% of the lower of the closing market price of the Company’s ordinary shares on the first trading day of each offering period or on the purchase date.

The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning with the 2014 fiscal year, equal to the least of 1,500,000 shares; or 1.25% of the outstanding shares of our ordinary shares on the first day of such fiscal year; or such other amount as may be determined by the administrator.

Early Exercise Rights. Certain employees have the rights to early exercise unvested options, subject to repurchase rights held by the Company at their original purchase price upon termination of employment until vested. As of January 31, 2014 and 2013, a total of 86,340 and 84,377 shares of unvested early exercised options were repurchased, respectively. There were 13,289 and 53,151 unvested shares subject to the Company’s repurchase rights as of January 31, 2014 and 2013, respectively.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2014	2013	2012
	(in thousands)
Stock-based compensation:
Cost of revenue	$178	$92	$52
Research and development	4,887	2,942	1,821
Selling, general and administrative	3,470	1,965	1,743

Total stock-based compensation	$8,535	$4,999	$3,616

As of January 31, 2014, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $5.8 million and $17.0 million, respectively, and is expected to be recognized over a weighted-average period of 1.90 years and 2.99 years, respectively. As of January 31, 2013, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $7.3 million and $2.4 million, respectively, and is expected to be recognized over a weighted-average period of 2.26 years and 1.77 years, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2014	2013	2012
Stock Options:
Volatility	65%	66%	65%
Risk-free interest rate	1.55%	0.91%	1.64%
Expected term (years)	6.06	6.05	6.05
Dividend yield	0%	0%	0%
Employee stock purchase plan awards:
Volatility	52%	51%	N/A
Risk-free interest rate	0.04%	0.18%	N/A
Expected term (years)	0.5	0.94	N/A
Dividend yield	0%	0%	N/A

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant-date Fair Value	Total Intrinsic Value of options Exercised (in thousands)	Weighted- Average Remaining Contactual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2011	3,814,782	4.35
Granted	1,207,564	8.82	$5.24
Exercised	(454,053)	2.91		$2,682
Forfeited	(192,387)	6.78

Outstanding at January 31, 2012	4,375,906	5.63
Granted	451,071	8.79	$5.23
Exercised	(313,827)	3.21		$2,087
Forfeited	(168,615)	7.22

Outstanding at January 31, 2013	4,344,535	6.07
Granted	255,520	18.14	10.85
Exercised	(1,160,286)	5.96		$18,217
Forfeited	(81,063)	10.34

Outstanding at January 31, 2014	3,358,706	$6.92			6.24	$84,334
Exercisable at January 31, 2014	2,529,324	5.57			5.62	$66,919
Vested and expected to vest at January 31, 2014	3,318,394	6.86			6.22	$83,532

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and expected-to-vest options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $32.03 on January 31, 2014, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock units activities for the periods indicated:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2012	—	$—
Granted	345,171	9.99
Vested	—	—
Forfeited	(5,954)	9.99

Unvested at January 31, 2013	339,217	9.99
Granted	1,265,472	14.78
Vested	(174,888)	11.91
Forfeited	(19,712)	11.97

Unvested at January 31, 2014	1,410,089	$14.02

As of January 31, 2014, the aggregate intrinsic value of unvested restricted stock units was $45.2 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the grant date and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation was not material for the years ended January 31, 2014, 2013 and 2012, respectively.

8. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Year Ended January 31,
	2014	2013	2012
	(in thousands, except share and per share data)
Numerator:
Net income	$25,654	$18,188	$9,821
Less: amount allocable to preference shareholders	—	(9,517)	(7,204)
Less: amount allocable to unvested early exercised options	(31)	(61)	(51)

Net income allocable to ordinary shareholders—basic	$25,623	$8,610	$2,566

Undistributed earnings reallocated to ordinary shareholders	2	432	277

Net income allocable to ordinary shareholders—diluted	$25,625	$9,042	$2,843

Denominator:
Weighted-average ordinary shares outstanding	27,713,998	13,599,273	8,118,834
Less: weighted-average unvested early exercised options subject to repurchase	(33,220)	(87,627)	(156,890)

Weighted-average ordinary shares—basic	27,680,778	13,511,646	7,961,944

Effect of potentially dilutive securities:
Employee stock options	2,034,500	1,443,809	1,507,876
Restricted stock units	316,350	16,930	—
Employee stock purchase plan	138,461	27,230	—
Warrants to purchase ordinary shares	2,474	6,737	—
Over-allotment shares	—	10,634	—
Weighted-average ordinary shares—diluted	30,172,563	15,016,986	9,469,820

Net income per ordinary share:
Basic	$0.93	$0.64	$0.32

Diluted	$0.85	$0.60	$0.30

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

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2014	2013	2012
Options to purchase ordinary shares	183,859	2,053,520	1,698,505
Restricted stock units	1,576	60,504	—
Employee stock purchase plan	10,597	20,356	—
Early exercised options subject to repurchase	30,661	87,627	156,890
Redeemable convertible preference shares (if-converted basis)	—	9,131,824	12,344,993
Warrants to purchase redeemable convertible preference shares (if-converted basis)	—	—	36,292
Warrants to purchase ordinary shares	—	24,889	—

	226,693	11,378,720	14,236,680

9. Income Taxes

Income before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2014	2013	2012
	(in thousands)
U.S. operations	$1,990	$3,264	$2,923
Non-U.S. operations	25,905	16,778	8,242

Income before income taxes	$27,895	$20,042	$11,165

Income tax provision consisted of the following for the periods indicated:

	Year Ended January 31,
	2014	2013	2012
	(in thousands)
Current:
U.S. federal tax	$1,738	$2,022	$962
U.S. state taxes	23	5	26
Non-U.S. foreign taxes	1,058	701	502

	2,819	2,728	1,490

Deferred:
U.S. federal tax	(952)	(743)	(73)
U.S. state taxes	341	(109)	(36)
Non-U.S. foreign taxes	33	(22)	(37)

	(578)	(874)	(146)

Provision for income taxes	$2,241	$1,854	$1,344

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following for the periods indicated:

	Year Ended January 31,
	2014	2013	2012
	(in thousands)
U.S. federal tax at statutory rate	$9,484	$6,814	$3,796
U.S. state taxes	361	(107)	(13)
Non-U.S. foreign tax differential	(7,674)	(4,513)	(2,306)
Stock-based compensation	927	682	537
U.S. R&D credit	(858)	(890)	(623)
Other	1	(132)	(47)

Provision for income taxes	$2,241	$1,854	$1,344

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2014 and 2013 were as follows:

	As of January 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Federal and state credits	$2,587	$1,243
Expenses not currently deductible	1,149	1,345
Foreign deferred	26	60
Stock-based compensation	1,460	950

Gross deferred tax assets	5,222	3,598
Valuation allowance	(2,302)	(1,243)

Total deferred tax assets	$2,920	$2,355

Deferred tax liabilities
Property and equipment	(187)	(197)

Net deferred tax assets	$2,733	$2,158

Tax valuation allowance for the periods indicated below were as follows:

	Balance at Beginning of Period	Additional Charged to Expenses	Additions Charged to Other Account	Deductions Charged to Expenses or Other Accounts	Balance at End of Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2014	$1,243	1,059	—	—	$2,302
Year ended January 31, 2013	$1,301	—	—	(58)	$1,243
Year ended January 31, 2012	$1,153	280	—	(132)	$1,301

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2014 would be $3.2 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $22.0 million at January 31, 2014.

As of January 31, 2014 and 2013, the Company had deferred tax assets (net of deferred tax liabilities) before valuation allowance, of $5.0 million and $3.4 million, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain.

The Company has Federal and California state research and development credit carryforwards of approximately $0.4 million and $3.3 million, respectively, at January 31, 2014. The federal credits begin to expire in fiscal year 2033. The California credits can be carried forward indefinitely.

The Company reports its U.S. state deferred tax assets and related valuation allowance, net of the U.S federal tax rate of 34%. As of January 31, 2014, the Company has no valuation allowance other than state deferred tax assets as the Company has sufficient positive evidence to indicate no other valuation allowance is needed as a result of the Company’s history of profitable operations in the United States. As of January 31, 2014, the Company has a full valuation allowance against its U.S. state deferred tax assets due to uncertainty regarding the future utilization of these deferred tax assets.

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

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2014, the Company had approximately $3.6 million in unrecognized tax benefits, $2.4 million of which would affect the Company’s effective tax rate if recognized. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2014	2013	2012
	(in thousands)
Beginning balance:	$3,018	$2,213	$2,007
Additions based on tax positions related to the current year	539	325	311
Additions for tax positions of prior years	62	690	34
Reductions for tax positions of prior years	(36)	(210)	(139)

Ending balance:	$3,583	$3,018	$2,213

The Company classified $1.3 million and $1.2 million of income tax liabilities as other long term liabilities as of January 31, 2014 and 2013, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded $37,000, $23,000 and $37,000 of interest expense and penalties related to uncertain tax positions for the years ended January 31, 2014, 2013 and 2012, respectively. The Company recorded noncurrent liabilities of $153,000 and $116,000 related to interest and penalties for uncertain tax positions at January 31, 2014 and 2013, respectively.

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

As of January 31, 2014, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $1.5 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

10. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating agreements with various expiration dates through April 2018. Net rental expenses for the years ended January 31, 2014, 2013 and 2012 were approximately $5.0 million, $4.3 million and $3.9 million, respectively. Future annual minimum lease payments under these operating leases with initial lease terms in excess of one year are as follows:

As of January 31, 2014
Fiscal Year	(in thousands)
2015	1,928
2016	1,816
2017	1,632
2018	1,389
2019	237

Total future annual minimum lease payments	$7,002

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of January 31, 2014 and 2013, total manufacturing purchase commitments were approximately $13.7 million and $15.1 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-

party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of January 31, 2014 and 2013, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Year Ended January 31,
	2014	2013	2012
	(in thousands)
Hong Kong	$135,382	$104,458	$80,627
Asia Pacific	2,809	550	1,350
United States	7,128	7,990	9,825
North America	4,594	2,602	1,323
Europe	7,695	5,466	4,132

Total revenue	$157,608	$121,066	$97,257

As of January 31, 2014, substantially all of the Company’s long-lived tangible assets are located in the Asia Pacific region.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistic provider, and Chicony, a direct ODM customer, which combined accounted for approximately 85%, 80% and 80% of total revenue for the years ended January 31, 2014, 2013 and 2012, respectively. Accounts receivable with these two customers combined accounted for approximately $15.9 million and $17.6 million as of January 31, 2014 and 2013, respectively.

12. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

Starting from fiscal year 2008, the Company entered into several software license agreements with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and Director of Cadence. Under these license agreements, the Company committed to pay an aggregate amount of $10.2 million payable through January 2014. The Company paid $1.7 million, $1.8 million and $1.9 million under these agreements for the years ended January 31, 2014, 2013 and 2012, respectively.

Operating lease expenses related to these agreements included in research and development cost were approximately $1.7 million, $1.8 million and $1.6 million for the years ended January 31, 2014, 2013 and 2012, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech Microelectronics Co., Ltd, or Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but has sold such stock and is no longer a significant shareholder of the Company as of January 31, 2014. The Company recognized revenue from sales to Wintech of approximately $88.7 million, $76.5 million and $77.6 million for the years ended January 31, 2014, 2013 and 2012, respectively. As of January 31, 2014 and 2013, the Company had receivables from Wintech of approximately $7.9 million and $8.2 million, respectively.

13. Subsequent Event

In February 2014, the Company invested $30.0 million in high quality, highly liquid debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. The Company holds all of these marketable securities as available-for-sale and marks them to market. As of March 28, 2014, the marketable securities had a fair value of approximately $30.0 million with insignificant unrealized gain and loss. The Company cannot provide any assurance of the investment portfolio and any significant impairment charge for credit losses could adversely impact its financial position and results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 4, 2014.

Signature	Title

/s/ Feng-Ming Wang Feng-Ming Wang	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)

/s/ George Laplante George Laplante	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Les Kohn Les Kohn	Chief Technical Officer and Director

/s/ Chenming C. Hu Chenming C. Hu	Director

/s/ Christopher B. Paisley Christopher B. Paisley	Director

/s/ Jeff Richardson Jeff Richardson	Director

/s/ Lip-Bu Tan Lip-Bu Tan	Director

/s/ Andrew W. Verhalen Andrew W. Verhalen	Director

EXHIBITS INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant

4.1(2)	Third Amended and Restated Investors’ Rights Agreement, dated January 5, 2012, by and among Ambarella, Inc. and certain of its shareholders

10.1.1(3)*	Amended and Restated 2004 Stock Plan

10.1.2(4)*	Form of Stock Option Agreement under Amended and Restated 2004 Stock Plan

10.1.3(5)*	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2004 Stock Plan

10.2.1(6)*	2012 Equity Incentive Plan

10.2.2(7)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(8)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.3(9)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.3(10)*	2012 Employee Stock Purchase Plan

10.4(11)*	Form of Indemnification Agreement

10.5(12)*	Offer Letter entered into by Ambarella, Inc. with George Laplante dated March 3, 2011, as amended

10.6.1(13)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.6.2(14)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.7.1(15)*	Description of Executive Bonus Plan For Fiscal Year 2013

10.7.2(16)*	Description of Executive Bonus Plan For Fiscal Year 2014

10.7.3(17)*	Description of Executive Bonus Plan For Fiscal Year 2015

10.8.1(18)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(19)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(20)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.9.1(21)	Lease dated September 29, 2006 by and between Renault & Handley Employees’ Investment Co. and Ambarella Corporation

10.9.2(22)	First Amendment to Lease dated November 12, 2009 by and between Renault & Handley Employees’ Investment Co. and Ambarella Corporation

10.10(23)	Lease Agreement dated March 1, 2013 by and between Ambarella Corporation and Westcore Jay, LLC.

21.1(24)	List of subsidiaries of the registrant

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(2)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on August 22, 2012.
(3)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(4)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(5)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(6)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(7)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(8)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(9)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(10)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(11)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(12)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(13)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(14)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(15)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on August 22, 2012.
(16)	Incorporated by reference to the Form 8-K filed on March 11, 2013.
(17)	Incorporated by reference to the Form 8-K filed on March 21, 2014.
(18)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(19)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(20)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on October 5, 2012.
(21)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(22)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(23)	Incorporated by reference to the Form 10-K filed on April 4, 2013.
(24)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
±	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.