Form 10-Q
period 2014-04-30
AMBARELLA INC
filed 2014-06-06
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of April 30, 2014 was 29,224,072 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 30,	January 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$129,480	$143,394
Marketable securities	26,136	—
Accounts receivable, net	21,305	18,837
Inventories	10,034	10,452
Restricted cash	5	3
Deferred tax assets, current	1,599	1,599
Prepaid expenses and other current assets	2,621	2,951

Total current assets	191,180	177,236
Property and equipment, net	2,950	3,018
Deferred tax assets, non-current	1,260	1,134
Other assets	1,873	1,919

Total assets	$197,263	$183,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	13,408	8,321
Accrued liabilities	9,334	11,705
Income taxes payable	449	545
Deferred revenue, current	4,817	4,831

Total current liabilities	28,008	25,402

Other long-term liabilities	1,556	1,544

Total liabilities	29,564	26,946

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2014 and January 31, 2014, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at April 30, 2014 and January 31, 2014, respectively; 29,224,072 shares issued and outstanding at April 30, 2014; 28,748,513 shares issued and outstanding at January 31, 2014	13	13
Additional paid-in capital	116,355	110,285
Accumulated other comprehensive income	8	—
Retained earnings	51,323	46,063

Total shareholders’ equity	167,699	156,361

Total liabilities and shareholders’ equity	$197,263	$183,307

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2014	2013
Revenue	$40,921	$33,941

Cost of revenue	15,325	12,248

Gross profit	25,596	21,693

Operating expenses:
Research and development	12,914	11,317
Selling, general and administrative	6,755	5,157

Total operating expenses	19,669	16,474

Income from operations	5,927	5,219

Other income (loss), net	49	(5)

Income before income taxes	5,976	5,214

Provision for income taxes	716	473

Net income	$5,260	$4,741

Net income per share attributable to ordinary shareholders:
Basic	$0.18	$0.17

Diluted	$0.17	$0.16

Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	28,976,339	27,056,932

Diluted	31,763,993	29,066,062

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended April 30,
	2014	2013
Net income	$5,260	$4,741
Other comprehensive income:
Unrealized gains (losses) on investments	8	—

Other comprehensive income, net of tax	8	—

Comprehensive income	$5,268	$4,741

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,260	$4,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	299	194
Amortization of investment premiums/discount	104	—
Loss on disposal of long-lived assets	1	3
Stock-based compensation	2,874	1,606
Net excess income tax benefits associated with stock-based compensation	(274)	(91)
Other non-cash items, net	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,468)	(3,314)
Inventories	418	(407)
Prepaid expenses and other current assets	530	521
Deferred tax assets	(126)	(139)
Other assets	43	(73)
Accounts payable	5,087	3,206
Accrued liabilities	(1,639)	(3,580)
Income taxes payable	178	(24)
Deferred revenue	(14)	573

Net cash provided by operating activities	10,270	3,216

Cash flows from investing activities:
Purchase of investments	(27,306)	—
Sale of investments	7	—
Maturities of investments	905	—
Purchase of property and equipment	(224)	(579)

Net cash used in investing activities	(26,618)	(579)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants, and employee stock purchase plan withholding, net of repurchase of stock options	2,160	1,080
Payment for initial public offering cost	—	(25)
Net excess income tax benefits associated with stock-based compensation	274	91

Net cash provided by financing activities	2,434	1,146

Net increase (decrease) in cash and cash equivalents	(13,914)	3,783
Cash and cash equivalents at beginning of period	143,394	100,494

Cash and cash equivalents at end of period	$129,480	$104,277

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$134	$157

Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$30	$181

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2014 fiscal year filed with the SEC on April 4, 2014 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) the collectability of accounts receivable; (ii) write down for excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) impairment of long-lived assets and financial instruments; (v) warranty obligations; (vi) the valuation of stock-based compensation and financial instruments; (vii) the probability of performance objectives achievement; (viii) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (ix) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances.

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

A substantial portion of the Company’s revenue is derived from sales through its logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in all of Asia other than Japan, and through one large direct ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these two customers could result in a temporary or permanent loss of revenue and obligation to repurchase unsold product. Furthermore, any credit issues from these two customers could impair their abilities to make timely payment to the Company. See Note 12 for additional information regarding concentration with these two customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash primarily in checking and money market accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on deposits of its cash. The cash equivalents and marketable securities consist primarily of money market funds, commercial paper and debt securities of corporations which management assesses to be high credit quality, in order to limit the exposure of each investment. The Company does not hold or issue financial instruments for trading purposes.

The Company performs ongoing credit evaluations of each of its customers and adjusts credit limits based upon payment history and the customer’s credit worthiness. The Company regularly monitors collections and payments from its customers.

Cash, Cash Equivalents and Marketable Securities

The Company invests in high quality, highly liquid debt securities and considers investments with original maturities of less than three months at the time of purchase to be cash equivalents. Investments that are highly liquid with original maturities at the time of purchase greater than three months are considered as marketable securities.

The Company classifies these investments as “available-for-sale” securities carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The amortization of security premiums and accretion of discounts and the realized gains and losses are both recorded in other income (loss), net in the condensed consolidated statements of operations. The Company reviews its investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, the Company considers the following factors: 1) general market conditions, 2) the duration and extent to which the fair value is less than cost, 3) the Company’s intent and ability to hold the investment.

For securities in an unrealized loss position which is deemed to be other-than-temporary, the difference between the security’s then-current amortized cost basis and fair value is separated into (i) the amount of the impairment related to the credit loss (i.e., the credit loss component) and (ii) the amount of the impairment related to all other factors (i.e., the non-credit loss component). The credit loss component is recognized in earnings. The non-credit loss component is recognized in accumulated other comprehensive loss. Due to the relative short term nature of the investments, there have been no other-than-temporary impairments recorded to date.

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

The Company sells a limited amount of software under perpetual licenses that include post-contract customer support, or PCS. The Company does not have evidence of fair value for the PCS and, accordingly, license revenue is recognized ratably over the estimated supporting period in accordance with ASC 985, Software Revenue Recognition. The Company also enters into development agreements with certain customers. Revenue is deferred for any amounts billed prior to delivery of development services. However, if the Company retains the intellectual property generated from these development agreements, receipts and costs related to these arrangements are included in research and development expense. The revenue from those licenses and services was not material for the three months ended April 30, 2014 and 2013, respectively.

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

Net Income Per Ordinary Share

The Company applies the two-class method to calculate and present net income per ordinary share. Under the two-class method, net income is allocated between ordinary shares and other participating securities based on their participating rights. Participating securities are defined as securities that may participate in undistributed earnings with ordinary shares, whether that participation is conditioned upon the occurrence of a specified event or not. Basic net income per ordinary share is computed by dividing net income allocable to ordinary shares by the weighted-average number of ordinary shares outstanding for the period. Diluted net income per ordinary share is computed by dividing net income allocable to ordinary shares and income allocable to participating securities, to the extent they are dilutive, by the weighted-average number of ordinary shares outstanding, including the dilutive effects of participating securities plus the dilutive effects of ordinary shares. The Company’s potential dilutive ordinary share equivalents consist of incremental ordinary shares issuable upon the exercise of options, upon the issuance of shares pursuant to the Employee Stock Purchase Plan, or ESPP, and upon release of vested restricted stock units.

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

Comprehensive Income

Comprehensive income includes unrealized gains from available-for-sale securities that are excluded from net income.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss ,or a Tax Credit Carryforward Exists. The new guidance requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company has adopted this new standard on a prospective basis in the first quarter of fiscal year 2015. The implementation had no material impact on its financial position, results of operations, statement of cash flows or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (the “IFRS”). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity shall identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in this Update using either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. The Company will adopt this new standard in its fiscal year 2017 and will assess the impact on its financial position, results of operations, and disclosures.

2. Financial Instruments and Fair Value

In the first quarter of fiscal year 2015, the Company invested a portion of its cash primarily in marketable securities which were denominated in United States dollars. The investment portfolio consisted of money market funds, commercial paper and debt securities of corporations. All of the investments were classified as available-for-sale securities and were reported at fair value in the condensed consolidated balance sheets as follows:

	As of April 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$1,614	$—	$—	$1,614
Corporate bonds	24,704	11	(3)	24,712
Commercial paper	3,546	—	—	3,546

Total cash equivalents and marketable securities	$29,864	$11	$(3)	$29,872

As of
April 30, 2014
(in thousands)
Included in cash equivalents	$3,736
Included in marketable securities	26,136

Total cash equivalents and marketable securities	$29,872

The contractual maturities of the investments at April 30, 2014 were as follows:

As of
April 30, 2014
(in thousands)
Due within one year	$22,818
Due within one to two years	7,054

Total cash equivalents and marketable securities	$29,872

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value is attributable to changes in market conditions and not credit quality, and because the Company neither intends to sell nor is it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company does not consider these investments to be other-than temporarily impaired as of April 30, 2014.

The following fair value hierarchy is applied for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

Level 3—Unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The Company measures the fair value of money market funds using quoted prices in active markets for identical assets and classified as Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar asserts in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data and are classified as Level 2.

The following table presents the fair value of the financial instruments measured on a recurring basis as of April 30, 2014:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$1,614	$1,614	$—	$—
Corporate bonds	24,712	—	24,712	—
Commercial paper	3,546	—	3,546	—

Total cash equivalents and marketable securities	$29,872	$1,614	$28,258	$—

3. Inventories

Inventory at April 30, 2014 and January 31, 2014 consisted of the following:

	As of
	April 30, 2014	January 31, 2014
	(in thousands)
Work-in-progress	$6,432	$5,119
Finished goods	3,602	5,333

Total	$10,034	$10,452

4. Property and Equipment, Net

Depreciation expense was approximately $0.3 million and $0.2 million for the three months ended April 30, 2014 and 2013, respectively. Property and equipment at April 30, 2014 and January 31, 2014 consisted of the following:

	As of
	April 30, 2014	January 31, 2014
	(in thousands)
Computer equipment and software	$4,713	$4,521
Machinery and equipment	2,134	2,114
Furniture and fixtures	411	411
Leasehold improvements	1,163	1,198

	8,421	8,244

Less: accumulated depreciation and amortization	(5,471)	(5,226)

Total property and equipment, net	$2,950	$3,018

5. Accrued Liabilities

Accrued liabilities at April 30, 2014 and January 31, 2014 consisted of the following:

	As of
	April 30, 2014	January 31, 2014
	(in thousands)
Accrued employee compensation	$4,945	$8,049
Refundable exercised unvested options	34	59
Accrued warranty	248	269
Accrued rebates	370	270
Accrued product development costs	2,597	1,904
Other accrued liabilities	1,140	1,154

Total accrued liabilities	$9,334	$11,705

6. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at April 30, 2014 and January 31, 2014 consisted of the following:

	As of
	April 30, 2014	January 31, 2014
	(in thousands)
Deferred revenue on product shipments	$5,411	$5,174
Deferred revenue from licenses & services	1,024	1,023
Deferred cost of revenue on product shipments	(1,618)	(1,366)

Total deferred revenue, net	$4,817	$4,831

7. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of April 30, 2014 and January 31, 2014, respectively.

Ordinary shares

At April 30, 2014 and January 31, 2014, a total of 200,000,000 ordinary shares were authorized.

On February 1, 2014, the Company added 1,297,555 ordinary shares to the ordinary shares reserved for issuance under the 2012 Equity Incentive Plan, or EIP, pursuant to an “evergreen” provision contained in the EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Registrant’s Board of Directors.

On February 1, 2014, the Company added 359,356 ordinary shares to the ordinary shares reserved for issuance under the 2012 Employee Stock Purchase Plan, or ESPP, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Registrant’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2014 and January 31, 2014, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	April 30, 2014	January 31, 2014
Shares reserved for options and restricted stock units	6,612,666	5,699,530
Shares reserved for employee stock purchase plan	724,626	456,410

8. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Stock-based compensation:
Cost of revenue	$59	$34
Research and development	1,590	974
Selling, general and administrative	1,225	598

Total stock-based compensation	$2,874	$1,606

As of April 30, 2014, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $6.5 million and $17.1 million, respectively, and is expected to be recognized over a weighted-average period of 2.01 years and 2.82 years, respectively. As of January 31, 2014, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $5.8 million and $17.0 million, respectively, and is expected to be recognized over a weighted-average period of 1.90 years and 2.99 years, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2014	2013
Stock Options:
Volatility	65%	65%
Risk-free interest rate	1.95%	1.17%
Expected term (years)	6.05	6.05
Dividend yield	0%	0%
Employee stock purchase plan awards:
Volatility	57%	—
Risk-free interest rate	0.08%	—
Expected term (years)	0.5	—
Dividend yield	—	—

The following table summarizes stock option activities for the three months ended April 30, 2014:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining
		Weighted-	Average	options	Contactual	Aggregate
		Average	Grant-date	Exercised	Term	Intrinsic Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2014	3,358,706	$6.92
Granted	96,133	31.25	$18.77
Exercised	(292,223)	5.20		$6,981
Forfeited	(15,431)	10.09

Outstanding at April 30, 2014	3,147,185	7.81			6.11	$54,254
Exercisable at April 30, 2014	2,375,550	5.85			5.43	$45,141
Vested and expected to vest at April 30, 2014	3,099,827	7.68			6.05	$53,788

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on the vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and expected-to-vest options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $24.85 on April 30, 2014, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the three months ended April 30, 2014:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2014	1,410,089	$14.02
Granted	57,667	31.25
Vested	(92,196)	13.65
Forfeited	(9,537)	13.43

Unvested at April 30, 2014	1,366,023	$14.77

As of April 30, 2014, the aggregate intrinsic value of unvested restricted stock units was $33.9 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the date of grant and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation was not material for the three months ended April 30, 2014 and 2013, respectively.

9. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2014	2013
	(in thousands, except share and per share data)
Numerator:
Net income	$5,260	$4,741
Less: amount allocable to unvested early exercised options	(2)	(9)

Net income allocable to ordinary shareholders - basic	$5,258	$4,732

Undistributed earnings reallocated to ordinary shareholders	—	1

Net income allocable to ordinary shareholders - diluted	$5,258	$4,733

Denominator:
Weighted-average ordinary shares outstanding	28,986,938	27,103,129
Less: weighted-average unvested early exercised options subject to repurchase	(10,599)	(46,197)

Weighted-average ordinary shares - basic	28,976,339	27,056,932

Effect of potentially dilutive securities:
Employee stock options	2,110,757	1,688,768
Restricted stock units	655,502	141,647
Employee stock purchase plan	21,395	170,817
Warrants to purchase ordinary shares	—	7,898
Weighted-average ordinary shares - diluted	31,763,993	29,066,062

Net income per ordinary share:
Basic	$0.18	$0.17

Diluted	$0.17	$0.16

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

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2014	2013
Options to purchase ordinary shares	119,467	390,928
Restricted stock units	31,355	6,303
Employee stock purchase plan	31,443	—
Early exercised options subject to repurchase	10,599	46,197

	192,864	443,428

10. Income Taxes

The Company reported the following income tax for the periods indicated:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Income tax expense	$716	$473

The Company recognized income tax expense of approximately $0.7 million and $0.5 million for the three months ended April 30, 2014 and 2013, respectively. The estimated effective tax rate was 12.0% and 9.1% for the three months ended April 30, 2014 and 2013, respectively. The effective tax rate for the three months ended April 30, 2014 was higher than the effective tax rate for the three months ended April 30, 2013 primarily due to the expiration of the U.S. federal R&D credit as of December 31, 2013.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2007 to 2009 and 2011 to 2013 remain open to examination by U.S. federal tax authorities. The tax years 2004 to 2013 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2013 remain open to examination by material foreign tax authorities.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2014, the gross amount of unrecognized tax benefits was approximately $3.6 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

11. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating agreements with various expiration dates through April 2018. Net operating lease expenses for the three months ended April 30, 2014 and 2013 were approximately $1.3 million and $1.1 million, respectively. Future annual minimum lease payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
April 30, 2014
Fiscal Year	(in thousands)
2015	3,048
2016	4,267
2017	4,079
2018	1,375
2019	237

Total future annual minimum lease payments	$13,006

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of April 30, 2014 and January 31, 2014, total manufacturing purchase commitments were approximately $15.4 million and $13.7 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of April 30, 2014 and January 31, 2014, respectively.

12. Segment Reporting

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Hong Kong	$35,394	$28,774
Asia Pacific	633	256
United States	2,147	2,605
North America	1,271	962
Europe	1,476	1,344

Total revenue	$40,921	$33,941

As of April 30, 2014, substantially all of the Company’s long-lived tangible assets are located in the Asia Pacific region.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistics provider, and Chicony, a direct ODM customer, which combined accounted for approximately 86% and 82% of total revenue for the three months ended April 30, 2014 and 2013, respectively. Accounts receivable with these two customers combined accounted for approximately $18.7 million and $15.9 million as of April 30, 2014 and January 31, 2014, respectively.

13. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

In April 2014, the Company added additional software license commitments to its existing software license agreement with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. Under these license commitments, the Company committed to pay an aggregate amount of $6.9 million payable through January 2017. The Company paid $0.5 million and $0.4 million of license fees to Cadence for the three months ended April 30, 2014 and 2013, respectively. Operating lease expenses related to these commitments included in research and development cost were approximately $0.4 million for the three months ended April 30, 2014 and 2013, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech Microelectronics Co., Ltd, or Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but has sold such stock and is no longer a significant shareholder of the Company as of January 31, 2014. The Company recognized revenue from sales to Wintech of approximately $28.2 million and $13.4 million for the three months ended April 30, 2014 and 2013, respectively. As of April 30, 2014 and January 31, 2014, the Company had receivables from Wintech of approximately $11.9 million and $7.9 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2014 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2014 fiscal year filed with the SEC on April 4, 2014.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content primarily for wearable sports cameras, automotive aftermarket cameras, and Internet Protocol, or IP, security cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications.

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

Financial Highlights and Trends

•

We recorded revenue of $40.9 million for the three months ended April 30, 2014, an increase of 21% as compared to the three months ended April 30, 2013. The increase was primarily due to higher demand in our IP security market as a result of continuing adoption by new customers added since last fiscal year and the initial production shipments of our S2 chip, a 4K Ultra High Definition, or UHD, SoC. The increase was partially offset by a year over year decline in the wearable sports camera, the automotive camera and the infrastructure markets. The decline in the wearable sports camera market was primarily due to the launch of three new camera models by a major customer which resulted in significant positive impact in revenue in the first quarter of fiscal year 2014 as compared to the same period of current fiscal year. The decline in the automotive market was primarily due to competitive pressures at the low end of the market in China. The decreased revenue in the infrastructure market was due to continued weak macro market conditions in the United States and Europe and delayed investment in anticipation of the network upgrade and the new compression technology.

•	We recorded operating income of $5.9 million for the three months ended April 30, 2014. This represented an increase of 14% for the three months ended April 30, 2014, as compared to the same period in fiscal year 2014. The increase was primarily due to continuing growth in revenue, as well as efficient control of product cost and operating expenses.

•	We generated cash flows from operating activities of $10.3 million for the three months ended April 30, 2014, as compared to $3.2 million for the three months ended April 30, 2013. The increase was primarily attributable to increased net income, adjusted for increased non-cash stock-based compensation expense and depreciation and amortization of fixed assets. The increase was also attributable to improved accounts receivable collection from our major customers and increased liabilities associated with the timing of payments to suppliers. The increase was partially offset by decreased deferred revenue associated with the timing of inventory shipments by our logistics providers.

•	In February 2014, we invested $30.0 million in high quality, highly liquid debt securities, of which approximately $3.7 million was recorded as cash equivalents. We hold these investments as available-for-sale securities and mark them to market. As of April 30, 2014, the debt securities had a fair value of approximately $30.0 million with insignificant unrealized gain and loss.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Over the last four years, we have continued to provide solutions for the camcorder and infrastructure markets, but also have expanded our focus to include the wearable sports, automotive aftermarket, and IP security camera markets. We believe our entry into these markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand our end market exposure, such as to non-sports wearable cameras, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2014	2013
	(dollars in thousands)
Revenue	$40,921	$33,941
Cost of revenue	15,325	12,248

Gross profit	25,596	21,693

Operating expenses:
Research and development	12,914	11,317
Selling, general and administrative	6,755	5,157

Total operating expenses	19,669	16,474
Income from operations	5,927	5,219
Other expense	49	(5)

Income before income taxes	5,976	5,214
Provision for income taxes	716	473

Net income	$5,260	$4,741

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2014	2013
Revenue	100%	100%
Cost of revenue	37	36

Gross profit	63	64
Operating expenses:
Research and development	32	33
Selling, general and administrative	17	15

Total operating expenses	49	48
Income from operations	14	16
Other expense	—	—

Income before income taxes	14	16
Provision for income taxes	2	1

Net income	12%	15%

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

Other Income (Loss), Net

Other income (loss), net consists primarily of investment interest income and gains and losses from foreign currency transactions and remeasurements.

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

Comparison of the Three Months Ended April 30, 2014 and 2013

Revenue

	Three Months Ended April 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Revenue	$40,921	$33,941	$6,980	21%

Revenue increased for the three months ended April 30, 2014 compared to the same period in the prior fiscal year primarily due to higher demand in the IP security market as a result of continuing adoption by new customers added since last fiscal year and the initial production shipments of our S2 chip, a 4K Ultra High Definition, or UHD, SoC. The increase was partially offset by a year over year decline in the wearable sports camera, the automotive camera and the infrastructure markets. The decline in the wearable sports camera market was primarily due to the launch of three new camera models by a major customer which resulted in significant positive impact in revenue in the first quarter of prior fiscal year as compared to the same period of current fiscal year. The decline in the automotive market was primarily due to competitive pressures at the low end of the market in China. The decreased revenue in the infrastructure market was due to continued weak macro market conditions in the United States and Europe and delayed investment in anticipation of the network upgrade and the new compression technology.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Cost of revenue	$15,325	$12,248	$3,077	25%
Gross profit	25,596	21,693	3,903	18%
Gross margin	63%	64%	—	(1)%

Cost of revenue increased for the three months ended April 30, 2014 primarily due to an increase in the number of SoCs sold into the camera markets. The increase was partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes.

Gross margin decreased for the three months ended April 30, 2014 compared to the same period in the prior fiscal year primarily due to an increase in mix of product revenue from the sale to lower end China IP security camera manufacturers and a reduction in the higher gross margin infrastructure business as a percentage of total sales in the current period. The infrastructure revenue as a percentage of total revenue decreased from 14% for the three months ended April 30, 2013 to 10% for the three months ended April 30, 2014.

Research and Development

	Three Months Ended April 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Research and development	$12,914	$11,317	$1,597	14%

Research and development expense increased by $1.6 million, or 14%, in the three months ended April 30, 2014 compared to the same period last year primarily due to an increase in engineering headcount and associated employee benefits that resulted in an increase of $0.3 million in cash-based personnel costs and an additional $0.6 million in stock-based compensation associated with evergreen awards that were issued in the third quarter of fiscal year 2014. In May 2013, we entered into a lease agreement for our new Santa Clara, California headquarters and implemented the initial phase of a new enterprise resource planning system, resulting in additional facility and consulting service allocation costs of approximately $0.6 million for the three months ended April 30, 2014.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Selling, general and administrative	$6,755	$5,157	$1,598	31%

Selling, general and administrative expense increased by $1.6 million, or 31%, in the three months ended April 30, 2014 compared to the same period last year primarily due to an increase in sales headcount and associated employee benefits to support our expanding business that resulted in an increase of $0.7 million in cash-based personnel costs and an additional $0.6 million of stock-based compensation associated with evergreen awards that was issued in the third quarter of fiscal year 2014. In addition, we incurred approximately $0.3 million of additional expenditures on outside professional services to support our enterprise resource planning system, the requirements of the Sarbanes-Oxley Act and of being a public company generally, and investor relation’s support for the three months ended April 30, 2014.

Other Income (Loss), Net

	Three Months Ended April 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Other income (loss), net	$49	$(5)	$54	(1,080)%

The increase in other income (loss), net, for the three months ended April 30, 2014 as compared to the same period of last year, was primarily due to approximately $40 thousand net interest income from our investments.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Provision for income taxes	$716	$473	$243	51%
Effective tax rate	12.0%	9.1%	—	2.9%

The effective tax rate increased by 2.9% from 9.1% for the three months ended April 30, 2013 to 12.0% for the three months ended April 30, 2014. The increased effective tax rate was primarily due to the expiration of the U.S. federal R&D credit as of December 31, 2013. Our quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items.

Liquidity and Capital Resources

We had cash and cash equivalents of $129.5 million and $143.4 million as of April 30, 2014 and January 31, 2014, respectively. The reduction in cash and cash equivalents from January 31, 2014 to April 30, 2014 resulted from short-term investments in highly liquid marketable securities in the quarter ended April 30, 2014.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$10,270	$3,216
Net cash used in investing activities	(26,618)	(579)
Net cash provided by financing activities	2,434	1,146

Net increase in cash	$(13,914)	$3,783

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the three months ended April 30, 2014 primarily due to increased net income, adjusted for increased non-cash stock-based compensation expense and depreciation and amortization of fixed assets. The increase was also attributable to improved accounts receivable collection from our major customers and increased liabilities associated with the timing of payments to suppliers. The increase was partially offset by decreased deferred revenue associated with the timing of inventory shipments by our logistics providers.

Net Cash Used in Investing Activities

Net cash used in investing activities increased for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 primarily due to $27.3 million investments in short-term debt securities. The increase was partially offset by $0.9 million in cash receipts from partial maturities of these investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased for the three months ended April 30, 2014 compared to the same period in prior fiscal year primarily due to an additional $1.1 million in net cash proceeds from option exercises and contributions from employees to the employee stock purchase plan.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2014 and for the three months ended April 30, 2014. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and implement and enhance our information technology and enterprise resource planning systems and meet the requirements of the Sarbanes-Oxley Act. We expect our accounts receivable and inventory balances to increase, and could be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may in the future seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of April 30, 2014:

	Payment Due by Period as of April 30, 2014
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities under operating leases	$5,776	$1,161	$3,013	$1,602	$—	$—
Technology license or other obligations under operating leases	7,230	1,887	5,333	10	—	—
Purchase obligations	15,372	15,372	—	—	—	—
Uncertain tax liabilities	1,481	—	—	—	—	1,481

Total	$29,859	$18,420	$8,346	$1,612	$—	$1,481

As of April 30, 2014, we had purchase obligations with our independent contract manufacturers of $15.4 million.

Uncertain tax liabilities represent our potential liabilities related to uncertain tax positions as of April 30, 2014. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of April 30, 2014, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2014 fiscal year filed with the SEC on April 4, 2014.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents, marketable securities and restricted cash totaling $155.6 million and $143.4 million at April 30, 2014 and January 31, 2014, respectively. Our cash and restricted cash consist of cash in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of short-term investments in a variety of debt securities with high credit quality and higher liquidity. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a material impact on our future interest income or investment fair value. The risk associated with fluctuating interest rates is limited to our investment portfolio.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of April 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than the continued implementation of our enterprise resource planning (ERP) system, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 1, 2013, we completed the initial phase of the implementation and integration of a new ERP system, which upgrades our information system capabilities and improves our business processes and financial reporting system, but full implementation of the system remains ongoing. The new system is expected to result in enhanced internal controls.

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that OEM. For example, improved smartphone video capture capabilities, and rapid adoption of smartphones by consumers, led to the decline of an entire category of pocket video cameras aimed at the casual video capture market. In fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero of our total revenue in fiscal year 2014. If other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. For the three months ended April 30, 2014, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 56% of our total revenue, and sales to our 10 largest customers collectively accounted for approximately 68% of our total revenue. For the three months ended April 30, 2014, sales to our largest ODM customer accounted for approximately 17% of our total revenue. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. The loss of a significant customer like Kodak could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation and Panasonic Corporation. In the IP security camera market, our primary competitors include HiSilicon Technologies Co., Ltd., Geo Semiconductor, Inc., Grain Media, Inc., and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB, Panasonic and Sony. In the market for automotive aftermarket cameras, we compete against Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the infrastructure market include Intel Corporation, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, NVIDIA Corporation, Qualcomm Incorporated and Samsung Electronics Co., Ltd., enter these markets.

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

From inception through April 30, 2014, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a significant amount of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with a product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup foundry vendor could be expensive and would likely take at least two or more quarters. As we transition to more advanced process nodes beyond 28 nanometer, or nm, we will be increasingly dependent upon Samsung Electronics Co., Ltd., or Samsung, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, who are two of the only three foundries currently available for certain advanced process technologies that we may utilize.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in all of Asia other than Japan. Approximately 69% and 40% of our revenue was derived from sales through Wintech for the three months ended April 30, 2014 and 2013, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2015, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $12.9 million and $11.3 million for the three months ended April 30, 2014 and 2013, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 16 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of April 30, 2014, we had thirty-four issued and allowed patents in the United States plus fifteen additional continuation patents, three issued patents in China, one issued patent in Japan and twenty-eight pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we have, and will continue to, incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, (the “JOBS Act”), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our annual revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our ordinary shares held by non-affiliates exceeds $700 million (measured as of the last business day of our second fiscal quarter). As of April 30, 2014, the aggregate market value of our ordinary shares held by non-affiliates was approximately $671 million based upon the closing price of our stock for such date on the NASDAQ Global Market. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our stock price may be more volatile.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2014 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2015 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate after this offering and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business may adversely affect our operating results.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 88% of our revenue for the three months ended April 30, 2014. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.

As of April 30, 2014, we had approximately $30.0 million investments in securities. The investments consisted primarily of money market funds, commercial paper and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the eurozone crisis and the U.S. debt ceiling crisis, which have affected various sectors of the financial markets and led to global credit and liquidity issues. Over the past several years, the volatility and disruption in the global credit market reached unprecedented levels. If the global credit market deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

As of April 30, 2014, our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 7.5% of our outstanding ordinary shares. These shareholders, if they acted together, could exert substantial influence over matters requiring approval by our shareholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.

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

None.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2014

AMBARELLA, INC.

	By:	/S/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 6, 2014	By:	/S/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.