Form 10-Q
period 2014-07-31
AMBARELLA INC
filed 2014-09-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of July 31, 2014 was 29,695,783 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31,	January 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$128,263	$143,394
Marketable securities	38,265	—
Accounts receivable, net	26,833	18,837
Inventories	13,003	10,452
Restricted cash	3	3
Deferred tax assets, current	1,599	1,599
Prepaid expenses and other current assets	2,227	2,951

Total current assets	210,193	177,236
Property and equipment, net	3,080	3,018
Deferred tax assets, non-current	1,375	1,134
Other assets	1,772	1,919

Total assets	$216,420	$183,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	14,424	8,321
Accrued liabilities	12,344	11,705
Income taxes payable	706	545
Deferred revenue, current	4,888	4,831

Total current liabilities	32,362	25,402
Deferred revenue, non-current	178	—
Other long-term liabilities	1,569	1,544

Total liabilities	34,109	26,946

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2014 and January 31, 2014, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at July 31, 2014 and January 31, 2014, respectively; 29,695,783 shares issued and outstanding at July 31, 2014; 28,748,513 shares issued and outstanding at January 31, 2014	13	13
Additional paid-in capital	121,686	110,285
Accumulated other comprehensive income (loss)	(21)	—
Retained earnings	60,633	46,063

Total shareholders’ equity	182,311	156,361

Total liabilities and shareholders’ equity	$216,420	$183,307

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenue	$46,968	$37,710	$87,889	$71,651
Cost of revenue	16,432	14,419	31,757	26,667

Gross profit	30,536	23,291	56,132	44,984

Operating expenses:
Research and development	13,497	10,974	26,411	22,291
Selling, general and administrative	6,875	5,385	13,630	10,542

Total operating expenses	20,372	16,359	40,041	32,833
Income from operations	10,164	6,932	16,091	12,151
Other income (loss), net	39	(11)	88	(16)

Income before income taxes	10,203	6,921	16,179	12,135
Provision for income taxes	893	667	1,609	1,140

Net income	$9,310	$6,254	$14,570	$10,995

Net income per share attributable to ordinary shareholders:
Basic	$0.32	$0.23	$0.50	$0.40

Diluted	$0.29	$0.21	$0.46	$0.37

Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	29,421,200	27,409,343	29,198,511	27,232,142

Diluted	31,899,501	29,848,676	31,831,489	29,456,374

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net income	$9,310	$6,254	$14,570	$10,995
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(29)	—	(21)	—

Other comprehensive income (loss), net of tax	(29)	—	(21)	—
Comprehensive income	$9,281	$6,254	$14,549	$10,995

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net income	$14,570	$10,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	628	481
Amortization/accretion of marketable securities	265	—
Loss on disposal of long-lived assets	4	2
Stock-based compensation	5,823	3,199
Excess income tax benefits associated with stock-based compensation	(416)	(267)
Other non-cash items, net	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,996)	(1,728)
Inventories	(2,551)	(995)
Prepaid expenses and other current assets	973	882
Deferred tax assets	(241)	(196)
Other assets	147	(14)
Accounts payable	6,103	4,388
Accrued liabilities	727	(2,610)
Income taxes payable	577	362
Deferred revenue	235	1,440

Net cash provided by operating activities	18,846	15,939

Cash flows from investing activities:
Purchase of investments	(41,621)	—
Sales of investments	10	—
Maturities of investments	2,812	—
Net proceeds from disposal of fixed assets	—	13
Purchase of property and equipment	(678)	(1,293)

Net cash used in investing activities	(39,477)	(1,280)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants, and employee stock purchase plan withholding, net of repurchase of stock options	5,084	2,915
Payment for initial public offering cost	—	(25)
Excess income tax benefits associated with stock-based compensation	416	267

Net cash provided by financing activities	5,500	3,157

Net increase (decrease) in cash and cash equivalents	(15,131)	17,816
Cash and cash equivalents at beginning of period	143,394	100,494

Cash and cash equivalents at end of period	$128,263	$118,310

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$435	$314

Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$37	$9

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents. Investments that are highly liquid with original maturities at the time of purchase greater than three months are considered as marketable securities.

The Company classifies these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The amortization of security premiums and accretion of discounts and the realized gains and losses are both recorded in other income (loss), net in the condensed consolidated statements of operations. The Company reviews its investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, the Company considers the following factors: 1) general market conditions, 2) the duration and extent to which the fair value is less than cost, 3) the Company’s intent and ability to hold the investment.

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

Inventories

The Company records inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting cost basis has been established and, accordingly, any associated reserve is not reversed until the inventory sold or scrapped. There have been no material inventory losses recognized to date.

Revenue Recognition

The Company generates revenue from the sales of its SoCs to OEMs or ODMs, either directly or through logistics providers. Revenue from sales directly to OEMs and ODMs is recognized upon shipment provided persuasive evidence of an arrangement exists, legal title to the products and risk of ownership have transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company provides its logistics providers with the right to return excess levels of inventory and to future price adjustments. Given the inability to reasonably estimate these price changes and returns, revenue and costs related to shipments to logistics providers are deferred until the Company has received notification from its logistics providers that they have sold the Company’s products. Information reported by the Company’s logistics providers includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to a logistics provider, the Company records a trade receivable as there is a legally enforceable right to receive payment, reduces inventory for the value of goods shipped as legal title has passed to the logistics provider and defers the related margin as deferred revenue in the consolidated balance sheets. Any price adjustments are recorded as a change to deferred revenue at the time the adjustments are agreed upon.

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

The Company sells a limited amount of software under perpetual licenses that include post-contract customer support, or PCS. The Company does not have evidence of fair value for the PCS and, accordingly, license revenue is recognized ratably over the estimated supporting period in accordance with ASC 985, Software Revenue Recognition. The Company also enters into development agreements with certain customers. Revenue is deferred for any amounts billed prior to delivery of development services. However, if the Company retains the intellectual property generated from these development agreements, receipts and costs related to these arrangements are included in research and development expense. The revenue from those licenses and services was not material for the three and six months ended July 31, 2014 and 2013, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains or losses from available-for-sale securities that are excluded from net income.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (the “IFRS”). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity shall identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

2. Financial Instruments and Fair Value

Beginning in fiscal year 2015, the Company invested a portion of its cash primarily in marketable securities that are denominated in United States dollars. The investment portfolio consists of money market funds, commercial paper and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets as follows:

	As of July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$319	$—	$—	$319
Corporate bonds	35,940	7	(28)	35,919
Commercial paper	3,548	—	—	3,548

Total cash equivalents and marketable securities	$39,807	$7	$(28)	$39,786

As of
July 31, 2014
(in thousands)
Included in cash equivalents	$1,521
Included in marketable securities	38,265

Total cash equivalents and marketable securities	$39,786

The contractual maturities of the investments at July 31, 2014 were as follows:

As of
July 31, 2014
(in thousands)
Due within one year	$31,580
Due within one to two years	8,206

Total cash equivalents and marketable securities	$39,786

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of July 31, 2014.

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

The Company measures the fair value of money market funds using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar asserts in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data and are classified within Level 2.

The following table presents the fair value of the financial instruments measured on a recurring basis as of July 31, 2014:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$319	$319	$—	$—
Corporate bonds	35,919	—	35,919	—
Commercial paper	3,548	—	3,548	—

Total cash equivalents and marketable securities	$39,786	$319	$39,467	$—

3. Inventories

Inventory at July 31, 2014 and January 31, 2014 consisted of the following:

	As of
	July 31, 2014	January 31, 2014
	(in thousands)
Work-in-progress	$9,096	$5,119
Finished goods	3,907	5,333

Total	$13,003	$10,452

4. Property and Equipment, Net

Depreciation and amortization expense was approximately $0.3 million for the three months ended July 31, 2014 and 2013, respectively. Depreciation and amortization expense was approximately $0.6 million and $0.5 million for the six months ended July 31, 2014 and 2013, respectively. Property and equipment at July 31, 2014 and January 31, 2014 consisted of the following:

	As of
	July 31, 2014	January 31, 2014
	(in thousands)
Computer equipment and software	$5,079	$4,521
Machinery and equipment	2,153	2,114
Furniture and fixtures	450	411
Leasehold improvements	1,189	1,198

	8,871	8,244
Less: accumulated depreciation and amortization	(5,791)	(5,226)

Total property and equipment, net	$3,080	$3,018

5. Accrued Liabilities

Accrued liabilities at July 31, 2014 and January 31, 2014 consisted of the following:

	As of
	July 31, 2014	January 31, 2014
	(in thousands)
Accrued employee compensation	$7,375	$8,108
Accrued warranty	234	269
Accrued rebates	440	270
Accrued product development costs	2,833	1,904
Other accrued liabilities	1,462	1,154

Total accrued liabilities	$12,344	$11,705

6. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at July 31, 2014 and January 31, 2014 consisted of the following:

	As of
	July 31, 2014	January 31, 2014
	(in thousands)
Deferred revenue on product shipments	$5,523	$5,174
Deferred revenue from licenses & services	1,007	1,023
Deferred cost of revenue on product shipments	(1,464)	(1,366)

Total deferred revenue, net	$5,066	$4,831

7. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of July 31, 2014 and January 31, 2014, respectively.

Ordinary shares

At July 31, 2014 and January 31, 2014, a total of 200,000,000 ordinary shares were authorized.

On February 1, 2014, the Company added 1,297,555 ordinary shares to the ordinary shares reserved for issuance under the 2012 Equity Incentive Plan, or EIP, pursuant to an “evergreen” provision contained in the EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

On February 1, 2014, the Company added 359,356 ordinary shares to the ordinary shares reserved for issuance under the 2012 Employee Stock Purchase Plan, or ESPP, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of July 31, 2014 and January 31, 2014, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	July 31, 2014	January 31, 2014
Shares reserved for options and restricted stock units	6,140,955	5,699,530
Shares reserved for employee stock purchase plan	724,626	456,410

8. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Stock-based compensation:
Cost of revenue	$58	$34	$117	$68
Research and development	1,629	900	3,219	1,874
Selling, general and administrative	1,262	659	2,487	1,257

Total stock-based compensation	$2,949	$1,593	$5,823	$3,199

As of July 31, 2014, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $6.2 million and $15.6 million, respectively, and is expected to be recognized over a weighted-average period of 2.09 years and 2.64 years, respectively. As of January 31, 2014, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $5.8 million and $17.0 million, respectively, and is expected to be recognized over a weighted-average period of 1.90 years and 2.99 years, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Stock Options:
Volatility	64%	66%	65%	65%
Risk-free interest rate	1.90%	1.25%	1.93%	1.21%
Expected term (years)	6.08	6.05	6.06	6.05
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	—	—	57%	—
Risk-free interest rate	—	—	0.08%	—
Expected term (years)	—	—	0.5	—
Dividend yield	—	—	0%	—

The following table summarizes stock option activities for the six months ended July 31, 2014:

	Option Outstanding
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant-date Fair Value	Total Intrinsic Value of options Exercised (in thousands)	Weighted- Average Remaining Contactual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2014	3,358,706	$6.92
Granted	151,333	29.26	$17.51
Exercised	(653,486)	5.72		$15,623
Forfeited	(31,916)	11.38

Outstanding at July 31, 2014	2,824,637	8.35			6.10	$57,493
Exercisable at July 31, 2014	2,138,115	6.03			5.43	$48,281
Vested and expected to vest at July 31, 2014	2,783,352	8.20			6.07	$57,051

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on the vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and expected-to-vest options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $28.61 on July 31, 2014, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the six months ended July 31, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2014	1,410,089	$14.02
Granted	73,667	29.93
Vested	(202,644)	13.89
Forfeited	(25,902)	13.46

Unvested at July 31, 2014	1,255,210	$14.99

As of July 31, 2014, the aggregate intrinsic value of unvested restricted stock units was $35.9 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the grant date and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation expense was not material for the three and six months ended July 31, 2014 and 2013, respectively.

9. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Numerator:
Net income	$9,310	$6,254	$14,570	$10,995
Less: amount allocable to unvested early exercised options	(2)	(8)	(4)	(17)

Net income allocable to ordinary shareholders - basic	$9,308	$6,246	$14,566	$10,978

Undistributed earnings reallocated to ordinary shareholders	—	1	—	1

Net income allocable to ordinary shareholders - diluted	$9,308	$6,247	$14,566	$10,979

Denominator:
Weighted-average ordinary shares outstanding	29,426,935	27,443,622	29,206,936	27,273,376
Less: weighted-average unvested early exercised options subject to repurchase	(5,735)	(34,279)	(8,425)	(41,234)

Weighted-average ordinary shares - basic	29,421,200	27,409,343	29,198,511	27,232,142

Effect of potentially dilutive securities:
Employee stock options	1,879,067	2,046,623	1,994,912	1,867,695
Restricted stock units	599,234	159,434	627,368	150,541
Employee stock purchase plan	—	231,278	10,698	201,048
Warrants to purchase ordinary shares	—	1,998	—	4,948
Weighted-average ordinary shares - diluted	31,899,501	29,848,676	31,831,489	29,456,374

Net income per ordinary share:
Basic	$0.32	$0.23	$0.50	$0.40

Diluted	$0.29	$0.21	$0.46	$0.37

Earnings per share (EPS) of ordinary shares is calculated using the two-class method required for participating securities. Net income has been allocated to the ordinary shares and participating securities based on their respective rights to share in net income and weighted-average outstanding during the periods.

The following weighted-average potentially dilutive securities are excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Options to purchase ordinary shares	193,633	102,707	156,550	246,817
Restricted stock units	52,978	—	42,167	3,151
Employee stock purchase plan	62,887	—	47,165	—
Early exercised options subject to repurchase	5,735	34,279	8,425	41,234

	315,233	136,986	254,307	291,202

10. Income Taxes

The Company reported the following income tax for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Income tax expense	$893	$667	$1,609	$1,140

The effective tax rate was 8.8% and 9.6% for the three months ended July 31, 2014 and 2013, respectively. The effective tax rate was 9.9% and 9.4% for the six months ended July 31, 2014 and 2013, respectively. The decrease in the tax rate for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 was primarily due to a change in the mix of earnings of various geographic jurisdictions between the two periods. The increase in the tax rate for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 was primarily due to the expiration of the US federal R&D tax credit on December 31, 2013, and the changes in the mix of earnings of various geographic jurisdictions in the fiscal year 2015 as compared to the fiscal year 2014. The quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2007 to 2009 and 2011 to 2013 remain open to examination by U.S. federal tax authorities. The tax years 2004 to 2013 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2013 remain open to examination by material foreign tax authorities.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2014, the gross amount of unrecognized tax benefits was approximately $3.6 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

11. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating agreements with various expiration dates through April 2018. Net operating lease expenses for the three months ended July 31, 2014 and 2013 were approximately $1.5 million and $1.3 million, respectively. Net operating lease expenses for the six months ended July 31, 2014 and 2013 were approximately $2.8 million and $2.4 million, respectively. Future annual minimum lease payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
July 31, 2014
Fiscal Year	(in thousands)
2015	2,687
2016	5,079
2017	4,622
2018	1,381
2019	238

Total future annual minimum lease payments	$14,007

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of July 31, 2014 and January 31, 2014, total manufacturing purchase commitments were approximately $18.4 million and $13.7 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of July 31, 2014 and January 31, 2014, respectively.

12. Segment Reporting

The Company operates in one reportable segment related to the development and sales of low-power, high-definition video products. The Chief Executive Officer of the Company has been identified as the Chief Operating Decision Maker (the “CODM”) and manages the Company’s operations as a whole and for the purpose of evaluating financial performance and allocating resources, the CODM reviews financial information presented on a consolidated basis accompanied by information of customer and geographic region.

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Hong Kong	$41,999	$33,195	$77,393	$61,969
Asia Pacific	585	446	1,218	702
United States	1,721	1,242	3,868	3,847
North America	1,445	1,071	2,716	2,033
Europe	1,218	1,756	2,694	3,100

Total revenue	$46,968	$37,710	$87,889	$71,651

As of July 31, 2014, substantially all of the Company’s long-lived tangible assets were located in the Asia Pacific region.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistics provider, and Chicony, a direct ODM customer, which combined accounted for approximately 88% and 87% of total revenue for the three months ended July 31, 2014 and 2013, respectively, and approximately 87% and 84% of total revenue for the six months ended July 31, 2014 and 2013, respectively. Accounts receivable with these two customers combined accounted for approximately $23.6 million and $15.9 million as of July 31, 2014 and January 31, 2014, respectively.

13. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

In April 2014, the Company added additional software license commitments to its existing software license agreement with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. Under these license commitments, the Company committed to pay an aggregate amount of $6.9 million payable through January 2017. The Company paid $0.6 million and $0.4 million of license fees to Cadence for the three months ended July 31, 2014 and 2013, respectively. The Company paid $1.0 million and $0.9 million of license fees to Cadence for the six months ended July 31, 2014 and 2013, respectively. Operating lease expenses related to these commitments included in research and development cost were approximately $0.5 million and $0.4 million for the three months ended July 31, 2014 and 2013, respectively. Operating lease expenses related to these commitments included in research and development cost were approximately $0.7 million and $0.9 million for the six months ended July 31, 2014 and 2013, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech Microelectronics Co., Ltd, or Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but has sold such stock and is no longer a significant shareholder of the Company as of January 31, 2014. The Company recognized revenue from sales to Wintech of approximately $30.3 million and $22.1 million for the three months ended July 31, 2014 and 2013, respectively. The Company recognized revenue from sales to Wintech of approximately $58.5 million and $35.5 million for the six months ended July 31, 2014 and 2013, respectively. As of July 31, 2014 and January 31, 2014, the Company had receivables from Wintech of approximately $12.5 million and $7.9 million, respectively.

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

Financial Highlights and Trends

•

We recorded revenue of $47.0 million and $87.9 million for the three and six months ended July 31, 2014, respectively. This represented increases of 25% and 23% for the three and six months ended July 31, 2014, respectively, as compared to the same periods in fiscal year 2014. The increases were primarily due to higher demand in our IP security market as a result of continuing adoption by new and existing customers of our A5S chip and S2 chip, a 4K Ultra High Definition, or UHD, SoC. Also contributing to higher revenues were shipments of our new A9 chip into the wearable sports camera and the unmanned aerial vehicle or UAV markets. The increases were partially offset by year over year declines in the automotive camera and the infrastructure markets. The decline in the automotive market was primarily due to competitive pressures at the low end market in China and weak economic conditions in Russia. The decreased revenue in the infrastructure market was due to continued weak macro market conditions in the United States and Europe in this industry which has resulted in delayed investment in anticipation of the network upgrade and the new compression technology.

•	We recorded operating income of $10.2 million and $16.1 million for the three and six months ended July 31, 2014, respectively. This represented increases of 47% and 32% for the three and six months ended July 31, 2014, respectively, as compared to the same periods in fiscal year 2014. The increases were primarily due to continuing growth in revenue, higher gross margin from unmanned aerial vehicle or UAV market, as well as efficient control of product cost and operating expenses.

•	We generated cash flows from operating activities of $18.8 million for the six months ended July 31, 2014, as compared to $15.9 million for the six months ended July 31, 2013. The increase was primarily attributable to increased net income, adjusted for increased non-cash stock-based compensation expense, depreciation of fixed assets, and amortization/accretion of securities premiums and discounts. The increase was also attributable to increased liabilities associated with the timing of payments to suppliers. The increase was partially offset by increased accounts receivable associated with the timing of payments from customers, increased inventory purchases to support continuing growth of sales as well as decreased deferred revenue associated with the timing of inventory shipments by our logistics providers.

•	For the six months ended July 31, 2014, we invested $40.0 million in high quality, highly liquid debt securities, of which approximately $1.5 million was recorded as cash equivalents. We hold these investments as available-for-sale securities and mark them to market. As of July 31, 2014, the debt securities had a fair value of approximately $39.8 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Over the last four years, we have continued to provide solutions for the camcorder and infrastructure markets, but also have expanded our focus to include the wearable sports, automotive aftermarket, and IP security camera markets. We believe our entry into these markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand our end market exposure, such as to non-sports wearable cameras and unmanned aerial vehicles or UAV, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(dollars in thousands)
Revenue	$46,968	$37,710	$87,889	$71,651
Cost of revenue	16,432	14,419	31,757	26,667

Gross profit	30,536	23,291	56,132	44,984

Operating expenses:
Research and development	13,497	10,974	26,411	22,291
Selling, general and administrative	6,875	5,385	13,630	10,542

Total operating expenses	20,372	16,359	40,041	32,833
Income from operations	10,164	6,932	16,091	12,151
Other income (loss), net	39	(11)	88	(16)

Income before income taxes	10,203	6,921	16,179	12,135
Provision for income taxes	893	667	1,609	1,140

Net income	$9,310	$6,254	$14,570	$10,995

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Cost of revenue	35	38	36	37

Gross profit	65	62	64	63
Operating expenses:
Research and development	29	29	30	31
Selling, general and administrative	15	14	16	15

Total operating expenses	44	43	46	46
Income from operations	21	19	18	17
Other income (loss), net	—	—	—	—

Income before income taxes	21	19	18	17
Provision for income taxes	2	2	2	2

Net income	19%	17%	16%	15%

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

Comparison of the Three and Six Months Ended July 31, 2014 and 2013

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Revenue	$46,968	$37,710	$9,258	25%	$87,889	$71,651	$16,238	23%

Revenue increased for the three and six months ended July 31, 2014 as compared to the same periods in fiscal year 2014 primarily due to higher demand in our IP security market as a result of continuing adoption by new and existing customers of our A5S chip and S2 chip, a 4K Ultra High Definition, or UHD, SoC. Also contributing to higher revenues were shipments of our new A9 chip into the wearable sports camera and the unmanned aerial vehicle or UAV markets. The increases were partially offset by year over year declines in the automotive camera and the infrastructure markets. The decline in the automotive market was primarily due to competitive pressures at the low end market in China and weak economic conditions in Russia. The decreased revenue in the infrastructure market was due to continued weak macro market conditions in the United States and Europe in this industry which has resulted in delayed investment in anticipation of the network upgrade and the new compression technology.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Cost of revenue	$16,432	$14,419	$2,013	14%	$31,757	$26,667	$5,090	19%
Gross profit	30,536	23,291	7,245	31%	56,132	44,984	11,148	25%
Gross margin	65%	62%	—	3%	64%	63%	—	1%

Cost of revenue increased for the three and six months ended July 31, 2014 primarily due to an increase in the number of SoCs sold into the camera markets. The increase was partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes.

Gross margin increased for the three and six months ended July 31, 2014 compared to the same periods in the prior fiscal year primarily due to increased revenues associated with higher gross margin shipments of our S2 and A9 chips into the IP security and UAV markets.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Research and development	$13,497	$10,974	$2,523	23%	$26,411	$22,291	$4,120	18%

Research and development expense increased for the three and six months ended July 31, 2014 primarily due to increases in engineering personnel costs, product development costs and facility allocation costs. Our research and development engineering headcount increased to 352 at July 31, 2014 compared to 342 at July 31, 2013, resulting in increases in salary related expenses of approximately $0.5 million and $0.7 million for the three and six months ended July 31, 2014, respectively. In the third quarter of fiscal year 2014, we granted restricted stock units under our annual evergreen program, resulting in increases in stock-based compensation expense of approximately $0.7 million and $1.3 million for the three and six months ended July 31, 2014, respectively. Our product development costs increased by approximately $0.9 million and $1.2 million for the three and six months ended July 31, 2014, respectively, compared to the same periods in the prior fiscal year resulting from new product development efforts on a number of next generation SoCs. In fiscal year 2014, we entered into a lease agreement for our new headquarters located in Santa Clara, California and implemented a new enterprise resource planning system, resulting in additional facility allocation costs of approximately $0.3 million and $0.9 million for the three and six months ended July 31, 2014, respectively.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Selling, general and administrative	$6,875	$5,385	$1,490	28%	$13,630	$10,542	$3,088	29%

Selling, general and administrative expense increased for the three and six months ended July 31, 2014 primarily due to increased headcount to support our expanding business. Our selling, general and administrative headcount increased to 141 at July 31, 2014 compared to 116 at July 31, 2013, resulting in increases in salary related expenses of approximately $1.0 million and $1.7 million for the three and six months ended July 31, 2014, respectively. In the third quarter of fiscal year 2014, we granted restricted stock units under our annual evergreen program, resulting in increases in stock-based compensation expense of approximately $0.6 million and $1.2 million for the three and six months ended July 31, 2014, respectively.

Other Income (Loss), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Other income (loss), net	$39	$(11)	$50	455%	$88	$(16)	$104	650%

The increases in other income (loss), net, for the three and six months ended July 31, 2014 as compared to the same periods of prior fiscal year were primarily due to approximately $24,000 and $64,000, respectively, of net interest income from our investments.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Provision for income taxes	$893	$667	$226	34%	$1,609	$1,140	$469	41%
Effective tax rate	8.8%	9.6%	—	(0.8)%	9.9%	9.4%	—	0.5%

The effective tax rate decreased for the three months ended July 31, 2014 compared to the same period of last fiscal year primarily due to a change in the mix of earnings between our various geographic jurisdictions in the two periods. The effective tax rate increased for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 primarily due to the expiration of the US federal R&D tax credit on December 31, 2013, and the changes in the mix of earnings of various geographic jurisdictions in fiscal year 2015 as compared to fiscal year 2014.

Liquidity and Capital Resources

We had cash and cash equivalents of $128.3 million and $143.4 million as of July 31, 2014 and January 31, 2014, respectively. The reduction in cash and cash equivalents from January 31, 2014 to July 31, 2014 resulted from investments in highly liquid, short-term marketable securities made during the first six months of fiscal year 2015.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$18,846	$15,939
Net cash used in investing activities	(39,477)	(1,280)
Net cash provided by financing activities	5,500	3,157

Net increase in cash	$(15,131)	$17,816

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the six months ended July 31, 2014 primarily due to increased net income, adjusted for increased non-cash stock-based compensation expense, depreciation of fixed assets, and amortization/accretion of securities premiums and discounts. The increase was also attributable to increased liabilities associated with the timing of payments to suppliers. The increase was partially offset by increased accounts receivable associated with the timing of payments from customers, increased inventory purchases to support continuing growth of sales as well as decreased deferred revenue associated with the timing of inventory shipments by our logistics providers.

Net Cash Used in Investing Activities

Net cash used in investing activities increased for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 primarily due to $41.6 million investments in highly-liquid, short-term marketable securities. The increase was partially offset by $2.8 million in cash receipts from partial maturities of these investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased for the six months ended July 31, 2014 compared to the same period in prior fiscal year primarily due to an additional $2.2 million in net cash proceeds from option exercises and contributions from employees to the employee stock purchase plan.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2014 and for the six months ended July 31, 2014. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, implement and enhance our information technology platforms and meet the requirements of the Sarbanes-Oxley Act. We expect our accounts receivable and inventory balances to increase, and could be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of July 31, 2014:

	Payment Due by Period as of July 31, 2014
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other
Contractual Obligations
Facilities under operating leases	$5,885	$897	$3,380	$1,608	$—	$—
Technology license or other obligations under operating leases	8,122	1,791	6,321	10	—	—
Purchase obligations	18,405	18,405	—	—	—	—
Uncertain tax liabilities	1,493	—	—	—	—	1,493

Total	$33,905	$21,093	$9,701	$1,618	$—	$1,493

As of July 31, 2014, we had purchase obligations with our independent contract manufacturers of $18.4 million.

Uncertain tax liabilities represent our potential liabilities related to uncertain tax positions as of July 31, 2014. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of July 31, 2014, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents, marketable securities and restricted cash totaling $166.5 million and $143.4 million at July 31, 2014 and January 31, 2014, respectively. Our cash and restricted cash consist of cash in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of short-term investments in a variety of debt securities with high credit quality and highly liquidity. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a material impact on our future interest income or investment fair value. The risk associated with fluctuating interest rates is limited to our investment portfolio.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of July 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than the implementation of our enterprise resource planning (ERP) system, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of July 31, 2014, we completed the implementation and integration of a new ERP system, which upgrades our information system capabilities and improves our business processes and financial reporting system. The new system is expected to result in enhanced internal controls.

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that OEM. For example, improved smartphone video capture capabilities, and rapid adoption of smartphones by consumers, led to the decline of an entire category of pocket video cameras aimed at the casual video capture market. In fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero of our total revenue by fiscal year 2013. If other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. For the three months ended July 31, 2014, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 63% of our total revenue, and sales to our 10 largest customers collectively accounted for approximately 75% of our total revenue. For the six months ended July 31, 2014, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 56% of our total revenue, and sales to our 10 largest customers collectively accounted for approximately 70% of our total revenue. For the three months ended July 31, 2014, sales to our largest ODM customer accounted for approximately 24% of our total revenue. For the six months ended July 31, 2014, sales to our largest ODM customer accounted for approximately 20% of our total revenue. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. The loss of a significant customer could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

To date, our revenue has been attributable to demand for our video and image processing SoCs in the camera and infrastructure markets and the growth of these overall markets. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We derive the substantial majority of our revenue from the camera market, and our operating results are increasingly affected by trends in the camera market. These trends include demand for higher resolution, increasing functionality, longer battery life, greater storage and connectivity requirements, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted the camera market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. If our target markets, such as wearable cameras, automotive aftermarket cameras, IP security cameras, and telepresence cameras, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our ordinary shares to decline.

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. In particular, our business tends to be seasonal with higher revenue in our third quarter as our customers typically increase their production to meet year-end demand for their products. We may also experience seasonally lower demand in our first quarter in the Asia-based portion of the IP security camera market as a result of industry seasonality and the impact of ODM and OEM factory closures associated with the Chinese New Year holiday. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

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

Average selling prices of semiconductor products in the markets we serve have historically decreased over time, and we expect such declines to continue to occur for our solutions over time. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced SoC solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margins. In the past, we have reduced the prices of our SoC solutions in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. Recently, we have experienced competitive pricing pressures at the low ends of the automotive aftermarket camera market and China-based IP security camera market. We expect that we will have to address pricing pressures again in the future, which could require us to reduce the prices of our SoC solutions and harm our operating results.

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

From inception through July 31, 2014, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a substantial majority of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

In the past several years, a significant amount of our revenue was generated from sales of our products to OEMs and ODMs of high definition, or HD, video cameras and broadcasting infrastructure equipment. Our future revenue growth, if any, will depend in part on our ability to expand within these markets with our video and image processing SoC solutions, particularly for wearable sports cameras, automotive aftermarket cameras, IP security cameras, and to enter new markets such as the non-sports wearable camera market and the UAV market. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully, our revenue could decline.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with a product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup foundry vendor could be expensive and would likely take at least two or more quarters. As we transition to more advanced process nodes beyond 28 nanometer, or nm, we will be increasingly dependent upon Samsung Electronics Co., Ltd., or Samsung, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, who are two of the only a few foundries currently available for certain advanced process technologies that we may utilize.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in all of Asia other than Japan. Approximately 65% and 59% of our revenue was derived from sales through Wintech for the three months ended July 31, 2014 and 2013, respectively. Approximately 67% and 50% of our revenue was derived from sales through Wintech for the six months ended July 31, 2014 and 2013, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2015, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The rapidly evolving nature of the markets in which we sell our solutions, combined with substantial uncertainty concerning how these markets may develop and other factors beyond our control, limits our ability to accurately forecast quarterly or annual revenue. In addition, because we record a significant portion of our revenue from sales when we have received notification from our logistics providers that they have sold our products, some of the revenue we record in a quarter may be derived from sales of products shipped to our logistics providers during previous quarters. This revenue recognition methodology limits our ability to forecast quarterly or annual revenue accurately. We are currently expanding our staffing and increasing our expenditures in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.

While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $13.5 million and $11.0 million for the three months ended July 31, 2014 and 2013, respectively. Our research and development expense was $26.4 million and $22.3 million for the six months ended July 31, 2014 and 2013, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 16 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, such as 14nm or 16nm process nodes, and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we transition to more advanced process nodes beyond 28nm, we will be increasingly dependent upon Samsung and TSMC, who are two of the only a few foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end-customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of July 31, 2014, we had thirty-seven issued and allowed patents in the United States plus eighteen additional continuation patents, three issued patents in China, one issued patent in Japan and twenty-five pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we have incurred, and will continue to incur, additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, (the “JOBS Act”), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company, as defined in the JOBS Act, at the end of this fiscal year. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our stock price may be more volatile.

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

If we fail to hire additional finance personnel, strengthen our financial reporting systems and infrastructure, and effectively use our enterprise resource planning system, we may not be able to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements, which in turn would significantly harm our reputation and our business.

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

We recently completed implementing a new enterprise resource planning, or ERP, system. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, otherwise operate our business or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 91% and 89% of our revenue for the three and six months ended July 31, 2014, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

As of July 31, 2014, we had approximately $40.0 million investments in securities. The investments consisted primarily of money market funds, commercial paper and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

As of July 31, 2014, our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 7.0% of our outstanding ordinary shares. These shareholders, if they acted together, could exert substantial influence over matters requiring approval by our shareholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.

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

Date: September 8, 2014

AMBARELLA, INC.

	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 8, 2014	By:	/s/ George Laplante
George Laplante
Chief Financial Officer

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.