Form 10-Q
period 2014-10-31
AMBARELLA INC
filed 2014-12-09
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of October 31, 2014 was 30,318,795 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31,	January 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$146,577	$143,394
Marketable securities	39,951	—
Accounts receivable, net	40,965	18,837
Inventories	14,839	10,452
Restricted cash	3	3
Deferred tax assets, current	1,856	1,599
Prepaid expenses and other current assets	2,256	2,951

Total current assets	246,447	177,236

Property and equipment, net	3,182	3,018
Deferred tax assets, non-current	1,666	1,134
Other assets	1,983	1,919

Total assets	$253,278	$183,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	20,830	8,321
Accrued liabilities	14,846	11,705
Income taxes payable	1,895	545
Deferred revenue, current	5,034	4,831

Total current liabilities	42,605	25,402

Deferred revenue, non-current	144	—
Other long-term liabilities	1,175	1,544

Total liabilities	43,924	26,946

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2014 and January 31, 2014, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at October 31, 2014 and January 31, 2014, respectively; 30,318,795 shares issued and outstanding at October 31, 2014; 28,748,513 shares issued and outstanding at January 31, 2014	14	13
Additional paid-in capital	130,394	110,285
Accumulated other comprehensive income (loss)	(14)	—
Retained earnings	78,960	46,063

Total shareholders’ equity	209,354	156,361

Total liabilities and shareholders’ equity	$253,278	$183,307

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Revenue	$65,689	$45,990	$153,578	$117,641

Cost of revenue	24,130	16,689	55,887	43,356

Gross profit	41,559	29,301	97,691	74,285

Operating expenses:
Research and development	15,584	13,476	41,995	35,767
Selling, general and administrative	7,324	5,761	20,954	16,303

Total operating expenses	22,908	19,237	62,949	52,070

Income from operations	18,651	10,064	34,742	22,215

Other income (loss), net	40	(12)	128	(28)

Income before income taxes	18,691	10,052	34,870	22,187

Provision for income taxes	364	926	1,973	2,066

Net income	$18,327	$9,126	$32,897	$20,121

Net income per share attributable to ordinary shareholders:
Basic	$0.61	$0.33	$1.12	$0.73

Diluted	$0.57	$0.30	$1.03	$0.68

Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	30,006,896	27,836,086	29,467,178	27,432,301

Diluted	32,382,526	30,355,230	32,014,373	29,754,837

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Net income	$18,327	$9,126	$32,897	$20,121
Other comprehensive income (loss):
Unrealized gains (losses) on investments	7	—	(14)	—

Other comprehensive income (loss), net of tax	7	—	(14)	—

Comprehensive income	$18,334	$9,126	$32,883	$20,121

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net income	$32,897	$20,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	963	789
Amortization/accretion of marketable securities	475	—
Loss on disposal of long-lived assets	16	4
Stock-based compensation	10,107	5,660
Excess income tax benefits associated with stock-based compensation	(451)	(513)
Other non-cash items, net	(20)	—
Changes in operating assets and liabilities:
Accounts receivable	(22,128)	(5,296)
Inventories	(4,387)	(4,092)
Prepaid expenses and other current assets	740	362
Deferred tax assets	(789)	(20)
Other assets	226	9
Accounts payable	12,509	7,088
Accrued liabilities	3,494	(1,588)
Income taxes payable	1,801	304
Deferred revenue	347	101

Net cash provided by operating activities	35,800	22,929

Cash flows from investing activities:
Investment in a private company	(290)	—
Purchase of investments	(47,417)	—
Sales of investments	657	—
Maturities of investments	6,340	—
Net proceeds from disposal of fixed assets	—	13
Purchase of property and equipment	(1,117)	(1,384)

Net cash used in investing activities	(41,827)	(1,371)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants, and employee stock purchase plan withholding	8,759	5,511
Payment for initial public offering cost	—	(25)
Excess income tax benefits associated with stock-based compensation	451	513

Net cash provided by financing activities	9,210	5,999

Net increase (decrease) in cash and cash equivalents	3,183	27,557
Cash and cash equivalents at beginning of period	143,394	100,494

Cash and cash equivalents at end of period	$146,577	$128,051

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$551	$1,394

Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$49	$33

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2014 fiscal year filed with the SEC on April 4, 2014 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash primarily in checking and money market accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on deposits of its cash. The cash equivalents and marketable securities consist primarily of money market funds, asset-backed securities and debt securities of corporations which management assesses to be high credit quality, in order to limit the exposure of each investment. The Company does not hold or issue financial instruments for trading purposes.

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

The Company sells a limited amount of software under perpetual licenses that include post-contract customer support, or PCS. The Company does not have evidence of fair value for the PCS and, accordingly, license revenue is recognized ratably over the estimated supporting period in accordance with ASC 985, Software Revenue Recognition. The Company also enters into development agreements with certain customers. Revenue is deferred for any amounts billed prior to delivery of development services. However, if the Company retains the intellectual property generated from these development agreements, receipts and costs related to these arrangements are included in research and development expense. The revenue from those licenses and services was not material for the three and nine months ended October 31, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company has adopted this new standard on a prospective basis in the first quarter of fiscal year 2015. The implementation had no material impact on its financial position, results of operations, statement of cash flows or disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with each annual and interim period, management is required to assess whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date, and to provide related footnote disclosures in certain circumstances. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. This ASU is not expected to have an impact on the Company’s financial statements or disclosures.

2. Financial Instruments and Fair Value

Beginning in fiscal year 2015, the Company invested a portion of its cash primarily in marketable securities that are denominated in United States dollars. The investment portfolio consists of money market funds, asset-backed securities and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets as follows:

	As of October 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)

Money market funds	$125	$—	$—	$125
Corporate bonds	38,162	6	(19)	38,149
Asset-backed securities	1,803	—	(1)	1,802

Total cash equivalents and marketable securities	$40,090	$6	$(20)	$40,076

As of
October 31, 2014
(in thousands)

Included in cash equivalents	$125
Included in marketable securities	39,951

Total cash equivalents and marketable securities	$40,076

The contractual maturities of the investments at October 31, 2014 were as follows:

As of
October 31, 2014
(in thousands)

Due within one year	$35,694
Due within one to two years	4,382

Total cash equivalents and marketable securities	$40,076

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of October 31, 2014.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of October 31, 2014:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Money market funds	$125	$125	$—	$—
Corporate bonds	38,149	—	38,149	—
Asset-backed securities	1,802	—	1,802	—

Total cash equivalents and marketable securities	$40,076	$125	$39,951	$—

3. Inventories

Inventory at October 31, 2014 and January 31, 2014 consisted of the following:

	As of
	October 31, 2014	January 31, 2014
	(in thousands)

Work-in-progress	$10,327	$5,119
Finished goods	4,512	5,333

Total	$14,839	$10,452

4. Property and Equipment, Net

Depreciation and amortization expense was approximately $0.3 million for the three months ended October 31, 2014 and 2013, respectively. Depreciation and amortization expense was approximately $1.0 million and $0.8 million for the nine months ended October 31, 2014 and 2013, respectively. Property and equipment at October 31, 2014 and January 31, 2014 consisted of the following:

	As of
	October 31, 2014	January 31, 2014
	(in thousands)

Computer equipment and software	$5,234	$4,521
Machinery and equipment	2,160	2,114
Furniture and fixtures	442	411
Leasehold improvements	1,194	1,198

	9,030	8,244

Less: accumulated depreciation and amortization	(5,848)	(5,226)

Total property and equipment, net	$3,182	$3,018

5. Accrued Liabilities

Accrued liabilities at October 31, 2014 and January 31, 2014 consisted of the following:

	As of
	October 31, 2014	January 31, 2014
	(in thousands)

Accrued employee compensation	$8,554	$8,108
Accrued warranty	223	269
Accrued rebates	179	270
Accrued product development costs	4,082	1,904
Other accrued liabilities	1,808	1,154

Total accrued liabilities	$14,846	$11,705

6. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at October 31, 2014 and January 31, 2014 consisted of the following:

	As of
	October 31, 2014	January 31, 2014
	(in thousands)

Deferred revenue on product shipments	$5,799	$5,174
Deferred revenue from licenses & services	983	1,023
Deferred cost of revenue on product shipments	(1,604)	(1,366)

Total deferred revenue, net	$5,178	$4,831

7. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of October 31, 2014 and January 31, 2014, respectively.

Ordinary shares

As of October 31, 2014 and January 31, 2014, a total of 200,000,000 ordinary shares were authorized.

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

As of October 31, 2014 and January 31, 2014, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	October 31, 2014	January 31, 2014

Shares reserved for options and restricted stock units	5,574,579	5,699,530
Shares reserved for employee stock purchase plan	667,990	456,410

8. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Stock-based compensation:
Cost of revenue	$97	$47	$214	$115
Research and development	2,363	1,385	5,582	3,259
Selling, general and administrative	1,824	1,029	4,311	2,286

Total stock-based compensation	$4,284	$2,461	$10,107	$5,660

As of October 31, 2014, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $10.7 million and $52.0 million, respectively, and is expected to be recognized over a weighted-average period of 2.42 years and 3.09 years, respectively. As of January 31, 2014, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $5.8 million and $17.0 million, respectively, and is expected to be recognized over a weighted-average period of 1.90 years and 2.99 years, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Stock Options:
Volatility	63%	65%	64%	65%
Risk-free interest rate	1.94%	2.03%	1.94%	1.44%
Expected term (years)	5.97	6.05	6.00	6.05
Dividend yield	0%	0%	0%	0%

Employee stock purchase plan awards:
Volatility	40%	52%	40%	52%
Risk-free interest rate	0.05%	0.04%	0.05%	0.04%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the nine months ended October 31, 2014:

	Option Outstanding
	Shares	Weighted- Average Exercise Price	Weighted- Average Grant-date Fair Value	Total Intrinsic Value of options Exercised (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2014	3,358,706	$6.92
Granted	399,681	35.26	$20.79
Exercised	(1,112,562)	6.08		$30,041
Forfeited	(41,935)	14.08

Outstanding at October 31, 2014	2,603,890	11.52			6.32	$85,338

Exercisable at October 31, 2014	1,794,436	6.32			5.27	$68,134

Vested and expected to vest at October 31, 2014	2,548,902	11.18			6.26	$84,400

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on the vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and expected-to-vest options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $44.29 on October 31, 2014, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the nine months ended October 31, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2014	1,410,089	$14.02
Granted	1,086,080	38.31
Vested	(309,944)	13.98
Forfeited	(35,238)	15.61

Unvested at October 31, 2014	2,150,987	$26.27

As of October 31, 2014, the aggregate intrinsic value of unvested restricted stock units was $95.3 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the grant date and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation expense was not material for the three and nine months ended October 31, 2014 and 2013, respectively.

9. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Numerator:
Net income	$18,327	$9,126	$32,897	$20,121
Less: amount allocable to unvested early exercised options	(1)	(8)	(8)	(27)

Net income allocable to ordinary shareholders - basic	$18,326	$9,118	$32,889	$20,094

Undistributed earnings reallocated to ordinary shareholders	—	—	1	2

Net income allocable to ordinary shareholders - diluted	$18,326	$9,118	$32,890	$20,096

Denominator:
Weighted-average ordinary shares outstanding	30,009,218	27,861,176	29,474,364	27,469,309
Less: weighted-average unvested early exercised options subject to repurchase	(2,322)	(25,090)	(7,186)	(37,008)

Weighted-average ordinary shares - basic	30,006,896	27,836,086	29,467,178	27,432,301

Effect of potentially dilutive securities:
Employee stock options	1,719,140	2,082,777	1,902,988	1,939,389
Restricted stock units	646,661	313,832	633,799	204,971
Employee stock purchase plan	9,829	122,535	10,408	174,877
Warrants to purchase ordinary shares	—	—	—	3,299

Weighted-average ordinary shares - diluted	32,382,526	30,355,230	32,014,373	29,754,837

Net income per ordinary share:
Basic	$0.61	$0.33	$1.12	$0.73

Diluted	$0.57	$0.30	$1.03	$0.68

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

The following weighted-average potentially dilutive securities are excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Options to purchase ordinary shares	316,208	155,940	209,769	216,525
Restricted stock units	586,474	—	223,602	2,101
Employee stock purchase plan	50,111	42,387	48,147	14,128
Early exercised options subject to repurchase	2,322	25,090	7,186	37,008

	955,115	223,417	488,704	269,762

10. Income Taxes

The Company reported the following income tax for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)

Income tax expense	$364	$926	$1,973	$2,066

The effective tax rate was 2.0% and 9.2% for the three months ended October 31, 2014 and 2013, respectively. The effective tax rate was 5.7% and 9.3% for the nine months ended October 31, 2014 and 2013, respectively. The decreases in the tax rates for the three and nine months ended October 31, 2014 compared to the same periods in the prior fiscal year were primarily due to changes in the mix of earnings among various geographic jurisdictions and the release of uncertain tax positions of approximately $0.5 million recorded in prior periods as a result of the expiration of the statute of limitations related to such periods. The quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2010 to 2013 remain open to examination by U.S. federal tax authorities. The tax years 2004 to 2013 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2013 remain open to examination by material foreign tax authorities.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2014, the gross amount of unrecognized tax benefits was approximately $3.1 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

11. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating agreements with various expiration dates through April 2018. Net operating lease expenses for the three months ended October 31, 2014 and 2013 were approximately $1.5 million and $1.2 million, respectively. Net operating lease expenses for the nine months ended October 31, 2014 and 2013 were approximately $4.3 million and $3.6 million, respectively. Future annual minimum lease payments under these operating leases with initial lease terms in excess of one year are as follows:

As of October 31, 2014
Fiscal Year	(in thousands)
2015	1,630
2016	5,080
2017	4,626
2018	1,385
2019	237

Total future annual minimum lease payments	$12,958

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of October 31, 2014 and January 31, 2014, total manufacturing purchase commitments were approximately $26.0 million and $13.7 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of October 31, 2014 and January 31, 2014, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)

Hong Kong	$61,134	$39,502	$138,527	$101,471
Asia Pacific	420	942	1,638	1,644
United States	1,328	1,710	5,196	5,557
North America	1,046	1,369	3,762	3,402
Europe	1,761	2,467	4,455	5,567

Total revenue	$65,689	$45,990	$153,578	$117,641

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistics provider, and Chicony, a direct ODM customer, which combined accounted for approximately 92% and 86% of total revenue for the three months ended October 31, 2014 and 2013, respectively, and approximately 89% and 85% of total revenue for the nine months ended October 31, 2014 and 2013, respectively. Accounts receivable with these two customers combined accounted for approximately $38.6 million and $15.9 million as of October 31, 2014 and January 31, 2014, respectively.

13. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

In April 2014, the Company added additional software license commitments to its existing software license agreement with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. Under these license commitments, the Company committed to pay an aggregate amount of $6.9 million payable through January 2017. The Company paid $0.6 million and $0.4 million of license fees to Cadence for the three months ended October 31, 2014 and 2013, respectively. The Company paid $1.6 million and $1.3 million of license fees to Cadence for the nine months ended October 31, 2014 and 2013, respectively. Operating lease expenses related to these commitments included in research and development cost were approximately $0.6 million and $0.4 million for the three months ended October 31, 2014 and 2013, respectively. Operating lease expenses related to these commitments included in research and development cost were approximately $1.3 million for the nine months ended October 31, 2014 and 2013, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but has sold such stock and is no longer a significant shareholder of the Company as of January 31, 2014. The Company recognized revenue from sales to Wintech of approximately $33.6 million and $27.7 million for the three months ended October 31, 2014 and 2013, respectively. The Company recognized revenue from sales to Wintech of approximately $92.1 million and $63.3 million for the nine months ended October 31, 2014 and 2013, respectively. As of October 31, 2014 and January 31, 2014, the Company had receivables from Wintech of approximately $11.8 million and $7.9 million, respectively.

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

Financial Highlights and Trends

•

We recorded revenue of $65.7 million and $153.6 million for the three and nine months ended October 31, 2014, respectively. This represented increases of 42.8% and 30.5% for the three and nine months ended October 31, 2014, respectively, as compared to the same periods in fiscal year 2014. The increases were primarily due to strong demand for our A5S, A7L and A9 chips in the IP security, wearable sports camera and automobile camera markets. In addition, the launch of three new camera models by a major customer in the wearable sports camera market, as well as the continued adoption of our S2 chip, a 4K Ultra High Definition, or UHD, SoC, in the IP security market contributed to the revenue growth in the quarter. The increases were partially offset by a year over year decline in the infrastructure market as a result of continued weak market conditions in the United States and Europe in this industry as system manufacturers have delayed investment in the network upgrade to the new H.265 compression technology.

•	We recorded operating income of $18.7 million and $34.7 million for the three and nine months ended October 31, 2014, respectively. This represented increases of 85% and 56% for the three and nine months ended October 31, 2014, respectively, as compared to the same periods in fiscal year 2014. The increases were primarily due to strong growth in revenue, as well as efficient control of product cost and operating expenses.

•	We generated cash flows from operating activities of $35.8 million for the nine months ended October 31, 2014, as compared to $22.9 million for the nine months ended October 31, 2013. The increase was primarily attributable to increased net income, adjusted for increased non-cash stock-based compensation, and increased liabilities and income tax payables associated with the timing of payments to suppliers. The increase was partially offset by increased accounts receivable associated with the timing of payments from customers.

•	For the nine months ended October 31, 2014, we invested $40.0 million in high quality, highly liquid debt securities. We hold these investments as available-for-sale securities and mark them to market. As of October 31, 2014, the debt securities had a fair value of approximately $40.0 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Over the last four years, we have continued to provide solutions for the camcorder and infrastructure markets, but also have expanded our focus to include the wearable sports, automotive aftermarket, and IP security camera markets. We believe our entry into these markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand our end market exposure, such as to non-sports wearable cameras and unmanned aerial vehicles or UAV, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(dollars in thousands)

Revenue	$65,689	$45,990	$153,578	$117,641

Cost of revenue	24,130	16,689	55,887	43,356

Gross profit	41,559	29,301	97,691	74,285

Operating expenses:
Research and development	15,584	13,476	41,995	35,767
Selling, general and administrative	7,324	5,761	20,954	16,303

Total operating expenses	22,908	19,237	62,949	52,070

Income from operations	18,651	10,064	34,742	22,215

Other income (loss), net	40	(12)	128	(28)

Income before income taxes	18,691	10,052	34,870	22,187

Provision for income taxes	364	926	1,973	2,066

Net income	$18,327	$9,126	$32,897	$20,121

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Revenue	100%	100%	100%	100%

Cost of revenue	37	36	36	37

Gross profit	63	64	64	63

Operating expenses:
Research and development	24	29	27	30
Selling, general and administrative	11	13	14	14

Total operating expenses	35	42	41	44

Income from operations	28	22	23	19

Other income (loss), net	—	—	—	—

Income before income taxes	28	22	23	19

Provision for income taxes	1	2	1	2

Net income	27%	20%	22%	17%

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

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated depreciation and facility expenses. We expect our selling expense to increase in absolute dollars as we expand the size of our sales and marketing organization to support our anticipated growth. We expect our general and administrative expense to increase in absolute dollars but remain relatively flat as a percentage of revenue as we develop the infrastructure necessary to operate as a public company, which includes increased audit and legal fees, costs to comply with the Sarbanes-Oxley Act of 2002, the rules and regulations applicable to companies listed on The NASDAQ Stock Market, investor relations costs, and higher insurance premiums.

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

Comparison of the Three and Nine Months Ended October 31, 2014 and 2013

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)

Revenue	$65,689	$45,990	$19,699	42.8%	$153,578	$117,641	$35,937	30.5%

Revenue increased for the three and nine months ended October 31, 2014 as compared to the same periods in fiscal year 2014 primarily due to strong demand for our A5S, A7L and A9 chips in the IP security, wearable sports camera and automobile camera markets. In addition, the launch of three new camera models by a major customer in the wearable sports camera market, as well as the continued adoption of our S2 chip, a 4K Ultra High Definition, or UHD, SoC, in the IP security market contributed to the revenue growth in the quarter. The increases were partially offset by a year over year decline in the infrastructure market as a result of continued weak market conditions in the United States and Europe in this industry as system manufacturers have delayed investment in the network upgrade to the new H.265 compression technology.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)

Cost of revenue	$24,130	$16,689	$7,441	44.6%	$55,887	$43,356	$12,531	28.9%
Gross profit	41,559	29,301	12,258	41.8%	97,691	74,285	23,406	31.5%
Gross margin	63.3%	63.7%	—	(0.4)%	63.6%	63.1%	—	0.5%

Cost of revenue increased for the three and nine months ended October 31, 2014 primarily due to an increase in the number of SoCs sold into the camera markets. The increase was partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes.

Gross margin decreased for the three months ended October 31, 2014 compared to the same period in the prior fiscal year primarily due to a significant reduction in the higher gross margin infrastructure business. Infrastructure revenue declined as a percentage of total revenue from 13% for the three months ended October 31, 2013 to 4% for the three months ended October 31, 2014. Camera market margins remained consistent with the same period in the prior year as the introduction of higher margin new SoCs, such as the A7L, A9 and S2 chips, began to replace older A2S, A5S and A7 technologies in the automobile camera, IP security and wearable sports camera markets.

Gross margin increased for the nine months ended October 31, 2014 compared to the same period in the prior fiscal year primarily due to increased revenues associated with higher gross margin from the ramp in shipments of our A7L, A9 and S2 chips into the IP security, unmanned aerial vehicle, or UAV, wearable sports camera and automobile camera markets. The increase was partially offset by a significant reduction in the higher gross margin infrastructure business. Infrastructure revenue declined as a percentage of total revenue from 12% for the nine months ended October 31, 2013 to 7% for the nine months ended October 31, 2014.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)

Research and development	$15,584	$13,476	$2,108	15.6%	$41,995	$35,767	$6,228	17.4%

Research and development expense increased for the three and nine months ended October 31, 2014 primarily due to increases in engineering personnel costs, product development costs and facility allocation costs. Our research and development engineering headcount increased to 357 at October 31, 2014 compared to 351 at October 31, 2013, resulting in increases in salary related expenses of approximately $0.4 million and $1.0 million for the three and nine months ended October 31, 2014, respectively. The increases were also attributable to additional stock-based compensation expense of approximately $1.0 million and $2.3 million for the three and nine months ended October 31, 2014, respectively, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees. Our product development costs increased by approximately $0.4 million and $1.3 million for the three and nine months ended October 31, 2014, respectively, compared to the same periods in the prior fiscal year resulting from new product development efforts on a number of next generation SoCs. In fiscal year 2014, we entered into a lease agreement for our new headquarters located in Santa Clara, California and continued the expansion of our enterprise resource planning system, resulting in additional facility allocation costs of approximately $0.3 million and $1.3 million for the three and nine months ended October 31, 2014, respectively.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)

Selling, general and administrative	$7,324	$5,761	$1,563	27.1%	$20,954	$16,303	$4,651	28.5%

Selling, general and administrative expense increased for the three and nine months ended October 31, 2014 primarily due to increased headcount to support our expanding business. Our selling, general and administrative headcount increased to 144 at October 31, 2014 compared to 126 at October 31, 2013, resulting in increases in salary related expenses of approximately $0.7 million and $2.5 million for the three and nine months ended October 31, 2014, respectively. The increases were also attributable to additional stock-based compensation expense of approximately $0.8 million and $2.0 million for the three and nine months ended October 31, 2014, respectively, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees.

Other Income (Loss), Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)

Other income (loss), net	$40	$(12)	$52	433.3%	$128	$(28)	$156	557.1%

The increases in other income (loss), net, for the three and nine months ended October 31, 2014 as compared to the same periods of prior fiscal year were primarily due to approximately $42,000 and $105,000, respectively, of net interest income from our investments.

Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars in thousands)

Provision for income taxes	$364	$926	$(562)	(60.7)%	$1,973	$2,066	$(93)	(4.5)%
Effective tax rate	2.0%	9.2%	—	(7.2)%	5.7%	9.3%	—	(3.6)%

The effective tax rates decreased for the three and nine months ended October 31, 2014 compared to the same periods of last fiscal year primarily due to changes in the mix of earnings among our various geographic jurisdictions and the release of uncertain tax positions of approximately $0.5 million recorded in prior periods as a result of the expiration of the statute of limitations related to such periods.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities and restricted cash of $186.5 million and $143.4 million as of October 31, 2014 and January 31, 2014, respectively. For the nine months ended October 31, 2014, we invested $40.0 million in high quality, highly liquid debt securities. We hold these investments as available-for-sale securities and mark them to market. As of October 31, 2014, the debt securities had a fair value of approximately $40.0 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2014	2013
	(in thousands)

Net cash provided by operating activities	$35,800	$22,929
Net cash used in investing activities	(41,827)	(1,371)
Net cash provided by financing activities	9,210	5,999

Net increase in cash	$3,183	$27,557

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the nine months ended October 31, 2014 primarily due to increased net income, adjusted for increased non-cash stock-based compensation, and increased liabilities and income tax payables associated with the timing of payments to suppliers. The increase was partially offset by increased accounts receivable associated with the timing of payments from customers.

Net Cash Used in Investing Activities

Net cash used in investing activities increased for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013 primarily due to $47.4 million investments in highly-liquid, short-term marketable securities. The increase was partially offset by $7.0 million in cash receipts from selling and maturities of a portion of these investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased for the nine months ended October 31, 2014 compared to the same period in prior fiscal year primarily due to an additional $3.2 million in net cash proceeds from option exercises and contributions from employees to the employee stock purchase plan.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2014 and for the nine months ended October 31, 2014. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, implement and enhance our information technology platforms and to meet the requirements of the Sarbanes-Oxley Act. We expect our accounts receivable and inventory balances to increase, and could be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of October 31, 2014:

	Payment Due by Period as of October 31, 2014
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other

Contractual Obligations
Facilities under operating leases	$5,445	$449	$3,384	$1,612	$—	$—
Technology license or other obligations under operating leases	7,513	1,182	6,321	10	—	—
Purchase obligations	26,006	26,006	—	—	—	—
Uncertain tax liabilities	1,147	—	—	—	—	1,147

Total	$40,111	$27,637	$9,705	$1,622	$—	$1,147

As of October 31, 2014, we had purchase obligations with our independent contract manufacturers of $26.0 million.

Uncertain tax liabilities represent our potential liabilities related to uncertain tax positions as of October 31, 2014. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of October 31, 2014, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents, marketable securities and restricted cash totaling $186.5 million and $143.4 million at October 31, 2014 and January 31, 2014, respectively. Our cash and restricted cash consist of cash in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of October 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. For the three months ended October 31, 2014, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 74.1% of our total revenue, and sales to our ten largest customers collectively accounted for approximately 81.2% of our total revenue. For the nine months ended October 31, 2014, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 64.0% of our total revenue, and sales to our ten largest customers collectively accounted for approximately 74.8% of our total revenue. For the three and nine months ended October 31, 2014, sales to our largest ODM customer accounted for approximately 40.8% and 29.1% of our total revenue, respectively. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. The loss of a significant customer could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation and Panasonic Corporation. In the IP security camera market, our primary competitors include HiSilicon Technologies Co., Ltd., Geo Semiconductor, Inc., Grain Media, Inc., and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB, Panasonic and Sony. In the market for automotive aftermarket cameras, we compete against Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the infrastructure market include Intel Corporation, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, MediaTek, Inc., NVIDIA Corporation, Qualcomm Incorporated and Samsung Electronics Co., Ltd., enter these markets.

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

From inception through October 31, 2014, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a substantial majority of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with a product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup foundry vendor could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung Electronics Co., Ltd., or Samsung, and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we may utilize. As we transition to more advanced process nodes beyond 28 nanometer, or nm, we will be increasingly dependent upon such foundries.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in all of Asia other than Japan. Approximately 51% and 60% of our revenue was derived from sales through Wintech for the three months ended October 31, 2014 and 2013, respectively. Approximately 60% and 54% of our revenue was derived from sales through Wintech for the nine months ended October 31, 2014 and 2013, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2015, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $15.6 million and $13.5 million for the three months ended October 31, 2014 and 2013, respectively. Our research and development expense was $42.0 million and $35.8 million for the nine months ended October 31, 2014 and 2013, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 16 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of October 31, 2014, we had forty issued and allowed patents in the United States plus twenty additional continuation patents, three issued patents in China, one issued patent in Japan and twenty-three pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit improper payments or offers of payment to foreign governments and political parties by us for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. We recently implemented our FCPA compliance program in connection with our initial public offering and cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-corruption laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

Although we have hired additional accounting and finance personnel with system implementation experience and Sarbanes-Oxley Act compliance expertise, the continued growth of the business may require additional trained resources to meet the requirements of being a public company. Any inability to recruit and retain such finance personnel would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our ordinary shares to decline and could harm our business, operating results and financial condition.

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

We recently substantially completed implementation of the core modules of a new enterprise resource planning, or ERP, system. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, otherwise operate our business or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 94% and 91% of our revenue for the three and nine months ended October 31, 2014, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

As of October 31, 2014, we had approximately $40.0 million investments in securities. The investments consisted primarily of asset-backed securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

Date: December 9, 2014

AMBARELLA, INC.

	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 9, 2014	By:	/s/ George Laplante
George Laplante
Chief Financial Officer

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.