Form 10-K
period 2015-01-31
AMBARELLA INC
filed 2015-03-30
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☒    NO  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2014, was approximately $790 million based upon the closing price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of January 31, 2015: 30,837,529 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of shareholders to be held on or about June 4, 2015 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The forward-looking statements are contained principally in, but not limited to, the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “targets,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, competitive position, industry environment, potential growth opportunities and the effects of competition, our market opportunity, our ability to develop new solutions, our future financial and operating performance, sales and marketing strategy, investment strategy and the results of our investments, research and development, customer and supplier relationships, customer demand, industry trends, our cash needs and capital requirements, and expectations about seasonality, taxes, and operating expenses. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report on Form 10-K. These factors include, but are not limited to, the risks described under Item 1A of Part I—“Risk factors,” Item 7 of Part II—“Management’s discussion and analysis of financial condition and results of operations,” elsewhere in this Annual Report on Form 10-K and those discussed in other documents we file with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

The inherent flexibility of our technology platform enables us to deliver our solutions for numerous applications in multiple markets. In the camera market, our platform enables the creation of high-quality video content in wearable sports cameras, automotive aftermarket cameras, professional and consumer Internet Protocol, or IP, security cameras, telepresence cameras, and unmanned aerial vehicles, or UAV’s. Our revenue growth over the last three years has been driven by specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras and IP security cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding and transcoding and IP video delivery applications.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including Axis Communications AB, Dahua Technology Co., Ltd., GoPro Inc., Hikvision Digital Technology Co., and Robert Bosch GmbH and affiliated entities, who source our solutions from ODMs including Asia Optical Co. Inc., Chicony Electronics Co., Ltd., DigiLife Technologies Co., San Jet Technology Corp., and Sky Light Digital Ltd. In the infrastructure market, our solutions are designed into products from leading OEMs including Harmonic Inc., Motorola Mobility, Inc. (owned by Arris Group, Inc.) and Telefonaktiebolaget LM Ericsson, who source our solutions from leading ODMs such as Plexus Corp.

We employ a fabless manufacturing strategy and are currently shipping the majority of our solutions in the 45, 32 and 28 nanometer, or nm, process nodes. As of January 31, 2015, we had 524 employees worldwide, approximately 70% of whom are in research and development. Our headquarters are located in Santa Clara, California, and we also have research and development design centers and business development offices in China, Japan, South Korea and Taiwan. For our fiscal years ended January 31, 2015, 2014 and 2013, we recorded revenue of $218.3 million, $157.6 million and $121.1 million, respectively, and net income of $50.6 million, $25.7 million and $18.2 million, respectively. We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years starting from 2009.

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

Industry Background

Trends Impacting the Video Content Creation and Distribution Markets

Video traffic is growing at a significant rate. The market trends that are fundamentally impacting video content creation and distribution include the following:

•

Increasing Number of Video Capture Devices. Traditionally, HD video has been captured using large, power intensive and expensive dedicated devices. Recent improvements in HD video capture quality, device size and cost have allowed video capture functionality to be incorporated into a broad range of devices. Today, smartphones, tablets, wearable cameras, automotive aftermarket cameras, IP security cameras, telepresence cameras and unmanned aerial vehicles, or UAVs, are increasingly including both HD video capture and high-quality still image capture. In the IP video segment of the camera market, growth is being driven by customers’ demand for HD imaging and networking capabilities to replace aging analog and standard-definition systems currently used for professional and consumer security applications. In addition to the significant growth in the number of devices, new applications are emerging for video capture devices. Very small HD cameras, or wearable cameras, incorporating connectivity to the smart phone or internet are being developed for new applications such as law enforcement, personal security and social media. In some regions of the world, such as China, Russia, South Korea and Taiwan, video capture devices are being added as aftermarket accessories to automobiles and connected to on-board recording systems to capture video in the event of an incident, which assists the legal and insurance claims process following an accident.

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

•

Requirement for Efficient Video Compression. HD video is increasingly a requirement for consumer video cameras, IP security cameras and for the broadcast of television programs, whether via cable, satellite or IP networks. Uncompressed HD video requires massive amounts of digital data to represent it, necessitating the need for H.264, and in the future, high efficiency video coding, or HEVC, video compression technology to reduce data rates for storage or for transmission of video over networks with limited bandwidth. In broadcast television, the upgrade of networks to new HEVC video compression technology will support the transition of consumers to 4K video. In consumer cameras, the efficiency of the encoding has a significant impact on video quality, recording time and battery life. In IP security cameras, encoding efficiency is important for realizing the highest image quality possible over bandwidth-limited networks, and for minimizing the costs of cloud-based storage of video content. Additionally, the ability to actively adapt the encoding bit-rate based on changing network bandwidth availability provides the highest possible video quality and enables network traffic management. As consumers increasingly view video on smartphones and tablets, in addition to traditional televisions and PCs, the ability to trans-rate video content in real time to the various resolutions and bit-rates supported by the smartphones or tablets is essential.

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

•

Portability and Rugged Durability. Consumers are demanding increasingly smaller and portable video capture devices with rugged durability that capture high-quality images and video. Specifically, consumers want to capture high-quality video and images while being active, such as with wearable cameras for sports, police or social media applications, or with cameras embedded in accessories such as sunglasses, or record possible events such as an accident with an automotive aftermarket camera, or capture security related footage from an IP security camera in an indoor or outdoor environment. These growing use cases are all being enabled by technology that allows high performance, low power, still image and video capture in rugged form factors.

Evolving requirements for cameras and broadcast infrastructure equipment typically center around video definition and frame rates, ability to capture high-quality still images and video, wide angle viewing, analytics, and transcoding capability:

•

Higher Definition and Higher Frame Rates. The demand for enhanced video resolution has been increasing in both the camera and infrastructure markets. Consumers expect video quality to be closer to high-resolution still images, which continues to drive the transition from standard definition to Full HD and beyond. Similarly, as new display technologies enable higher resolutions and higher frame rates, we believe consumer demand will drive the requirement for UHD or 4K video capture and transmission. In the market for wearable sports cameras, for example, resolution and frame rate have been the primary factor in consumers’ purchasing decisions. In the infrastructure market, consumer demand for viewing Full HD content has prompted broadcasters to seek high-performance solutions.

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

•

Analytics. Analytics is becoming increasingly important for the development of intelligent video cameras. In the IP security camera market, analytics can be used for various functions including motion detection to trigger alarms, and the counting and tracking of people. The application of analytics data may be also be used to help control the video encoding process to reduce video bitrates and maximize network efficiency. In the automotive market, the application of analytics for advanced driver assistance systems, or ADAS, is increasingly being used to help drivers. Automotive analytics functions include lane detection warning system (LDWS) and forward collision warning (FCW). In general, powerful CPUs and dedicated analytics hardware are required to support the analytics algorithms in video cameras.

•

Transcoding. The ability to decode and simultaneously re-encode high-quality video streams in multiple formats, which is commonly referred to as transcoding, using dense, small form factor and power-efficient hardware is a critical requirement for content providers and the video cloud. Given the differing connection speeds and capacities in current communication networks, broadcasters must be able to deliver video to consumers at varying bit-rate and quality levels. Furthermore, the significant increase in the number and types of devices capable of displaying video, from HD televisions to smartphones, requires broadcasters and other distributors to have the capability to provide video content in multiple formats and source resolutions.

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

Many leading camera OEMs have used proprietary technologies to try to address these technical challenges. However, many of these OEMs are vertically integrated and generally allocate fewer resources to semiconductor design solutions than are necessary, and hence are not generally able to produce low-cost leading edge technologies quickly and efficiently. Additionally, the market for traditional Single Lens Reflex, or SLR, and Digital Still Cameras, or DSC, is declining as smartphones increasingly include high quality photography and video capture capability. The decline in market size combined with increasing silicon tape out costs may continue to make vertically integrated semiconductor developments less commercially attractive.

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

•

New and Emerging Markets. We intend to continue to customize and adapt our solutions to meet the needs of additional emerging markets. For example, we are working with end customers to develop video capture devices for both professional and consumer wearable camera applications, such as point-of-view police cameras. In the IP security camera market, we are developing solutions optimized for both professional and consumer applications, including low bit-rate encoding, battery operated devices and low light operation. In addition, we are developing advanced analytics for the consumer and professional IP security and automotive markets to enhance SoC functionality. We believe advanced analytics on the SoC, such as face recognition, object identification and motion detection will expand the addressable market for our SoC’s.

Our Competitive Strengths

Our platform technology solutions provide performance attributes that meet the highest standards of the infrastructure market, satisfy the stringent demands of the camera market and enable integration of HD video and image capture capabilities in portable devices. We believe that our leadership in HD video and image processing applications is the result of our competitive strengths, including:

•

High-Performance, Low Power Video and Image Algorithm Expertise. Our solutions provide Full HD and UHD video at exceptional resolution and frame rates. Our extensive algorithm expertise, which facilitates efficient video and image compression, enables our solutions to achieve low power consumption without compromising performance. Our solutions achieve high storage and transmission efficiencies through innovative and complex video and image compression algorithms that significantly reduce the output bit-rate. This smaller storage footprint directly benefits the performance of our solutions in several ways including lower memory storage requirements and reduced bandwidth needs for transmission, which is more conducive to sharing content between devices. These benefits are particularly important in transcoding and video cloud applications. Our solutions can enable high-performance image capture of up to 30 16-megapixel still images per second. Our solutions can deliver clear images in low light conditions because of our 3D motion compensated temporal filtering, or MCTF, and multiple exposure processing. Additionally, our wide dynamic range, or WDR, and high dynamic range, or HDR, processing capabilities provide greater dynamic range between the lightest and darkest areas of an image, permitting captured still images to reveal details that would otherwise be lost against a bright background. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera applications.

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

•

Highly-Integrated SoC Solutions Based on a Scalable Platform. Our product families leverage our core high-performance video processing architecture combined with an extensive set of integrated peripherals, which enables our platform to address the requirements of a variety of applications and end markets. Traditional solutions have generally relied upon significant customization to meet the specific requirements of each market, resulting in longer design cycles and higher development costs. Our flexible and highly-scalable platform enables us to address multiple markets with reduced design cycles and costs. Our platform also enables us to develop fully integrated SoC solutions that provide the system functionalities required by our customers on a single chip. Our extensive system integration expertise enables us to integrate core video processing functionality with many peripheral functions such as multiple inputs and outputs, lens controllers, flash controllers and remote control interfaces to reduce system complexity and interoperability issues. Furthermore, we have successfully migrated our process nodes from 130nm to 28nm since our founding and have a proven track record of developing and delivering multiple solutions with first-pass silicon success. Beginning in fiscal year 2015, we began investing in development of our next generation SoCs in the 14nm process node.

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

Our Strategy

Our objective is to be the leading provider of processing solutions for the capture, sharing and display of HD and UHD video and still imagery. Key elements of our strategy are to:

•

Extend Our Technology Leadership. We intend to continue to invest in the development of video and image processing solutions designed to meet evolving consumer demands such as higher performance, lower cost, lower power, connectivity and interoperability with other connected devices. We intend to leverage our existing technical expertise and continue to invest significant resources both in our current solutions and in developing solutions that address new markets as well as new segments of existing markets. We will continue to recruit and develop expertise in the area of high-performance processor design and algorithm and software development, and build on our proprietary intellectual property position in HD and UHD video processing. We believe that continued investment in our proprietary technology platform will enable us to increase our technological leadership in terms of the performance and the functionality of our solutions.

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

•

Target New Applications Requiring Connectivity, HD Video Processing and Low Power. We intend to leverage our core technology platform to address other processing markets that have high-performance, robust connectivity, low latency and low power requirements. Examples of markets that we are focused on penetrating are the wearable camera markets which include sports, professional and consumer applications, the market for automotive aftermarket cameras, the professional and consumer IP security camera markets and the UAV market. Our camera solutions’ ability to provide connectivity and simultaneous high-quality video and image capture in a power efficient system have facilitated preliminary engagements with leaders in the emerging wearable camera markets. Additionally, our high-performance video and image capture, connectivity, capability to stream HD video efficiently and power efficiency have enabled us to develop relationships with leaders in the wearable sports camera market, the market for automotive aftermarket cameras and the IP security camera market, which we intend to expand as those markets continue to develop.

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

•

Wearable Cameras including Sports, Commercial and Social Media. Durable cameras that provide HD video quality increasingly include embedded connectivity to share and display video. Our low power, high-resolution and connected solution can be found majority variety of cameras in this end market.

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

•

Unmanned Aerial Vehicles. These cameras are integrated into unmanned aerial vehicles, which may also be referred to as quadcopters, drones or flying cameras, for capturing aerial video or photographs. Our high-performance, high frame rate and low power architecture enables improved functionality with Full HD video capture. In addition, our ability to provide high-resolution still image capture and HD video capture simultaneously enables hybrid capability for the user.

The chart below describes our current product lines and target markets:

Infrastructure broadcast encoders, transcoders

Ambarella A6 (65nm)
1080p60
RDO, multi-pass
MPEG-2, H.264, transcoding

Ambarella A8 (32nm)
Quad 1080p60, 4:2:2
RDO, multi-pass
MPEG-2, H.264, transcoding

Wearable, sports, flying cameras

Ambarella A2S (65nm)
1080p30
Entry level

Ambarella A5S (45nm)
1080p30
Dual-stream

Ambarella A7L (32nm)
1080p60
Advanced imaging
Dual-stream

Ambarella A9 (32nm)
4K Ultra HD
Advanced Imaging
Dual Cortex-A9

Ambarella A12W (28nm)
1080p60
Dual stream
Ultra low power

Ambarella H1 (28nm)
4K Ultra HD
H.265, H.264
Advanced Imaging

Automotive cameras

Ambarella A2S (65nm)
1080p30
Entry level

Ambarella A5S (45nm)
Dual 1080p30
Linux

Ambarella B5
Automotive transceiver/ receiver

Ambarella A7LA (32nm)
Dual 1080p30
LDWS, FCW

Ambarella A9 (32nm)
Surround view
Advanced Imaging
Dual Cortex-A9

Ambarella A12A (28nm)
Dual 1080p30
HDR
Single Cortex-A9
LDWS, FCW

IP security cameras

Ambarella A5S (45nm)
1080p30
Quad-stream
Linux

Ambarella S2 (32nm)
4Kp30
Advanced analytics
Dual Cortex-A9

Ambarella S2L (28nm)
1080p60
Single Cortex-A9
HDR
De-warping

Ambarella S3 (28nm)
4K Ultra HD
H.265, H.264
Dual Cortex-A9
De-warping
Advanced Imaging

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

System Integration Expertise
Complete SoC + System Software
Making UHD possible for portable devices
Low Power Design Methodology
High Performance Chip Architecture
Multi-core, multi-threaded
16MPixel @ 60fps Capture
AmbaClear™ High Quality Image Processing
AmbaCast™ H.264 and H.265 UHD Video Processing
4KP60 H.264
4KP30 H.265
50+ International Patents Filed

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

AmbaClear

Our proprietary image signal processing architecture, known as AmbaClear, incorporates advanced algorithms to convert raw sensor data to high-resolution still and high-definition video images concurrently. Image processing algorithms include sensor, lens and color correction, demosaicing, which is a process used to reconstruct a full color image from incomplete color samples, noise filtering, detail enhancement and image format conversion. For example, raw sensor data can be captured at up to 16-megapixel resolution at 60 frames per second and filtered down to two megapixels for HD video processing while selected 16-megapixel frames are concurrently processed by the still image processor. This image processing reduces noise in the input video and improves video quality resulting in better storage and transmission efficiencies. Our wide dynamic range, or WDR, and high dynamic range, or HDR, processing capabilities provide greater dynamic range between the lightest and darkest areas of an image, permitting video images to reveal details that would otherwise be lost against a bright background. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera and surround view applications.

AmbaCast

Our proprietary HD video processing architecture, known as AmbaCast, incorporates advanced algorithms for motion estimation, motion-compensated temporal filtering, mode decision and rate control. Successful implementation of these computationally intensive steps has helped us maximize compression efficiency. We support all three compression profiles—baseline, main and high—as specified in the H.264. We also support the main profile H.265 compression with up to 2x better compression efficiency compared to our H.264 compression.

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

Design Methodology

The success of our technology platform stems from our algorithm-driven design methodology. We test and verify our algorithms on our proprietary architectural model prior to implementing our algorithms in hardware. Our advanced verification methodology validates our approach through simultaneous modeling of architecture, algorithms and the hardware itself. This redundant approach enables us to identify and remediate any weaknesses early in the development cycle, providing a solid foundation on which we build our hardware implementation, and enhances our ability to achieve first-pass silicon success. We have a history of using several process nodes from 130nm through 28nm. In fiscal year 2015, we began investing in development of our next generation SoCs in the 14nm process node. We possess extensive expertise in video and imaging algorithms as well as deep sub-micron digital and mixed-signal design experience.

SoC Solution

Our SoC designs integrate HD and UHD video processing, image processing, applications processing and system functions onto a single chip, delivering exceptional video and image quality with differentiated features, including advanced wireless connectivity. Our multi-core DSP architecture is highly scalable and balances software programmability with hardware-accelerated performance to achieve extremely low power consumption and maximize camera battery life. The programmable architecture provides our customers with the flexibility they need to quickly develop a wide range of differentiated products. Additionally, our SoCs integrate mixed signal (analog/digital) functionality and high speed interfaces required for interfacing to advanced high-speed CMOS sensors and industry standard interfaces such as USB 2.0 and HDMI 2.0.

Our H1 SoC, which we introduced in January 2015, supports 4K UHD video resolution at 60 frames per second as well as high frame-rate video for capturing fast-action sports with 1080p video at 240 frames per second or 720p video at 480 frames per second. Our H1 SoC includes dual core ARM ® Cortex™-A9 CPUs providing the performance required for advanced applications including wireless connectivity to smartphones for video streaming or image sharing, or advanced analytics. Fabricated in 28nm CMOS technology, the H1 SoC offers low power consumption, enabling 4KP60 resolution video cameras with small form factors.

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

Transcoding Expertise

We were the first to market with a single-chip broadcast-class high definition H.264 codec. Our current solution for the infrastructure market, the A8 Broadcast Encoder/Transcoder solution, quadruples throughput of our A6 solution while retaining the small form factor and power efficiency required of high density applications. The A8 delivers significantly improved video encoding quality and additional functionality including audio processing, graphic overlay, multi-pass, and multi-screen encoding. The A8 addresses content contribution, distribution and turn-around markets with 420/422 and 8/10 bit encode, decode, and transcoding of MPEG-2 and H.264.

Customers

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including Axis Communications AB, Dahua Technology Co., Ltd., GoPro Inc., Hikvision Digital Technology Co., and Robert Bosch GmbH and affiliated entities, who source our solutions from ODMs including Asia Optical Co. Inc., Chicony Electronics Co., Ltd., DigiLife Technologies Co., San Jet Technology Corp., and Sky Light Digital Ltd. In the infrastructure market, our solutions are designed into products from leading OEMs including Harmonic Inc., Motorola Mobility, Inc. (owned by Arris Group, Inc.) and Telefonaktiebolaget LM Ericsson, who source our solutions from leading ODMs such as Plexus Corp.

Sales to customers in Asia accounted for approximately 91%, 88% and 87% of our revenue in the fiscal years ended January 31, 2015, 2014 and 2013, respectively. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In fiscal years 2015, 2014 and 2013, 94%, 88% and 78% of our revenue was attributable to sales of our solutions into the camera market, respectively, and 6%, 12% and 22% of our revenue was attributable to sales of our solutions into the infrastructure market, respectively. To date, all of our sales have been denominated in U.S. dollars.

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

Approximately 89%, 85% and 80% of our revenue was derived from sales through our logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, and through one large direct ODM customer, Chicony Electronics Co., Ltd., or Chicony, for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In fiscal year 2015, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 64% of our revenue and sales to our 10 largest customers collectively accounted for approximately 74% of our revenue. In fiscal year 2014, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 55% of our revenue and sales to our 10 largest customers collectively accounted for approximately 67% of our revenue. In fiscal year 2013, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 37% of our revenue and sales to our 10 largest customers collectively accounted for approximately 48% of our revenue.

Sales and Marketing

We sell our solutions worldwide using our direct sales force and, in limited volume, our logistics providers. We have direct sales personnel covering the United States, Asia and Europe, and we operate sales offices in Santa Clara, California and Hong Kong, and business development offices in China, Japan, South Korea, Sweden and Taiwan. In addition, in each of these locations, other than Sweden, we employ a staff of field applications engineers to provide direct engineering support locally to our customers.

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

The end markets into which we sell our products have seen significant changes as consumer preferences have evolved in response to new technologies. As a result, the composition of our revenue may differ meaningfully during periods of technology or consumer preference changes. For example, in fiscal year 2011, pocket video revenue represented approximately 40% of total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero percent of total revenue in fiscal year 2013. Conversely, our revenue derived from the wearable sports camera market, the IP security camera market and the market for automotive aftermarket cameras supported total revenue growth in the 2012-2015 fiscal years despite the loss of our pocket video revenue. We expect shifts in consumer use of video capture to continue to change over time, as more specialized use cases emerge and video capture continues to proliferate.

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

Wafer Fabrication

We have a history of using several process nodes from 130nm through 28nm. We currently manufacture the majority of our solutions in 45nm, 32nm and 28nm silicon wafer production process geometries utilizing the services of several different foundries. In fiscal year 2015, we began investing in development of our next generation SoCs in the 14nm process node. Currently, the majority of our SoCs are supplied by Samsung in South Korea, from whom we have the option to purchase both fully-assembled and tested products as well as tested die in wafer form for assembly. We also have products supplied by Global UniChip Corporation, or GUC, in Taiwan, from whom we purchase fully-assembled and tested products. The wafers used by GUC in the assembly of our products are manufactured by Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, in Taiwan.

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

Research and Development

We believe our technology is a competitive advantage and we engage in substantial research and development efforts to develop new products and integrate additional features and capabilities into our HD and UHD video processing solutions. We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. Our research and development team is comprised of both semiconductor and software designers. Our semiconductor design team has extensive experience in large-scale semiconductor design, including architecture description, logic and circuit design, implementation and verification. Our software design team has extensive experience in development and verification of software for the HD video market. Because the integration of hardware and software is a key competitive advantage of our solutions, our hardware and software design teams work closely together throughout the product development process. The experience of our hardware and software design teams enables us to effectively assess the tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented in hardware and in software.

We have assembled a core team of experienced engineers and systems designers in three research and development design centers located in the United States, China and Taiwan.

For the fiscal years ended January 31, 2015, 2014 and 2013, our research and development expense was $58.0 million, $48.8 million and $42.8 million, respectively.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors in the wearable sports and IP security camera markets include HiSilicon Technologies Co., Ltd., Geo Semiconductor, Inc., Grain Media, Inc., Movidius Ltd., Socionext Inc., a new entity created from the merger of system LSI businesses of Fujitsu Limited and Panasonic Corporation, and Texas Instruments Incorporated, as well as vertically integrated divisions of consumer device OEMs, including Canon Inc. and Sony Corporation. In the automotive aftermarket camera market, we compete against Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the infrastructure market include Intel Corporation, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, MediaTek, Inc., NVIDIA Corporation, Qualcomm Incorporated and Samsung, enter these markets.

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition and broader product offerings which may enable them to develop and enable new technology into product solutions better or faster than us and to better withstand adverse economic or market conditions in the future.

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

We believe we compete favorably with respect to these factors, particularly because our solutions typically provide high-performance and low power consumption video, efficient integration of our advanced algorithms, exceptional storage and transmission efficiencies at lower power, highly-integrated SoC solutions based on a scalable platform, and comprehensive and flexible software. We cannot ensure, however, that our solutions will continue to compete favorably or that we will be successful in the face of increasing competition from new products introduced by existing or new competitors.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2015, we had forty-two issued and allowed patents in the United States plus twenty additional continuation patents, three issued patents in China, one issued patent in Japan and twenty-six pending and provisional patent applications in the United States. The issued and allowed patents in the United States expire beginning in 2024 through 2033. Many of our issued patents and pending patent applications relate to image and video processing and HD video compression.

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

Employees

At January 31, 2015, we employed a total of 524 people, including 125 in the United States and 398 in Asia, primarily in China and Taiwan. We also engage temporary employees and consultants. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Information concerning revenue, results of operations, assets and revenue by geographic area is set forth in Item 6, “Selected Financial Data” and Note 11, “Segment Reporting,” of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that OEM. For example, improved smartphone video capture capabilities, and rapid adoption of smartphones by consumers, led to the decline of an entire category of pocket video cameras aimed at the casual video capture market. In fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero percent of our total revenue by fiscal year 2013. If other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2015, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 64% of our total revenue, and sales to our ten largest customers collectively accounted for approximately 74% of our total revenue. In fiscal year 2015, sales to our largest ODM customer accounted for approximately 32% of our total revenue. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. The loss of a significant customer could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

To date, our revenue has been attributable to demand for our video and image processing SoCs in the camera and infrastructure markets and the growth of these overall markets. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We derive the substantial majority of our revenue from the camera market, and our operating results are increasingly affected by trends in the camera market. These trends include demand for higher resolution, increasing functionality, longer battery life, greater storage and connectivity requirements, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted the camera market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. If our target markets, such as wearable cameras, automotive aftermarket cameras, IP security cameras, and UAV cameras, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation and Panasonic Corporation. In the IP security camera market, our primary competitors include HiSilicon Technologies Co., Ltd., Geo Semiconductor, Inc., Grain Media, Inc., Movidius Ltd., Socionext Inc., a new entity created from the merger of system LSI businesses of Fujitsu Ltd. and Panasonic Corporation, and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB, and Sony. In the market for automotive aftermarket cameras, we compete against Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the infrastructure market include Intel Corporation, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, MediaTek, Inc., NVIDIA Corporation, Qualcomm Incorporated and Samsung Electronics Co., Ltd., enter these markets.

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are and have significantly better brand recognition and broader product offerings which may enable them to develop and enable new technology into product solutions better or faster than us and to better withstand adverse economic or market conditions in the future. Our ability to compete will depend on a number of factors, including:

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

From inception through January 31, 2015, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a substantial majority of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 57%, 56% and 63% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2015, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $218.3 million in fiscal year 2015, including growth rates of 38% and 30% in the last two fiscal years. We may not achieve similar growth rates in future periods. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $58.0 million, $48.8 million and $42.8 million in fiscal year 2015, 2014 and 2013, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 16 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, such as 14nm or 16nm process nodes, and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we transition to more advanced process nodes beyond 28nm, we will be increasingly dependent upon Samsung and TSMC, who are two of the few foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end-customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of January 31, 2015, we had forty-two issued and allowed patents in the United States plus twenty additional continuation patents, three issued patents in China, one issued patent in Japan and twenty-six pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Our security systems are designed to maintain the physical security of our facilities and information systems and protect our customers’, suppliers’ and employees’ confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems or the existence of computer viruses in our data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Security breaches, computer malware and computer hacking attacks have become more prevalent and sophisticated. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties or create system disruptions. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our information systems and cause disruptions of our business. Data security breaches may also result from non-technical means, for example, actions by an employee. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We also rely on a number of third-party “cloud-based” service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit improper payments or offers of payment to foreign governments and political parties by us for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. We recently implemented our FCPA compliance program and cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-corruption laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

We became a public company on October 10, 2012 and have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to compliance, and we may not effectively or efficiently manage our transition into a public company. Additionally, for fiscal year 2015, we ceased to be an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. As a result, we are now, and will continue to be, subject to additional disclosure and compliance requirements associated with being a public company going forward, including but not limited to compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as described below.

Rules and regulations such as the Sarbanes-Oxley Act have increased our legal and finance compliance costs and made some activities more time consuming and costly. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 compliance may divert internal resources and take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. In addition, these Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness or significant deficiency, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our recent growth rate could present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to successfully complete the procedures and certification and attestation requirements of Section 404, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the Securities and Exchange Commission, or SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our ordinary shares. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

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

If we fail to strengthen our financial reporting systems, infrastructure and internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately and prevent fraud. We expect to continue incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2015 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2016 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate after this offering and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business may adversely affect our operating results.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 91% of our revenue in fiscal year 2015. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

As of January 31, 2015, we had approximately $40.1 million in securities investments. The investments consisted primarily of money market funds, commercial paper, asset-backed securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the eurozone crisis and the U.S. debt ceiling crisis, which have affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

Our principal executive offices are located in Santa Clara, California, consisting of approximately 35,000 square feet of office space under a lease that expires in April 2018. This facility accommodates our principal sales, marketing, research and development, finance, and administration activities. We lease approximately 54,000 square feet of office space in Hsinchu, Taiwan under lease agreements that automatically renew each year. The Taiwan facilities accommodate research and development, business development, operations, and administration support. We lease approximately 27,000 square feet of office space in Shanghai and Shenzhen, China, under leases that expire in November 2017 and April 2016, respectively, to support research and business development. We lease additional facilities in Hong Kong for sales and inventory warehousing and in Japan and South Korea for our local business development personnel.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2015:

	Approximate
	Square
Major Locations	Footage	Usage
United States:
Santa Clara, California	35,000	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration
Asia Pacific:
Hsinchu, Taiwan	54,000	Research and Development; Business Development; Operations; Administration
Shanghai, China	15,000	Research and Development; Business Development
Shenzhen, China	12,000	Research and Development; Business Development
Kowloon, Hong Kong	4,000	Sales; Warehousing
Shin-Yokohama, Japan	4,000	Business Development
SeongNam, South Korea	2,000	Business Development

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Ordinary Shares

Our ordinary shares have been traded on the NASDAQ Global Market under the symbol “AMBA” since October 10, 2012. Prior to that date, there was no public trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per ordinary share as reported by the NASDAQ Global Market:

	Price Range
	High	Low
Year Ended January 31, 2015:
Fourth Quarter	$63.20	$44.20
Third Quarter	$46.78	$27.40
Second Quarter	$33.81	$21.60
First Quarter	$35.38	$24.47
Year Ended January 31, 2014:
Fourth Quarter	$36.49	$19.55
Third Quarter	$22.67	$13.16
Second Quarter	$19.44	$12.94
First Quarter	$16.00	$9.04

On March 23, 2015, there were 46 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders. On March 23, 2015, the last reported sale price of our stock was $72.25 per ordinary share as reported by the NASDAQ Global Market.

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so in the foreseeable future.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from October 10, 2012 (the date our ordinary shares commenced trading on the NASDAQ) through January 31, 2015 of the cumulative total return for our ordinary shares, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Comparison of 27 months Cumulative Total Return

	10/10/2012	10/31/2012	1/31/2013	4/30/2013	7/31/2013	10/31/2013	1/31/2014	4/30/2014	7/31/2014	10/31/2014	1/31/2015
Ambarella, Inc.	100	119.1	164.4	226.1	273.9	339.1	528.5	410.1	472.1	730.9	912.7
NASDAQ Composite	100	97.6	103.0	109.1	118.8	128.4	134.5	134.8	143.2	151.7	151.9
PHLX Semiconductor Index	100	99.7	112.2	120.9	129.9	137.9	143.9	156.6	165.2	174.2	177.6

Purchases of Equity Securities by the Issuer

None.

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Statements of Operations Data:

	Year Ended January 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenue	$218,278	$157,608	$121,066	$97,257	$94,739
Income from operations	$51,861	$27,917	$19,906	$11,255	$15,477
Net income	$50,571	$25,654	$18,188	$9,821	$13,929
Net income per share attributable to ordinary shareholders:
Basic	$1.70	$0.93	$0.64	$0.32	$0.54
Diluted	$1.57	$0.85	$0.60	$0.30	$0.50

Selected Consolidated Balance Sheet Data:

	As of January 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash, cash equivalents and marketable securities	$207,994	$143,394	$100,494	$58,944	$41,896
Working capital	229,889	151,834	108,318	54,875	35,764
Total assets	284,284	183,307	138,603	81,739	64,133
Total liabilities	47,073	26,946	26,271	24,390	25,964
Redeemable convertible preference shares	—	—	—	50,900	39,273
Total shareholders' equity (deficit)	237,211	156,361	112,332	6,449	(1,104)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content primarily for wearable sports cameras, Internet Protocol, or IP, security cameras, and automotive aftermarket cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications.

Our sales cycles typically require a significant investment of time and a substantial expenditure of resources before we can realize revenue from the sale of our solutions, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management along with our sales personnel and software engineers. If successful, this process culminates in a customer’s decision to use our solutions in its system, which we refer to as a design win. Our sales efforts are typically directed to the OEM of the product that will incorporate our video and image processing solution, but the eventual design and incorporation of our SoC into the product may be handled by an ODM on behalf of the OEM. Volume production may begin within six to 18 months after a design win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once one of our solutions has been incorporated into a customer’s design, we believe that our solution is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning a product or substituting an alternative solution. Conversely, a design loss to a competitor will likely preclude any opportunity for us to generate future revenue from such customer’s product.

Fiscal Year 2015 Financial Highlights and Trends

•

We recorded revenue of $218.3 million, an increase of 38.5% as compared to fiscal year 2014. The increase over the prior year was primarily due to strong demand for our A5S, A7L and A9 SoCs in the IP security, wearable sports and automotive aftermarket camera markets. In addition, the initial ramp of our A5S and A9 chips into the unmanned aerial vehicles, or UAV, market also contributed to the revenue growth in fiscal year 2015. The increase was partially offset by a year over year decline in the infrastructure market as a result of continued weak market conditions in the United States and Europe as system manufacturers have delayed investment in network upgrades to the new H.265 compression technology.

•

We recorded operating income of $51.9 million, an increase of 85.8% as compared to fiscal year 2014, primarily due to continuing growth in revenue, as well as efficient control of product costs and operating expenses.

•

We generated cash flows from operating activities of $52.3 million in fiscal year 2015, as compared to $34.4 million in fiscal year 2014. The increase was primarily due to increased net income, adjusted for increased non-cash stock-based compensation, and increased liabilities associated with the timing of payments to suppliers as well as income tax payables.

The increase in cash flows from operating activities was partially offset by increased accounts receivable associated with higher revenues and the timing of payments from customers, increased inventory purchases to support continuing growth of sales, increased deferred tax assets as a result of higher stock-based compensation, as well as decreased deferred revenue from the timing of shipments to our logistics provider and resulting sell-through revenue recognition.

•

In fiscal year 2015, we invested $40.0 million in highly liquid, short-term marketable securities. We hold these investments as available-for-sale securities. As of January 31, 2015, the debt securities had a fair value of approximately $40.1 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

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

Shifting Consumer Preferences. Our revenue is subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities, and the rapid adoption by consumers, led to the decline of pocket video cameras aimed at the video and image capture market. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable sports cameras, IP security cameras and automotive aftermarket cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes in the market to continue to impact our business performance.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Over the last five years, we have continued to provide solutions for the camcorder and infrastructure markets, but also have expanded our focus to include the wearable sports, IP security and automotive camera markets. We believe our entry into these markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand our end market exposure, such as to non-sports wearable cameras and unmanned aerial vehicles, or UAV, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

Ability to Capitalize on Connectivity Trend. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable sports cameras, IP security and automotive aftermarket cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable sports cameras allow consumers to quickly stream or upload video and images to social media platforms.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2015	2014	2013
	(dollars in thousands)
Revenue	$218,278	$157,608	$121,066
Cost of revenue	79,142	57,761	40,405
Gross profit	139,136	99,847	80,661
Operating expenses:
Research and development	57,978	48,777	42,829
Selling, general and administrative	29,297	23,153	17,926
Total operating expenses	87,275	71,930	60,755
Income from operations	51,861	27,917	19,906
Other income (loss), net	175	(22)	136
Income before income taxes	52,036	27,895	20,042
Provision for income taxes	1,465	2,241	1,854
Net income	$50,571	$25,654	$18,188

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2015	2014	2013
Revenue	100%	100%	100%
Cost of revenue	36	37	33
Gross profit	64	63	67
Operating expenses:
Research and development	27	31	35
Selling, general and administrative	13	15	15
Total operating expenses	40	46	50
Income from operations	24	17	17
Other income (loss), net	—	—	—
Income before income taxes	24	17	17
Provision for income taxes	1	1	2
Net income	23%	16%	15%

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

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated depreciation and facility expenses. We expect our selling expense to increase in absolute dollars as we expand the size of our sales and marketing organization to support our anticipated growth. We expect our general and administrative expense to increase in absolute dollars but remain relatively flat as a percentage of revenue as we continue to develop the infrastructure necessary to operate as a public company, which includes increased audit and legal fees, costs to comply with the Sarbanes-Oxley Act of 2002, the rules and regulations applicable to companies listed on The NASDAQ Stock Market, investor relations costs, and higher insurance premiums.

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

Comparison of the Fiscal Years Ended January 31, 2015, 2014 and 2013

Revenue

				Change
	Year Ended January 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$218,278	$157,608	$121,066	$60,670	38.5%	$36,542	30.2%

Revenue increased for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014 primarily due to strong demand for our A5S, A7L and A9 SoCs in the IP security, wearable sports and automotive aftermarket camera markets. In addition, the initial ramp of our A5S and A9 chips into the UAV market also contributed to the revenue growth in fiscal year 2015. The increase was partially offset by a year over year decline in the infrastructure market as a result of continued weak market conditions in the United States and Europe as system manufacturers have delayed investment in network upgrades to the new H.265 compression technology.

Revenue increased for the fiscal year ended January 31, 2014 compared to the fiscal year ended January 31, 2013 primarily due to continuing adoption by new and existing customers in our IP security and wearable sports camera markets, partially offset by a year over year decline in revenues from the automotive and infrastructure markets. The decline in revenue from the automotive market was primarily due to the late roll out of the new A7LA based camera product and competitive pressures at the low end of the market. The decreased revenue in the infrastructure market was due to weak market conditions in the United States and Europe in this industry resulting in lower capital expenditures for video encoding capital equipment.

Cost of Revenue and Gross Margin

				Change
	Year Ended January 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$79,142	$57,761	$40,405	$21,381	37.0%	$17,356	43.0%
Gross profit	139,136	99,847	80,661	39,289	39.3%	19,186	23.8%
Gross margin	63.7%	63.4%	66.6%	—	0.3%	—	(3.2)%

Cost of revenue increased for the fiscal years ended January 31, 2015 and 2014, respectively, primarily due to increases in the number of SoCs sold into the camera markets. The increases were partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes.

Gross margin increased for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014 primarily due to increased revenues associated with higher gross margin from the ramp in shipments of our A7L and A9 chips into the wearable sports, automotive, and UAV camera markets. The increase was partially offset by continuing reduction in the higher gross margin infrastructure business. Infrastructure revenue declined as a percentage of total revenue from 12% for the fiscal year ended January 31, 2014 to 6% for the fiscal year ended January 31, 2015.

Gross margin declined for the fiscal year ended January 31, 2014 compared to the fiscal year ended January 31, 2013 primarily due to a significant reduction in the higher gross margin infrastructure business. Infrastructure revenue declined as a percentage of total revenue from 22% for the fiscal year ended January 31, 2013 to 12% for the fiscal year ended January 31, 2014.

Research and Development

				Change
	Year Ended January 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$57,978	$48,777	$42,829	$9,201	18.9%	$5,948	13.9%

Research and development expense increased for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014 primarily due to increases in engineering headcount, foundry development costs and facility allocation costs. Our research and development engineering headcount increased to 365 at January 31, 2015 compared to 358 at January 31, 2014, resulting in an increase in salary related expenses of approximately $2.7 million in fiscal year 2015. The increases were also attributable to additional stock-based compensation of approximately $3.6 million in fiscal year 2015, as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the employee stock purchase plan. The third party foundry costs expended on the development of our next generation SoCs increased by approximately $1.9 million in fiscal year 2015. The increased development costs were partially offset by a $0.9 million in payment from one customer who agreed to share development costs. In fiscal year 2014, we entered into a lease agreement for our new headquarters located in Santa Clara, California and in fiscal year 2015 we continued the expansion of our enterprise resource planning system, resulting in additional facility allocation costs of approximately $1.8 million for the fiscal year ended January 31, 2015.

Research and development expense increased for the fiscal year ended January 31, 2014 compared to the fiscal year ended January 31, 2013 primarily due to increases in engineering headcount, foundry development costs and facility allocation costs. Our research and development engineering headcount increased to 358 at January 31, 2014 compared to 334 at January 31, 2013, resulting in an increase in salary related expenses of approximately $1.7 million in fiscal year 2014. The increase of salary related expenses was partially offset by $0.4 million for a one-time IPO bonus accrued for China employees in fiscal year 2013, which was not repeated in fiscal year 2014. Beginning from the initial public offering date in the third quarter of fiscal year 2013, we granted restricted stock units and offered participation in an employee stock purchase plan, resulting in an increase in stock-based compensation expense of approximately $1.9 million in fiscal year 2014. Our third party foundry costs related to the development of our next generation SoCs increased by approximately $2.2 million in fiscal year 2014. The increased development costs were partially offset by a $1.0 million one-time payment from a customer who agreed to fund custom software development, which we had no expectations or commitments for future product revenues or development projects with this customer. In fiscal year 2014, we entered into a lease agreement for our new Santa Clara, California headquarters and implemented the initial phase of a new enterprise resource planning system, resulting in an additional facility allocation cost of approximately $1.3 million.

Selling, General and Administrative

				Change
	Year Ended January 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$29,297	$23,153	$17,926	$6,144	26.5%	$5,227	29.2%

Selling, general and administrative expense increased for the fiscal years ended January 31, 2015 and 2014 primarily due to an additional $5.7 million and $4.0 million, respectively, in compensation as a result of increases in headcount and stock-based compensation from issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the employee stock purchase plan. In addition, we incurred approximately $0.7 million and $1.2 million of additional expenditures on outside professional services to support the continued development of our enterprise resource planning system, to meet the requirements of the Sarbanes-Oxley Act, and the compliance requirements of being a public company for the fiscal years ended January 31, 2015 and 2014, respectively.

Other Income (Loss), Net

				Change
	Year Ended January 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
Other income (loss), net	$175	$(22)	$136	$197	895.5%	$(158)	(116.2)%

The increase in other income (loss), net, for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014 was primarily due to approximately $150,000 of net interest income from marketable security investments.

The decrease in other income (loss), net, for the fiscal year ended January 31, 2014 compared to the fiscal year ended January 31, 2013 was primarily due to net income impact from revaluation of warrants to purchase redeemable convertible preference shares in fiscal year 2013 which was converted into warrants to purchase ordinary shares upon our IPO in the third quarter of fiscal year 2013 and, as a result, there was no future impact to net income from revaluation of such warrants thereafter.

Provision for Income Taxes

				Change
	Year Ended January 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,465	$2,241	$1,854	$(776)	(34.6)%	$387	20.9%
Effective tax rate	3%	8%	9%	—	(5)%	—	(1)%

Income tax expense and effective tax rate decreased in fiscal year 2015 as compared to fiscal year 2014 primarily due to a favorable change in our geographic mix of profits as well as an increase in federal research and experiment credit, partially offset by non-deductible stock-based compensation expenses.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$52,258	$34,350	$10,514
Net cash used in investing activities	(40,061)	(1,688)	(1,014)
Net cash provided by financing activities	14,700	10,238	32,050
Net increase in cash	$26,897	$42,900	$41,550

Net Cash Provided by Operating Activities

Fiscal year 2015 compared to fiscal year 2014: Cash provided by operating activities increased primarily due to increased net income, adjusted for increased non-cash stock-based compensation, and increased liabilities associated with the timing of payments to suppliers as well as income tax payables. The increase in cash flows from operating activities was partially offset by increased accounts receivable associated with higher revenues and the timing of payments from customers, increased inventory purchases to support continuing growth of sales, increased deferred tax assets as a result of higher stock-based compensation, as well as decreased deferred revenue from the timing of shipments to our logistics provider and resulting sell-through revenue recognition.

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

Net Cash Used in Investing Activities

Fiscal year 2015 compared to fiscal year 2014: Net cash used in investing activities increased primarily due to $40.0 million investments in highly liquid, short-term marketable securities, net of cash receipts from the sale or maturity of a portion of these investments.

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

Net Cash Provided by Financing Activities

Fiscal year 2015 compared to fiscal year 2014: Net cash provided by financing activities increased primarily due to an additional $2.1 million in cash proceeds from option exercises and contributions from participants in the employee stock purchase plan and an additional $2.4 million of recognized excess tax benefits from increased stock-based compensation.

Fiscal year 2014 compared to fiscal year 2013: Net cash provided by financing activities decreased primarily due to $30.4 million of net cash proceeds from selling of our ordinary shares in connection with our IPO in fiscal year 2013. The decrease was partially offset by an additional $7.8 million of cash receipts from employee stock option exercises, contributions from participants in the employee stock purchase plan, and from the exercise of warrants to purchase ordinary shares in fiscal year 2014.

Sources of Liquidity

As of January 31, 2015 and 2014, we had cash, cash equivalents and marketable securities of approximately $208.0 million and $143.4 million, respectively. In fiscal year 2015, we invested $40.0 million in highly liquid, short-term marketable securities. We hold these investments as available-for-sale securities and mark them to market. As of January 31, 2015, these securities had a fair value of approximately $40.1 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2015. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, implement and enhance our information technology platforms and to meet the requirements of the Sarbanes-Oxley Act. We expect our accounts receivable and inventory balances to increase, and could be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2015:

	Payment Due by Period as of January 31, 2015
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities under operating leases (1)	$4,981	$1,821	$2,923	$237	$—	$—
Technology license or other obligations under operating leases (2)	7,088	3,667	3,421	—	—	—
Purchase obligations (3)	27,547	27,547	—	—	—	—
Uncertain tax liabilities (4)	1,391	—	—	—	—	1,391
Total	$41,007	$33,035	$6,344	$237	$—	$1,391

(1)

Facilities under operating leases represent facilities with initial lease terms in excess of one year. They are located in Santa Clara (California), China, Hong Kong, and Japan. The lease for our Santa Clara headquarters has a five-year term and terminates in fiscal year 2019. The lease for our Shanghai facility has a seven-year term and terminates in fiscal year 2018. The lease for our Shenzhen facility has a two-year term and terminates in fiscal year 2017. The Hong Kong facility has a three-year term and terminates in fiscal year 2017. The leases for our Japan facilities have two-year terms and terminate in fiscal year 2016 and 2017, respectively.

(2)	Technology license obligations under operating leases represent future cash payments for software or other technology licenses which are used in product design or daily operation.
(3)	Purchase obligations consist primarily of inventory purchase obligations with our independent contract manufacturers.
(4)

Uncertain tax liabilities represent our liabilities for uncertain tax positions as of January 31, 2015. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain employees to align their interests with the interests of existing shareholders. We recognize that these stock-based awards dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2015, a total of 4.3 million outstanding stock options and unvested restricted stock units, or RSUs, will potentially dilute our earnings per share. This potential dilution will only result if outstanding options vest and are exercised and RSUs vest and are settled. As of January 31, 2015, 100% of our outstanding options had exercise prices less than the current market price of our ordinary shares.

Off-Balance Sheet Arrangements

As of January 31, 2015, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Critical Accounting Policies and Significant Management Estimates

The preparation of audited consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate the estimates, judgments and assumptions including those related to (i) the collectability of accounts receivable; (ii) write down for excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) impairment of long-lived assets and financial instruments; (v) warranty obligations; (vi) the valuation of stock-based compensation awards and marketable securities; (vii) the probability of performance objectives achievement; (viii) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (ix) the recognition and disclosure of contingent liabilities. We may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. These estimates, judgments and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions, and such differences could be material.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates:

Revenue Recognition

We generate revenue from the sales of our SoCs to OEMs or ODMs, either directly or through logistics providers. Revenue from sales directly to OEMs and ODMs is recognized upon shipment provided persuasive evidence of an arrangement exists, legal title to the products and risk of ownership have transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. We provide our logistics providers with the rights to return excess levels of inventory and to future price adjustments. Given the inability to reasonably estimate these price changes and returns, revenue and costs related to shipments to logistics providers are deferred until we have received notification from our logistics providers that they have sold our products. Information reported by our logistics providers includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to a logistics provider, we record a trade receivable as there is a legally enforceable right to receive payment, reduce inventory for the value of goods shipped as legal title has passed to the logistics provider and defer the related margin as deferred revenue in the consolidated balance sheets. Any price adjustments are recorded as a change to deferred revenue at the time the adjustments are agreed upon.

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

We sell a limited amount of software under perpetual licenses that include post-contract customer support, or PCS. We do not have evidence of fair value for the PCS and, accordingly, license revenue is recognized ratably over the estimated supporting period in accordance with ASC 985, Software Revenue Recognition. We also enter into development agreements with certain customers. Revenue is deferred for any amounts billed prior to delivery of development services. However, if we retain the intellectual property generated from these development agreements, receipts and costs related to these arrangements are included in research and development expense. The revenue from those licenses and services was not material for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents. Investments that are highly liquid with original maturities at the time of purchase greater than three months are considered as marketable securities.

We classify these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The amortization of security premiums and accretion of discounts and the realized gains and losses are both recorded in other income (loss), net in the consolidated statements of operations. We review our investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, we consider the following factors: (1) general market conditions, (2) the duration and extent to which the fair value is less than cost and (3) our intent and ability to hold the investment.

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

As part of the process of preparing consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the consolidated statements of operations become deductible expenses under applicable income tax laws, or loss or credit carryforwards are utilized.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had cash, cash equivalents and marketable securities totaling $208.0 million and $143.4 million at January 31, 2015 and 2014, respectively. Our cash is deposited in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of short-term investments in a variety of debt securities with high liquidity. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a material impact on our future interest income or investment fair value. The risk associated with fluctuating interest rates is limited to our investment portfolio.

Foreign Currency Risk

To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur operating expenses and hold assets and liabilities denominated in foreign currencies, principally the New Taiwan Dollar and the Chinese Yuan Renminbi. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our total revenue, we believe that the exposure to foreign currency fluctuation risk from operating expenses is insignificant at this time. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements required by this Item are set forth as a separate section of this Annual Report on Form 10-K. See Item 15 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data (Unaudited)

The following table sets forth unaudited supplementary quarterly financial data for the two year period ended January 31, 2015. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair presentation of the data for the periods presented.

	For the Three Months Ended
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
	2014	2014	2014	2015	2013	2013	2013	2014
	(in thousands, except per share data)
Revenue	$40,921	$46,968	$65,689	$64,700	$33,941	$37,710	$45,990	$39,967
Cost of revenue	15,325	16,432	24,130	23,255	12,248	14,419	16,689	14,405
Gross profit	25,596	30,536	41,559	41,445	21,693	23,291	29,301	25,562
Operating expenses:
Research and development	12,914	13,497	15,584	15,983	11,317	10,974	13,476	13,010
Selling, general and administrative	6,755	6,875	7,324	8,343	5,157	5,385	5,761	6,850
Total operating expenses	19,669	20,372	22,908	24,326	16,474	16,359	19,237	19,860
Income from operations	5,927	10,164	18,651	17,119	5,219	6,932	10,064	5,702
Other income (loss), net	49	39	40	47	(5)	(11)	(12)	6
Income before income taxes	5,976	10,203	18,691	17,166	5,214	6,921	10,052	5,708
Provision for income taxes	716	893	364	(508)	473	667	926	175
Net income	$5,260	$9,310	$18,327	$17,674	$4,741	$6,254	$9,126	$5,533
Net income per share attributable to ordinary shareholders:
Basic	$0.18	$0.32	$0.61	$0.58	$0.17	$0.23	$0.33	$0.19
Diluted	$0.17	$0.29	$0.57	$0.53	$0.16	$0.21	$0.30	$0.18

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” (as defined in Rules 13a- 15(e) and 15d- 15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2015.

The effectiveness of our internal control over financial reporting as of January 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preference shares and shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ambarella, Inc. and its subsidiaries at January 31, 2015 and January 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in fiscal year 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 30, 2015

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,	January 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$170,291	$143,394
Marketable securities	37,703	—
Accounts receivable, net	40,180	18,837
Inventories	21,693	10,452
Restricted cash	8	3
Deferred tax assets, current	1,990	1,599
Prepaid expenses and other current assets	3,506	2,951
Total current assets	275,371	177,236
Property and equipment, net	3,075	3,018
Deferred tax assets, non-current	3,936	1,134
Other assets	1,902	1,919
Total assets	$284,284	$183,307
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	21,036	8,321
Accrued liabilities	18,699	11,705
Income taxes payable	748	545
Deferred tax liabilities, current	92	—
Deferred revenue, current	4,907	4,831
Total current liabilities	45,482	25,402
Deferred revenue, non-current	198	—
Other long-term liabilities	1,393	1,544
Total liabilities	47,073	26,946
Commitments and contingencies (Note 11)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2015 and January 31, 2014, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at January 31, 2015 and January 31, 2014, respectively; 30,837,529 shares issued and outstanding at January 31, 2015; 28,748,513 shares issued and outstanding at January 31, 2014	14	13
Additional paid-in capital	140,564	110,285
Accumulated other comprehensive income (loss)	(1)	—
Retained earnings	96,634	46,063
Total shareholders’ equity	237,211	156,361
Total liabilities and shareholders' equity	$284,284	$183,307

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2015	2014	2013
Revenue	$218,278	$157,608	$121,066
Cost of revenue	79,142	57,761	40,405
Gross profit	139,136	99,847	80,661
Operating expenses:
Research and development	57,978	48,777	42,829
Selling, general and administrative	29,297	23,153	17,926
Total operating expenses	87,275	71,930	60,755
Income from operations	51,861	27,917	19,906
Other income (loss), net	175	(22)	136
Income before income taxes	52,036	27,895	20,042
Provision for income taxes	1,465	2,241	1,854
Net income	$50,571	$25,654	$18,188
Net income per share attributable to ordinary shareholders:
Basic	$1.70	$0.93	$0.64
Diluted	$1.57	$0.85	$0.60
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	29,742,653	27,680,778	13,511,646
Diluted	32,278,127	30,172,563	15,016,986

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended January 31,
	2015	2014	2013
Net income	$50,571	$25,654	$18,188
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(1)	—	—
Other comprehensive income (loss), net of tax	(1)	—	—
Comprehensive income	$50,570	$25,654	$18,188

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Redeemable					Accumulated
	Convertible		Outstanding		Additional	Other
	Preference Shares		Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2012	13,315,727	$50,900	7,600,869	$3	$4,225	$—	$2,221	$6,449
Conversion of redeemable convertible preference shares to ordinary shares	(13,315,727)	(50,900)	13,315,727	6	50,894	—	—	50,900
Issuance of shares in connection with initial public offering, net of issuance cost	—	—	5,804,651	3	30,412	—	—	30,415
Conversion of preference share warrants to ordinary share warrants	—	—	—	—	110	—	—	110
Exercise of stock options, dollar amounts net of unvested stock options exercised early	—	—	313,827	—	950	—	—	950
Vesting of early exercised stock options	—	—	—	—	314	—	—	314
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	—	—	4,999	—	—	4,999
Excess income tax benefit associated with stock-based compensation	—	—	—	—	7	—	—	7
Net income	—	—	—	—	—	—	18,188	18,188
Balance--January 31, 2013	—	—	27,035,074	12	91,911	—	20,409	112,332
Exercise of stock options, dollar amounts net of unvested stock options exercised early	—	—	1,160,286	1	6,919	—	—	6,920
Vesting of early exercised stock options	—	—	—	—	143	—	—	143
Vesting of restricted stock units	—	—	174,888	—	—	—	—	—
Employee stock purchase plan	—	—	341,973	—	1,744	—	—	1,744
Exercise of warrants to purchase ordinary shares	—	—	36,292	—	130	—	—	130
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	—	—	8,535	—	—	8,535
Excess income tax benefit associated with stock-based compensation	—	—	—	—	903	—	—	903
Net income	—	—	—	—	—	—	25,654	25,654
Balance--January 31, 2014	—	—	28,748,513	13	110,285	—	46,063	156,361
Exercise of stock options, dollar amounts net of unvested stock options exercised early	—	—	1,456,944	1	8,507		—	8,508
Vesting of early exercised stock options	—	—	—	—	59		—	59
Vesting of restricted stock units	—	—	484,296	—	—		—	—
Employee stock purchase plan	—	—	147,776	—	2,735		—	2,735
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	—	—	15,692		—	15,692
Excess income tax benefit associated with stock-based compensation	—	—	—	—	3,286		—	3,286
Net unrealized gains (losses) on investments - net of taxes	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—		50,571	50,571
Balance--January 31, 2015	—	$—	30,837,529	$14	$140,564	$(1)	$96,634	$237,211

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$50,571	$25,654	$18,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,335	1,096	737
Amortization/accretion of marketable securities	675	—	—
Loss on disposal of long-lived assets	21	13	4
Amortization of other intangible assets	—	—	270
Stock-based compensation	15,692	8,535	4,999
Excess income tax benefits associated with stock-based compensation	(3,286)	(903)	7
Other non-cash items, net	26	—	(149)
Changes in operating assets and liabilities:
Accounts receivable	(21,343)	1,316	(10,668)
Inventories	(11,241)	(1,534)	(2,132)
Prepaid expenses and other current assets	(563)	(375)	(1,134)
Deferred tax assets	(3,193)	(433)	(871)
Other assets	307	63	(443)
Accounts payable	12,715	1,270	45
Accrued liabilities	6,686	(2,539)	6,656
Income taxes payable	3,490	807	(244)
Deferred tax liabilities	92	—	—
Deferred revenue	274	1,380	(4,751)
Net cash provided by operating activities	52,258	34,350	10,514
Cash flows from investing activities:
Investment in a private company	(290)	—	—
Purchase of investments	(59,807)	—	—
Sales of investments	8,729	—	—
Maturities of investments	12,668	—	—
Net proceeds from disposal of fixed assets	—	13	—
Purchase of property and equipment	(1,361)	(1,701)	(1,528)
Restricted Cash	—	—	514
Net cash used in investing activities	(40,061)	(1,688)	(1,014)
Cash flows from financing activities:
Proceeds from exercise of stock options, warrants, and employee stock purchase plan, net of repurchase of stock options	11,414	9,360	1,610
Payment for initial public offering cost	—	(25)	(1,950)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	32,390
Excess income tax benefits associated with stock-based compensation	3,286	903	—
Net cash provided by financing activities	14,700	10,238	32,050
Net increase in cash and cash equivalents	26,897	42,900	41,550
Cash and cash equivalents at beginning of period	143,394	100,494	58,944
Cash and cash equivalents at end of period	$170,291	$143,394	$100,494
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,069	$1,766	$3,402
Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$75	$24	$122
Supplemental disclosure of noncash financing activities:
Increase in accrued liabilities related to non-monetary financing activities	$—	$—	$25
Conversion of redeemable convertible preference shares to ordinary shares	$—	$—	$50,900
Conversion of redeemable convertible preference share warrants to ordinary share warrants	$—	$—	$110

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) the collectability of accounts receivable; (ii) write down for excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) impairment of long-lived assets and financial instruments; (v) warranty obligations; (vi) the valuation of stock-based compensation awards and marketable securities; (vii) the probability of performance objectives achievement; (viii) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (ix) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances.

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

A substantial portion of the Company’s revenue is derived from sales through its logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, and through one large direct ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these two customers could result in a temporary or permanent loss of revenue and obligation to repurchase unsold product. Furthermore, any credit issues from these two customers could impair their abilities to make timely payment to the Company. See Note 12 for additional information regarding concentration with these two customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash primarily in checking and money market accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on deposits of its cash. The cash equivalents and marketable securities consist primarily of money market funds, asset-backed securities, commercial paper and debt securities of corporations which management assesses to be high credit quality, in order to limit the exposure of each investment. The Company does not hold or issue financial instruments for trading purposes.

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

Fair Value of Financial Instruments

The fair value accounting is applied to all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed in the financial statements on a recurring basis. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities, approximate fair value due to the short-term nature.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents. Investments that are highly liquid with original maturities at the time of purchase greater than three months are considered as marketable securities.

The Company classifies these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The amortization of security premiums and accretion of discounts and the realized gains and losses are both recorded in other income (loss), net in the consolidated statements of operations. The Company reviews its investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, the Company considers the following factors: 1) general market conditions, 2) the duration and extent to which the fair value is less than cost, 3) the Company’s intent and ability to hold the investment.

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

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not include finance charges. The Company performs ongoing credit evaluation of its customers and generally requires no collateral. The Company assesses the need for allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments by considering factors such as historical collection experience, credit quality, aging of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. There were no write-offs of accounts receivable for fiscal years 2015, 2014 and 2013, respectively. There was no material allowance for doubtful accounts recorded as of January 31, 2015 and 2014, respectively.

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

Internal-Use Software

The Company capitalizes certain software that is acquired and developed solely for internal use. The capitalization costs include fees for services provided to develop software during the application development stage, costs incurred to obtain software, and certain costs for employees who are directly associated with and who directly devote time to the project. The capitalization begins when the preliminary project stage is completed and ceases no later than the point at which the project is substantially complete and ready for its intended use after all substantial testing is completed. The internal-use software is amortized over its estimated useful life. Repairs and maintenance are charged to expense as incurred. As of January 31, 2015, the Company has capitalized approximately $1.6 million of internal-use software and has been recorded in property and equipment, net on the consolidated balance sheets.

Impairment of Long-Lived Assets

The Company records long-lived assets at cost and evaluates them for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. When the sum of the expected future undiscounted cash flows expected to be generated by the related asset group is less than its carrying amount, an impairment loss would be recognized. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s estimated fair value. There has been no occurrence of events to date that would trigger an impairment analysis. As such, no impairment charge has been recognized as of January 31, 2015.

Cost Method Investment

The Company accounts for its investment in a privately held company under the cost method and reports the investment in other assets in the consolidated balance sheets. The Company monitors the carrying value of the investment and records a reduction in carrying value when a decline in value is deemed to be other than temporary. To date, there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of this investment and the Company has not recognized any impairment losses related to this investment.

Revenue Recognition

The Company generates revenue from the sales of its SoCs to OEMs or ODMs, either directly or through logistics providers. Revenue from sales directly to OEMs and ODMs is recognized upon shipment provided persuasive evidence of an arrangement exists, legal title to the products and risk of ownership have transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company provides its logistics providers with the rights to return excess levels of inventory and to future price adjustments. Given the inability to reasonably estimate these price changes and returns, revenue and costs related to shipments to logistics providers are deferred until the Company has received notification from its logistics providers that they have sold the Company’s products. Information reported by the Company’s logistics providers includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to a logistics provider, the Company records a trade receivable as there is a legally enforceable right to receive payment, reduces inventory for the value of goods shipped as legal title has passed to the logistics provider and defers the related margin as deferred revenue in the consolidated balance sheets. Any price adjustments are recorded as a change to deferred revenue at the time the adjustments are agreed upon.

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

The Company sells a limited amount of software under perpetual licenses that include post-contract customer support, or PCS. The Company does not have evidence of fair value for the PCS and, accordingly, license revenue is recognized ratably over the estimated supporting period in accordance with ASC 985, Software Revenue Recognition. The Company also enters into development agreements with certain customers. Revenue is deferred for any amounts billed prior to delivery of development services. However, if the Company retains the intellectual property generated from these development agreements, receipts and costs related to these arrangements are included in research and development expense. The revenue from those licenses and services was not material for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (the “IFRS”). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity shall identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

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

2. Financial Instruments and Fair Value

Beginning in fiscal year 2015, the Company invested a portion of its cash in marketable securities that are denominated in United States dollars. The investment portfolio consists of money market funds, asset-backed securities, commercial paper and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the consolidated balance sheets as follows:

	As of January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$2,427	$—	$—	$2,427
Commercial paper	1,497	—	—	1,497
Corporate bonds	32,356	9	(10)	32,355
Asset-backed securities	3,851	—	—	3,851
Total cash equivalents and marketable securities	$40,131	$9	$(10)	$40,130

As of
January 31, 2015
(in thousands)
Included in cash equivalents	$2,427
Included in marketable securities	37,703
Total cash equivalents and marketable securities	$40,130

The contractual maturities of the investments at January 31, 2015 were as follows:

As of
January 31, 2015
(in thousands)
Due within one year	$37,559
Due within one to two years	2,571
Total cash equivalents and marketable securities	$40,130

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of January 31, 2015.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of January 31, 2015:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$2,427	$2,427	$—	$—
Commercial paper	1,497	—	1,497	—
Corporate bonds	32,355	—	32,355	—
Asset-backed securities	3,851	—	3,851	—
Total cash equivalents and marketable securities	$40,130	$2,427	$37,703	$—

3. Inventories

Inventories at January 31, 2015 and 2014 consisted of the following:

	As of January 31,
	2015	2014
	(in thousands)
Work-in-progress	$13,805	$5,119
Finished goods	7,888	5,333
Total	$21,693	$10,452

4. Property and Equipment, net

Depreciation expense was approximately $1.3 million, $1.1 million and $0.7 million for the years ended January 31, 2015, 2014 and 2013, respectively. Property and equipment at January 31, 2015 and 2014 consisted of the following:

	As of January 31,
	2015	2014
	(in thousands)
Computer equipment and software	$5,310	$4,521
Machinery and equipment	2,234	2,114
Furniture and fixtures	456	411
Leasehold improvements	1,215	1,198
Construction in progress	64	—
	9,279	8,244
Less: accumulated depreciation and amortization	(6,204)	(5,226)
Total property and equipment, net	$3,075	$3,018

In March 2013, the Company entered into a lease agreement of approximately 35,000 square feet for its new headquarters located in Santa Clara, California with an initial five-year term. Pursuant to the lease agreement, the Company agreed to pay certain construction costs. As of January 31, 2014, the Company had capitalized approximately $0.7 million of leasehold improvements as a result of the construction, which is being depreciated over the term of the lease.

In August 2012, the Company began implementation of its enterprise resources planning (“ERP”) system. As of January 31, 2015, the Company capitalized approximately $1.6 million of internal-use software related to the ERP implementation project and amortized over an estimated economic useful life of three years under a straight-line method.

5. Accrued Liabilities

Accrued liabilities at January 31, 2015 and 2014 consisted of the following:

	As of January 31,
	2015	2014
	(in thousands)
Accrued employee compensation	$11,318	$8,108
Accrued warranty	203	269
Accrued rebates	254	270
Accrued product development costs	5,004	1,904
Other accrued liabilities	1,920	1,154
Total accrued liabilities	$18,699	$11,705

6. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at January 31, 2015 and 2014 consisted of the following:

	As of January 31,
	2015	2014
	(in thousands)
Deferred revenue on product shipments	$4,663	$5,174
Deferred revenue from licenses & services	1,610	1,023
Deferred cost of revenue on product shipments	(1,168)	(1,366)
Total deferred revenue, net	$5,105	$4,831

7. Capital Stock

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

Preference shares

After completion of the IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no shares issued and outstanding as of January 31, 2015 and 2014, respectively.

Warrants

In connection with a financing agreement in 2004, the Company issued warrants to purchase 36,292 redeemable convertible preference shares at an exercise price of $3.582 per share.

Prior to the closing of IPO, the Company utilized the Black-Scholes option pricing model to determine the fair value of the warrants, including the consideration of underlying ordinary share price, a risk-free interest rate, expected term and expected volatilities. Certain inputs used in the model were unobservable. As a result, the valuation of warrants was categorized as Level 3 in accordance with ASC 820, Fair Value Measurement. The warrants were revalued up to the closing of IPO and any change in fair value had been recorded in other income (loss).

Upon the completion of the IPO, the warrants to purchase redeemable convertible preference shares converted to warrants to purchase ordinary shares. As a result, $110,000 of aggregate fair market value was reclassified from liabilities to shareholders’ equity. As of January 31, 2014, the warrants were fully exercised and were no longer outstanding.

Ordinary shares

200,000,000 ordinary shares were authorized at January 31, 2015 and 2014, respectively. As of January 31, 2015 and 2014, the following ordinary shares were reserved for future issuance:

	As of January 31,
	2015	2014
Shares reserved for options and restricted stock units	5,055,845	5,699,530
Shares reserved for employee stock purchase plan	667,990	456,410

8. Employee Benefits and Stock-based Compensation

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

The exercise price of ISOs granted to a holder of more than 10% of the voting power of all classes of the Company’s shares shall be no less than 110% of fair market value on the grant date. The exercise price of ISOs granted to other employees and NSOs shall be no less than 100% of fair market value on the grant date. Options granted under the Plan have a term of up to 10 years from grant date. Options granted to new employees generally vest 25% on the first anniversary service date of the grant and remainder vest ratably over the following 36 months. Vesting schedules for other option grants vary and are subject to approval by the board of directors.

Restricted stock units, or RSUs, granted to new employees generally vest as to 1/4th of the shares on the first anniversary service date of the grant and 1/16th of the RSUs vest every 3 months thereafter, so as to be 100% vested on the fourth anniversary of the vesting commencement date. Vesting schedules for other service and performance condition awards vary and are subject to approval by the board of directors; provided that the performance RSUs shall not vest at all until the performance conditions are achieved and are subject to the RSU holder continuing to provide services to the Company through such vesting dates. The performance condition RSUs are automatically forfeited in their entirety, without any cost to or action by the Company, if there has been no achievement of the performance.

On February 1, 2014, the Company added 1,297,555 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

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

On February 1, 2014, the Company added 359,356 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Early Exercise Rights. Certain employees have the rights to early exercise unvested options, subject to repurchase rights held by the Company at their original purchase price upon termination of employment until vested. As of January 31, 2015 and 2014, a total of 86,925 and 86,340 shares of unvested early exercised options were repurchased, respectively. The unvested early exercised shares subject to the Company’s repurchase rights were not material as of January 31, 2015.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Stock-based compensation:
Cost of revenue	$343	$178	$92
Research and development	8,654	4,887	2,942
Selling, general and administrative	6,695	3,470	1,965
Total stock-based compensation	$15,692	$8,535	$4,999

As of January 31, 2015, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $10.3 million and $48.7 million, respectively, and is expected to be recognized over a weighted-average period of 2.39 years and 2.90 years, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2015	2014	2013
Stock Options:
Volatility	64%	65%	66%
Risk-free interest rate	1.93%	1.55%	0.91%
Expected term (years)	6.01	6.06	6.05
Dividend yield	0%	0%	0%
Employee stock purchase plan awards:
Volatility	49%	52%	51%
Risk-free interest rate	0.07%	0.04%	0.18%
Expected term (years)	0.5	0.5	0.94
Dividend yield	0%	0%	0%

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contactual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2012	4,375,906	$5.63
Granted	451,071	8.79	$5.23
Exercised	(313,827)	3.21		$2,087
Forfeited	(168,615)	7.22
Outstanding at January 31, 2013	4,344,535	6.07
Granted	255,520	18.14	$10.85
Exercised	(1,160,286)	5.96		$18,217
Forfeited	(81,063)	10.34
Outstanding at January 31, 2014	3,358,706	6.92
Granted	428,781	36.33	$21.37
Exercised	(1,456,944)	5.84		$46,427
Forfeited	(48,634)	13.38
Outstanding at January 31, 2015	2,281,909	$13.00			6.35	$96,547
Exercisable at January 31, 2015	1,553,901	$7.22			5.30	$74,735
Vested and expected to vest at January 31, 2015	2,239,650	$12.68			6.30	$95,482

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and expected-to-vest options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $55.31 on January 31, 2015, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock units activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2012	—	$—
Granted	345,171	9.99
Vested	—	—
Forfeited	(5,954)	9.99
Unvested at January 31, 2013	339,217	9.99
Granted	1,265,472	14.78
Vested	(174,888)	11.91
Forfeited	(19,712)	11.97
Unvested at January 31, 2014	1,410,089	14.02
Granted	1,111,204	38.60
Vested	(484,296)	17.39
Forfeited	(56,549)	19.93
Unvested at January 31, 2015	1,980,448	$26.82

As of January 31, 2015, the aggregate intrinsic value of unvested restricted stock units was $109.5 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the grant date and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation was not material for the years ended January 31, 2015, 2014 and 2013, respectively.

9. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Year Ended January 31,
	2015	2014	2013
	(in thousands, except share and per share data)
Numerator:
Net income	$50,571	$25,654	$18,188
Less: amount allocable to preference shareholders	—	—	(9,517)
Less: amount allocable to unvested early exercised options	(11)	(31)	(61)
Net income allocable to ordinary shareholders - basic	$50,560	$25,623	$8,610
Undistributed earnings reallocated to ordinary shareholders	1	2	432
Net income allocable to ordinary shareholders - diluted	$50,561	$25,625	$9,042
Denominator:
Weighted-average ordinary shares outstanding	29,749,354	27,713,998	13,599,273
Less: weighted-average unvested early exercised options subject to repurchase	(6,701)	(33,220)	(87,627)
Weighted-average ordinary shares - basic	29,742,653	27,680,778	13,511,646
Effect of potentially dilutive securities:
Employee stock options	1,818,401	2,034,500	1,443,809
Restricted stock units	704,788	316,350	16,930
Employee stock purchase plan	12,285	138,461	27,230
Warrants to purchase ordinary shares	—	2,474	6,737
Over-allotment shares	—	—	10,634
Weighted-average ordinary shares - diluted	32,278,127	30,172,563	15,016,986
Net income per ordinary share:
Basic	$1.70	$0.93	$0.64
Diluted	$1.57	$0.85	$0.60

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

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2015	2014	2013
Options to purchase ordinary shares	217,514	183,859	2,053,520
Restricted stock units	167,702	1,576	60,504
Employee stock purchase plan	36,110	10,597	20,356
Early exercised options subject to repurchase	6,701	33,220	87,627
Redeemable convertible preference shares (if-converted basis)	—	—	9,131,824
Warrants to purchase ordinary shares	—	—	24,889
	428,027	229,252	11,378,720

10. Income Taxes

Income before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
U.S. operations	$1,978	$1,990	$3,264
Non-U.S. operations	50,058	25,905	16,778
Income before income taxes	$52,036	$27,895	$20,042

Income tax provision consisted of the following for the periods indicated:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Current:
U.S. federal tax	$3,135	$1,738	$2,022
U.S. state taxes	93	23	5
Non-U.S. foreign taxes	1,348	1,058	701
	4,576	2,819	2,728
Deferred:
U.S. federal tax	(3,208)	(952)	(743)
U.S. state taxes	—	341	(109)
Non-U.S. foreign taxes	97	33	(22)
	(3,111)	(578)	(874)
Provision for income taxes	$1,465	$2,241	$1,854

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following for the periods indicated:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
U.S. federal tax at statutory rate	$17,692	$9,484	$6,814
U.S. state taxes	90	361	(107)
Non-U.S. foreign tax differential	(15,644)	(7,674)	(4,513)
Stock-based compensation	1,601	927	682
U.S. R&D credit	(2,298)	(858)	(890)
Other	24	1	(132)
Provision for income taxes	$1,465	$2,241	$1,854

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2015 and 2014 were as follows:

	As of January 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Federal and state credits	$6,465	$2,587
Expenses not currently deductible	1,590	1,149
Foreign deferred	—	26
Stock-based compensation	2,044	1,460
Gross deferred tax assets	10,099	5,222
Valuation allowance	(3,996)	(2,302)
Total deferred tax assets	$6,103	$2,920
Deferred tax liabilities
Property and equipment	(199)	(187)
Foreign deferred	(70)	—
Net deferred tax assets	$5,834	$2,733

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additional	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2015	$2,302	1,694	—	—	$3,996
Year ended January 31, 2014	$1,243	1,059	—	—	$2,302
Year ended January 31, 2013	$1,301	—	—	(58)	$1,243

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2015 would be $28.6 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $4.1 million at January 31, 2015.

As of January 31, 2015 and 2014, the Company had deferred tax assets (net of deferred tax liabilities) before valuation allowance, of $9.8 million and $5.0 million, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain.

The Company has Federal and California state research and development credit carryforwards of approximately $2.6 million and $5.9 million, respectively, at January 31, 2015. The Federal credits begin to expire in fiscal year 2034. The California credits can be carried forward indefinitely.

The Company reports its U.S. state deferred tax assets and related valuation allowance, net of the U.S federal tax rate of 34%. As of January 31, 2015, the Company has no valuation allowance other than state deferred tax assets as the Company has sufficient positive evidence to indicate no other valuation allowance is needed as a result of the Company’s history of profitable operations in the United States. As of January 31, 2015, the Company has a full valuation allowance against its U.S. state deferred tax assets due to uncertainty regarding the future utilization of these deferred tax assets.

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

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2015, the Company had approximately $4.7 million in unrecognized tax benefits, $2.8 million of which would affect the Company’s effective tax rate if recognized. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Beginning balance:	$3,583	$3,018	$2,213
Additions based on tax positions related to the current year	1,284	539	325
Additions for tax positions of prior years	324	62	690
Settlements for prior periods	(43)	—	—
Lapse of applicable statute of limitations	(477)	(36)	(210)
Ending balance:	$4,671	$3,583	$3,018

The Company classified $1.2 million and $1.3 million of income tax liabilities as other long term liabilities as of January 31, 2015 and 2014, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded $7,180, $37,000 and $23,000 of interest expense and penalties related to uncertain tax positions for the years ended January 31, 2015, 2014 and 2013, respectively. The Company recorded noncurrent liabilities of $160,000 and $153,000 related to interest and penalties for uncertain tax positions at January 31, 2015 and 2014, respectively.

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

As of January 31, 2015, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $1.4 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

11. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating agreements with various expiration dates through April 2018. Net operating lease expenses for the years ended January 31, 2015, 2014 and 2013 were approximately $5.8 million, $5.0 million and $4.3 million, respectively. Future annual minimum payments under these operating agreements with initial lease terms in excess of one year are as follows:

As of
January 31, 2015
Fiscal Year	(in thousands)
2016	$5,488
2017	4,968
2018	1,375
2019	238
2020	—
Total future annual minimum lease payments	$12,069

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of January 31, 2015 and 2014, total manufacturing purchase commitments were approximately $27.5 million and $13.7 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of January 31, 2015 and 2014, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Hong Kong	$196,372	$135,382	$104,458
Asia Pacific	2,358	2,809	550
United States	6,677	7,128	7,990
North America	6,076	4,594	2,602
Europe	6,795	7,695	5,466
Total revenue	$218,278	$157,608	$121,066

As of January 31, 2015, substantially all of the Company’s long-lived assets were located in the United States and Asia Pacific region with approximate net amount of $1.8 million and $1.0 million, respectively. As of January 31, 2014, substantially all of the Company’s long-lived assets were located in the United States and Asia Pacific region with approximate net amount of $2.0 million and $0.9 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistic provider, and Chicony, a direct ODM customer, which combined accounted for approximately 89%, 85% and 80% of total revenue for the years ended January 31, 2015, 2014 and 2013, respectively. Accounts receivable with these two customers combined accounted for approximately $36.2 million and $15.9 million as of January 31, 2015 and 2014, respectively.

13. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

In fiscal year 2015, the Company added additional software license commitments to its existing software license agreement with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. Under these license commitments, the Company committed to pay an aggregate amount of $7.5 million payable through January 2017. The Company paid $2.3 million, $1.7 million and $1.8 million under these agreements for the years ended January 31, 2015, 2014 and 2013, respectively. License expenses related to these agreements included in research and development cost were approximately $1.9 million, $1.7 million and $1.8 million for the years ended January 31, 2015, 2014 and 2013, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but has sold such stock and is no longer a significant shareholder of the Company as of January 31, 2015 and 2014, respectively. The Company recognized revenue from sales to Wintech of approximately $125.1 million, $88.7 million and $76.5 million for the years ended January 31, 2015, 2014 and 2013, respectively. As of January 31, 2015 and 2014, the Company had receivables from Wintech of approximately $12.1 million and $7.9 million, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2015.

Signature	Title

/s/ Feng-Ming Wang	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
Feng-Ming Wang

/s/ George Laplante	Chief Financial Officer (Principal Financial and Accounting Officer)
George Laplante

/s/ Les Kohn	Chief Technical Officer and Director
Les Kohn

/s/ Chenming C. Hu	Director
Chenming C. Hu

/s/ Christopher B. Paisley	Director
Christopher B. Paisley

/s/ Jeff Richardson	Director
Jeff Richardson

/s/ Lip-Bu Tan	Director
Lip-Bu Tan

/s/ Andrew W. Verhalen	Director
Andrew W. Verhalen

EXHIBITS INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant

4.1(2)	Third Amended and Restated Investors’ Rights Agreement, dated January 5, 2012, by and among Ambarella, Inc. and certain of its shareholders

10.1.1(3)*	Amended and Restated 2004 Stock Plan

10.1.2(4)*	Form of Stock Option Agreement under Amended and Restated 2004 Stock Plan

10.1.3(5)*	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2004 Stock Plan

10.2.1(6)*	2012 Equity Incentive Plan

10.2.2(7)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(8)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.3(9)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.3(10)*	2012 Employee Stock Purchase Plan

10.4(11)*	Form of Indemnification Agreement

10.5(12)*	Offer Letter entered into by Ambarella, Inc. with George Laplante dated March 3, 2011, as amended

10.6.1(13)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.6.2(14)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.7.1(15)*	Description of Executive Bonus Plan For Fiscal Year 2013

10.7.2(16)*	Description of Executive Bonus Plan For Fiscal Year 2014

10.7.3(17)*	Description of Executive Bonus Plan For Fiscal Year 2015

10.7.4(18)*	Description of Executive Bonus Plan For Fiscal Year 2016

10.8.1(19)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(20)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(21)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.9.1(22)	Lease dated September 29, 2006 by and between Renault & Handley Employees’ Investment Co. and Ambarella Corporation

10.9.2(23)	First Amendment to Lease dated November 12, 2009 by and between Renault & Handley Employees’ Investment Co. and Ambarella Corporation

10.10(24)	Lease Agreement dated March 1, 2013 by and between Ambarella Corporation and Westcore Jay, LLC.

21.1(25)	List of subsidiaries of the registrant

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(2)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on August 22, 2012.
(3)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(4)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(5)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(6)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(7)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(8)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(9)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(10)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(11)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(12)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(13)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(14)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(15)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on August 22, 2012.
(16)	Incorporated by reference to the Form 8-K filed on March 11, 2013.
(17)	Incorporated by reference to the Form 8-K filed on March 21, 2014.
(18)	Incorporated by reference to the Form 8-K filed on March 2, 2015.
(19)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(20)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(21)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on October 5, 2012.
(22)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(23)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(24)	Incorporated by reference to the Form 10-K filed on April 4, 2013.
(25)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
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