Form 10-Q
period 2015-04-30
AMBARELLA INC
filed 2015-06-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of April 30, 2015 was 31,341,184 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 30,	January 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$197,311	$170,291
Marketable securities	37,917	37,703
Accounts receivable, net	39,193	40,180
Inventories	25,803	21,693
Restricted cash	8	8
Deferred tax assets, current	2,058	1,990
Prepaid expenses and other current assets	2,688	3,506
Total current assets	304,978	275,371
Property and equipment, net	3,022	3,075
Deferred tax assets, non-current	4,000	3,936
Other assets	1,928	1,902
Total assets	$313,928	$284,284
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	23,990	21,036
Accrued liabilities	15,343	18,699
Income taxes payable	1,306	748
Deferred tax liabilities, current	72	92
Deferred revenue, current	6,219	4,907
Total current liabilities	46,930	45,482
Deferred revenue, non-current	187	198
Other long-term liabilities	1,405	1,393
Total liabilities	48,522	47,073
Commitments and contingencies (Note 11)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2015 and January 31, 2015, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at April 30, 2015 and January 31, 2015, respectively; 31,341,184 shares issued and outstanding at April 30, 2015; 30,837,529 shares issued and outstanding at January 31, 2015	14	14
Additional paid-in capital	149,921	140,564
Accumulated other comprehensive loss	(17)	(1)
Retained earnings	115,488	96,634
Total shareholders’ equity	265,406	237,211
Total liabilities and shareholders' equity	$313,928	$284,284

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2015	2014
Revenue	$71,013	$40,921
Cost of revenue	25,095	15,325
Gross profit	45,918	25,596
Operating expenses:
Research and development	16,583	12,914
Selling, general and administrative	9,010	6,755
Total operating expenses	25,593	19,669
Income from operations	20,325	5,927
Other income	27	49
Income before income taxes	20,352	5,976
Provision for income taxes	1,498	716
Net income	$18,854	$5,260
Net income per share attributable to ordinary shareholders:
Basic	$0.61	$0.18
Diluted	$0.56	$0.17
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	31,099,081	28,976,339
Diluted	33,472,309	31,763,993

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended April 30,
	2015	2014
Net income	$18,854	$5,260
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(16)	8
Other comprehensive income (loss), net of tax	(16)	8
Comprehensive income	$18,838	$5,268

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net income	$18,854	$5,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	367	299
Amortization/accretion of marketable securities	150	104
Loss on disposal of long-lived assets	7	1
Stock-based compensation	5,482	2,874
Excess income tax benefits associated with stock-based compensation	(183)	(274)
Other non-cash items, net	75	(3)
Changes in operating assets and liabilities:
Accounts receivable	987	(2,468)
Inventories	(4,110)	418
Prepaid expenses and other current assets	833	530
Deferred tax assets	(132)	(126)
Other assets	(26)	43
Accounts payable	2,954	5,087
Accrued liabilities	(2,487)	(1,639)
Income taxes payable	741	178
Deferred tax liabilities	(20)	—
Deferred revenue	1,301	(14)
Net cash provided by operating activities	24,793	10,270
Cash flows from investing activities:
Purchase of investments	(14,284)	(27,306)
Sales of investments	5,478	7
Maturities of investments	8,350	905
Purchase of property and equipment	(376)	(224)
Net cash used in investing activities	(832)	(26,618)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,876	2,160
Excess income tax benefits associated with stock-based compensation	183	274
Net cash provided by financing activities	3,059	2,434
Net increase (decrease) in cash and cash equivalents	27,020	(13,914)
Cash and cash equivalents at beginning of period	170,291	143,394
Cash and cash equivalents at end of period	$197,311	$129,480
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$174	$134
Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$20	$30

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2015 fiscal year filed with the SEC on March 30, 2015 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) the collectability of accounts receivable; (ii) write down for excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) impairment of long-lived assets and financial instruments; (v) warranty obligations; (vi) the valuation of stock-based compensation awards and financial instruments; (vii) the probability of performance objectives achievement; (viii) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (ix) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash primarily in checking and money market accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on deposits of its cash. The cash equivalents and marketable securities consist primarily of money market funds, asset-backed securities, commercial paper, U.S. government securities, agency bonds and debt securities of corporations which management assesses to be highly liquid, in order to limit the exposure of each investment. The Company does not hold or issue financial instruments for trading purposes.

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

The Company also enters into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing for the intellectual properties and post-contract customer support, or PCS. The Company does not sell separately any of the components and does not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (the “IFRS”). Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance is effective for the Company beginning in its first quarter of fiscal year 2018. Early adoption is not permitted. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU No. 2015-05 provides the guidance of the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a license to internal-use software, then the entity should account for the software license consistent with the acquisition of internal-use software. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The new guidance is effective for the Company beginning in its first quarter of fiscal year 2017. Early adoption is permitted. An entity can elect to adopt the guidance either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. This ASU is not expected to have an impact on the Company’s financial statements or disclosures.

2. Financial Instruments and Fair Value

Beginning in fiscal year 2015, the Company invested a portion of its cash in debt securities that are denominated in United States dollars. The investment portfolio consists of money market funds, asset-backed securities, commercial paper, U.S. government securities, agency bonds and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets. The following table summarizes the investments as of April 30, 2015 and January 31, 2015:

	As of April 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$1,236	$—	$—	$1,236
Commercial paper	1,499	—	—	1,499
Corporate bonds	32,560	2	(18)	32,544
Asset-backed securities	2,889	—	—	2,889
U.S. government securities	999	—	—	999
Agency bonds	1,004	—	(1)	1,003
Total cash equivalents and marketable securities	$40,187	$2	$(19)	$40,170

	As of January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$2,427	$—	$—	$2,427
Commercial paper	1,497	—	—	1,497
Corporate bonds	32,356	9	(10)	32,355
Asset-backed securities	3,851	—	—	3,851
Total cash equivalents and marketable securities	$40,131	$9	$(10)	$40,130

	As of
	April 30, 2015	January 31, 2015
	(in thousands)
Included in cash equivalents	$2,253	$2,427
Included in marketable securities	37,917	37,703
Total cash equivalents and marketable securities	$40,170	$40,130

The contractual maturities of the investments at April 30, 2015 and January 31, 2015 were as follows:

	As of
	April 30, 2015	January 31, 2015
	(in thousands)
Due within one year	$33,672	$37,559
Due within one to two years	6,498	2,571
Total cash equivalents and marketable securities	$40,170	$40,130

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it would be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of April 30, 2015.

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

The Company measures the fair value of money market funds and agency bonds using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar asserts in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data and are classified within Level 2.

The following table presents the fair value of the financial instruments measured on a recurring basis as of April 30, 2015 and January 31, 2015:

	As of April 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$1,236	$1,236	$—	$—
Commercial paper	1,499	—	1,499	—
Corporate bonds	32,544	—	32,544	—
Asset-backed securities	2,889	—	2,889	—
U.S. government securities	999	—	999	—
Agency bonds	1,003	—	1,003	—
Total cash equivalents and marketable securities	$40,170	$1,236	$38,934	$—

	As of January 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$2,427	$2,427	$—	$—
Commercial paper	1,497	—	1,497	—
Corporate bonds	32,355	—	32,355	—
Asset-backed securities	3,851	—	3,851	—
Total cash equivalents and marketable securities	$40,130	$2,427	$37,703	$—

3. Inventories

Inventory at April 30, 2015 and January 31, 2015 consisted of the following:

	As of
	April 30, 2015	January 31, 2015
	(in thousands)
Work-in-progress	$18,165	$13,805
Finished goods	7,638	7,888
Total	$25,803	$21,693

4. Property and Equipment, Net

Depreciation expense was approximately $0.4 million and $0.3 million for the three months ended April 30, 2015 and 2014, respectively. Property and equipment at April 30, 2015 and January 31, 2015 consisted of the following:

	As of
	April 30, 2015	January 31, 2015
	(in thousands)
Computer equipment and software	$5,455	$5,310
Machinery and equipment	2,263	2,234
Furniture and fixtures	456	456
Leasehold improvements	1,228	1,215
Construction in progress	172	64
	9,574	9,279
Less: accumulated depreciation and amortization	(6,552)	(6,204)
Total property and equipment, net	$3,022	$3,075

5. Accrued Liabilities

Accrued liabilities at April 30, 2015 and January 31, 2015 consisted of the following:

	As of
	April 30, 2015	January 31, 2015
	(in thousands)
Accrued employee compensation	$5,709	$11,318
Accrued warranty	201	203
Accrued rebates	515	254
Accrued product development costs	7,200	5,004
Other accrued liabilities	1,718	1,920
Total accrued liabilities	$15,343	$18,699

6. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at April 30, 2015 and January 31, 2015 consisted of the following:

	As of
	April 30, 2015	January 31, 2015
	(in thousands)
Deferred revenue on product shipments	$6,600	$4,663
Deferred revenue from licenses & services	1,637	1,610
Deferred cost of revenue on product shipments	(1,831)	(1,168)
Total deferred revenue, net	$6,406	$5,105

7. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of April 30, 2015 and January 31, 2015, respectively.

Ordinary shares

As of April 30, 2015 and January 31, 2015, a total of 200,000,000 ordinary shares were authorized.

On February 1, 2015, the Company added 1,387,689 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 Equity Incentive Plan, or EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

On February 1, 2015, the Company added 385,469 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2015 and January 31, 2015, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	April 30, 2015	January 31, 2015
Shares reserved for options and restricted stock units	5,993,251	5,055,845
Shares reserved for employee stock purchase plan	1,000,672	667,990

8. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Stock-based compensation:
Cost of revenue	$124	$59
Research and development	3,094	1,590
Selling, general and administrative	2,264	1,225
Total stock-based compensation	$5,482	$2,874

As of April 30, 2015, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $11.3 million and $46.1 million, respectively, and is expected to be recognized over a weighted-average period of 2.49 years and 2.72 years, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2015	2014
Stock Options:
Volatility	60%	65%
Risk-free interest rate	1.74%	1.95%
Expected term (years)	6.08	6.05
Dividend yield	0%	0%
Employee stock purchase plan awards:
Volatility	63%	57%
Risk-free interest rate	0.15%	0.08%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

The following table summarizes stock option activities for the three months ended April 30, 2015:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contactual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2015	2,281,909	$13.00
Granted	66,100	64.39	$36.30
Exercised	(272,334)	7.88		$16,431
Forfeited	(5,580)	24.62
Outstanding at April 30, 2015	2,070,095	15.28			6.36	$119,790
Exercisable at April 30, 2015	1,399,112	$7.99			5.32	$91,169
Vested and expected to vest at April 30, 2015	2,027,575	$14.84			6.31	$118,221

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and expected-to-vest options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $73.15 on April 30, 2015, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock units activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2015	1,980,448	$26.82
Granted	22,000	64.39
Vested	(178,534)	23.87
Forfeited	(2,459)	35.97
Unvested at April 30, 2015	1,821,455	$27.55

As of April 30, 2015, the aggregate intrinsic value of unvested restricted stock units was $133.2 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the date of grant and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation was not material for the three months ended April 30, 2015 and 2014, respectively.

9. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2015	2014
	(in thousands, except share and per share data)
Numerator:
Net income	$18,854	$5,260
Less: amount allocable to unvested early exercised options	—	(2)
Net income allocable to ordinary shareholders - basic	$18,854	$5,258
Undistributed earnings reallocated to ordinary shareholders	—	—
Net income allocable to ordinary shareholders - diluted	$18,854	$5,258
Denominator:
Weighted-average ordinary shares outstanding	31,099,137	28,986,938
Less: weighted-average unvested early exercised options subject to repurchase	(56)	(10,599)
Weighted-average ordinary shares - basic	31,099,081	28,976,339
Effect of potentially dilutive securities:
Employee stock options	1,397,695	2,110,757
Restricted stock units	961,284	655,502
Employee stock purchase plan	14,249	21,395
Weighted-average ordinary shares - diluted	33,472,309	31,763,993
Net income per ordinary share:
Basic	$0.61	$0.18
Diluted	$0.56	$0.17

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

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2015	2014
Options to purchase ordinary shares	71,433	119,467
Restricted stock units	—	31,355
Employee stock purchase plan	13,428	31,443
Early exercised options subject to repurchase	56	10,599
	84,917	192,864

10. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Income before income taxes	$20,352	$5,976
Provision for income taxes	1,498	716
Effective tax rate	7.4%	12.0%

The Company recognized income tax expense of approximately $1.5 million and $0.7 million for the three months ended April 30, 2015 and 2014, respectively. The estimated effective tax rate was 7.4% and 12.0% for the three months ended April 30, 2015 and 2014, respectively.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2010 to 2014 remain open to examination by U.S. federal tax authorities. The tax years 2004 to 2014 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2014 remain open to examination by material foreign tax authorities.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2015, the gross amount of unrecognized tax benefits was approximately $4.7 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

11. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating agreements with various expiration dates through April 2018. Net operating lease expenses for the three months ended April 30, 2015 and 2014 were approximately $1.9 million and $1.3 million, respectively. Future annual minimum payments under these operating agreements with initial lease terms in excess of one year are as follows:

As of
April 30, 2015
Fiscal Year	(in thousands)
2016	$4,233
2017	4,996
2018	1,379
2019	237
2020	—
Total future annual minimum lease payments	$10,845

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of April 30, 2015 and January 31, 2015, total manufacturing purchase commitments were approximately $38.1 million and $27.5 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of April 30, 2015 and January 31, 2015, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Hong Kong	$65,690	$35,394
Asia Pacific	484	633
United States	1,206	2,147
North America other than United States	1,443	1,271
Europe	2,190	1,476
Total revenue	$71,013	$40,921

As of April 30, 2015, substantially all of the Company’s long-lived assets were located in the United States and Asia Pacific region with approximate net amount of $1.9 million and $1.1 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistic provider, and Chicony, a direct ODM customer, which combined accounted for approximately 91% and 86% of total revenue for the three months ended April 30, 2015 and 2014, respectively. Accounts receivable with these two customers combined accounted for approximately $36.1 million and $36.2 million as of April 30, 2015 and January 31, 2015, respectively.

13. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

In fiscal year 2015, the Company added additional software license commitments to its existing software license agreement with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. Under these license commitments, the Company committed to pay an aggregate amount of $7.5 million payable through January 2017. The Company paid $0.8 million and $0.5 million under these agreements for the three months ended April 30, 2015 and 2014, respectively. License expenses related to these agreements included in research and development cost were approximately $0.7 million and $0.4 million for the three months ended April 30, 2015 and 2014, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but is no longer a significant shareholder of the Company. The Company recognized revenue from sales to Wintech of approximately $45.2 million and $28.2 million for the three months ended April 30, 2015 and 2014, respectively. As of April 30, 2015 and January 31, 2015, the Company had receivables from Wintech of approximately $16.7 million and $12.1 million, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2015 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2015 fiscal year filed with the SEC on March 30, 2015.

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

Financial Highlights and Trends

•

We recorded revenue of $71.0 million for the three months ended April 30, 2015, an increase of 73.5% as compared to the three months ended April 30, 2014. Revenue increased for the three months ended April 30, 2015 compared to the same period in the prior fiscal year primarily due to strong demand for our A9 and A7L SoCs in the wearable, including sports, IP security, and automotive aftermarket camera markets. The strong growth reflected a broader adoption of our SoCs by current customers as well as the addition of new customers primarily selling into the wearable sports and automotive markets. The increase was partially offset by a year-over-year decline in the infrastructure market as a result of continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 compression technology.

•

We recorded operating income of $20.3 million for the three months ended April 30, 2015, as compared to $5.9 million for the three months ended April 30, 2014. The increase was primarily due to continuous growth in revenue, as well as efficient control of product cost and operating expenses.

•

We generated cash flows from operating activities of $24.8 million for the three months ended April 30, 2015, as compared to $10.3 million for the three months ended April 30, 2014. The increase was primarily attributable to increased net income, adjusted for increased non-cash stock-based compensation expense, and improved accounts receivable collection associated with the timing of payments from our major customers. The increase was partially offset by decreased liabilities associated with the timing of payments to suppliers and increased inventory purchases to support continuing growth of sales.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Over the last five years, we have continued to provide solutions for the camcorder and infrastructure markets, but also have expanded our focus to include the wearable sports, IP security and automotive aftermarket camera markets. We believe our entry into these markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand our end market exposure, such as to non-sports wearable cameras and unmanned aerial vehicles, or UAV, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2015	2014
	(dollars in thousands)
Revenue	$71,013	$40,921
Cost of revenue	25,095	15,325
Gross profit	45,918	25,596
Operating expenses:
Research and development	16,583	12,914
Selling, general and administrative	9,010	6,755
Total operating expenses	25,593	19,669
Income from operations	20,325	5,927
Other income	27	49
Income before income taxes	20,352	5,976
Provision for income taxes	1,498	716
Net income	$18,854	$5,260

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2015	2014
Revenue	100%	100%
Cost of revenue	35	37
Gross profit	65	63
Operating expenses:
Research and development	23	32
Selling, general and administrative	13	17
Total operating expenses	36	49
Income from operations	29	14
Other income (loss), net	—	—
Income before income taxes	29	14
Provision for income taxes	2	2
Net income	27%	12%

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

Other Income

Other income consists primarily of investment interest income and net of gains and losses from foreign currency transactions and remeasurements.

Provision for Income Taxes

We are incorporated in the Cayman Islands and conduct business in several countries such as the United States, China, Taiwan, Hong Kong, South Korea and Japan, and we are subject to taxation in those jurisdictions. As such, our worldwide operating income is subject to varying tax rates and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region, by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit; by transfer pricing adjustments and by tax effects of nondeductible compensation.  We have experienced lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Comparison of the Three Months Ended April 30, 2015 and 2014

Revenue

	Three Months Ended April 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Revenue	$71,013	$40,921	$30,092	73.5%

Revenue increased for the three months ended April 30, 2015 compared to the same period in the prior fiscal year primarily due to strong demand for our A9 and A7L SoCs in the wearable, including sports, IP security, and automotive aftermarket camera markets. The strong growth reflected a broader adoption of our SoCs by current customers as well as the addition of new customers primarily selling into the wearable sports and automotive markets. The increase was partially offset by a year–over-year decline in the infrastructure market as a result of continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 compression technology.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Cost of revenue	$25,095	$15,325	$9,770	63.8%
Gross profit	45,918	25,596	20,322	79.4%
Gross margin	64.7%	62.5%	—	2.2%

Cost of revenue increased for the three months ended April 30, 2015 primarily due to an increase in the number of SoCs sold into the camera markets. The increase was partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes.

Gross margin increased for the three months ended April 30, 2015 compared to the same period in the prior fiscal year primarily due to a higher percentage of revenues associated with higher gross margin shipments of our A7L and A9 chips into the camera markets. The increase was partially offset by continuing reduction in the higher gross margin infrastructure business. Infrastructure revenue declined as a percentage of total revenue from 10.4% for the three months ended April 30, 2014 to 4.1% for the three months ended April 30, 2015.

Research and Development

	Three Months Ended April 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Research and development	$16,583	$12,914	$3,669	28.4%

Research and development expense increased for the three months ended April 30, 2015 compared to the same period in the prior fiscal year primarily due to increased engineering headcount and third party development costs associated with chip development. Our research and development engineering headcount increased to 381 at April 30, 2015 compared to 351 at April 30, 2014, resulting in an increase in salary related expenses of approximately $1.0 million for the three months ended April 30, 2015. The increases were also attributable to additional stock-based compensation of approximately $1.5 million for the three months ended April 30, 2015, as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and increase in the fair market value of the Company’s ordinary shares. The development costs associated with new chips increased by approximately $1.9 million in the three months ended April 30, 2015 but were partially offset by $0.9 million in payments from certain customers who agreed to share development costs.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Selling, general and administrative	$9,010	$6,755	$2,255	33.4%

Selling, general and administrative expense increased for the three months ended April 30, 2015 primarily due to an additional $1.8 million in compensation cost as a result of increases in headcount and stock-based compensation from issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees, and increase in the fair market value of the Company’s ordinary shares. In addition, we incurred approximately $0.4 million of additional expenditures on outside professional services to support rapid growth of our business and the requirements of being a public company.

Other Income

	Three Months Ended April 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Other income	$27	$49	$(22)	(44.9)%

The decrease in other income for the three months ended April 30, 2015 compared to the same period in the prior fiscal year was primarily due to fluctuations in exchange rates for foreign currency transactions and measurement of assets.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,498	$716	$782	109.2%
Effective tax rate	7.4%	12.0%	—	(4.6)%

The decrease in our effective tax rate for the three months ended April 30, 2015 compared to the same period in the prior fiscal year was primarily due to a higher geographic mix of profits generated in lower tax jurisdictions and the tax effects of higher deductible stock-based compensation expense. Our quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

Liquidity and Capital Resources

As of April 30, 2015 and January 31, 2015, we had cash, cash equivalents and marketable securities of approximately $235.2 million and $208.0 million, respectively. Beginning in fiscal year 2015, we invested $40.0 million in highly liquid, short-term marketable securities. We hold these investments as available-for-sale securities and mark them to market. As of April 30, 2015, these securities had a fair value of approximately $40.2 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$24,793	$10,270
Net cash used in investing activities	(832)	(26,618)
Net cash provided by financing activities	3,059	2,434
Net increase in cash	$27,020	$(13,914)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the three months ended April 30, 2015 primarily due to increased net income, adjusted for increased non-cash stock-based compensation expense, and improved accounts receivable collection associated with the timing of payments from our major customers. The increase was partially offset by decreased liabilities associated with the timing of payments to suppliers and increased inventory purchases to support continuing growth of sales.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 primarily due to partial selling and maturities of debt securities that were not immediately reinvested associated with timing of investment at April 30, 2015. The decrease was also attributable to an initial $30 million of short-term debt securitiesinvestments incurred in the first quarter of fiscal year 2015 that was not repeated in the current quarter of fiscal year 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased for the three months ended April 30, 2015 compared to the same period in the prior fiscal year primarily due to an additional $0.7 million in cash proceeds from option exercises and contributions from participants in the employee stock purchase plan.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2015 and for the three months ended April 30, 2015. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, implement and enhance our information technology platforms and to meet the requirements of the Sarbanes-Oxley Act. We expect our accounts receivable and inventory balances to increase, and could be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of April 30, 2015:

	Payment Due by Period as of April 30, 2015
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities under operating leases	$4,603	$1,416	$2,949	$238	$—	$—
Technology license or other obligations under operating leases	6,242	2,816	3,426	—	—	—
Purchase obligations	38,126	38,126	—	—	—	—
Uncertain tax liabilities	1,403	—	—	—	—	1,403
Total	$50,374	$42,358	$6,375	$238	$—	$1,403

As of April 30, 2015, we had purchase obligations with our independent contract manufacturers of $38.1 million.

Uncertain tax liabilities represent our potential liabilities related to uncertain tax positions as of April 30, 2015. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of April 30, 2015, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2015 fiscal year filed with the SEC on March 30, 2015.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2015 and January 31, 2015, we had cash, cash equivalents, marketable securities and restricted cash totaling $235.2 million and $208.0 million, respectively. Our cash and restricted cash consist of deposits in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” (as defined in Rules 13a- 15(e) and 15d- 15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2015, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 64% of our total revenue, and sales to our ten largest customers collectively accounted for approximately 74% of our total revenue. For the three months ended April 30, 2015, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 62% of our total revenue, and sales to our ten largest customers collectively accounted for approximately 75% of our total revenue. In fiscal year 2015, sales to our largest ODM customer accounted for approximately 32% of our total revenue. For the three months ended April 30, 2015, sales to our largest ODM customer accounted for approximately 27% of our total revenue. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. The loss of a significant customer could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. In particular, our business tends to be seasonal with higher revenue in our third quarter as our customers typically increase their production to meet year-end demand for their products. We also may experience seasonally lower demand in our first quarter in the Asia-based portion of the IP security camera market as a result of industry seasonality and the impact of ODM and OEM factory closures associated with the Chinese New Year holiday. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

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

From inception through April 30, 2015, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a substantial majority of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 57%, 56% and 63% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. Approximately 64% of our revenue was derived from sales through Wintech for the three months ended April 30, 2015. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2015, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $58.0 million, $48.8 million and $42.8 million in fiscal years 2015, 2014 and 2013, respectively. Our research and development expense was $16.6 million for the three months ended April 30, 2015. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 16 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of April 30, 2015, we had forty-two issued and allowed patents in the United States plus twenty-four additional continuation patents, three issued patents in China, two issued patents in Japan and thirty pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Certain of our customers have received notices from third parties claiming to have patent rights in certain technology and inviting our customers to license this technology, and certain of our end customers have been the subject of lawsuits alleging infringement of patents by products incorporating our solutions, including the assertion that the alleged infringement may be attributable, at least in part, to our technology. Because we indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations under some of our license agreements, which could result in substantial expense to us. Although we have not incurred significant indemnity expenses related to intellectual property claims to date, we anticipate that we will receive requests for indemnity in the future pursuant to our license agreements with our customers. In addition, other customers or end customers with whom we do not have formal agreements requiring us to indemnify them may ask us to indemnify them if a claim is made as a condition to awarding future design wins to us. Because some of our ODMs and OEMs are larger than we are and have greater resources than we do, they may be more likely to be the target of an infringement claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit. Although we have not yet been subject to such claims, if any such claims were to succeed, we might be forced to pay damages on behalf of our ODMs or OEMs that could increase our expenses, disrupt our ability to sell our solutions and reduce our revenue. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our products to decrease.

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

We face increasing complexity in our procurement, design, and research and development operations as a result of requirements relating to the materials composition of our products, including the European Union’s, or EU’s, Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive, which restricts the content of lead and certain other hazardous substances in specified electronic products put on the market in the EU and similar Chinese legislation relating to marking of electronic products which became effective in March 2007. Failure to comply with these and similar laws and regulations could subject us to fines, penalties, civil or criminal sanctions, contract damage claims, and take-back of non-compliant products, which could harm our business, reputation and operating results. The passage of similar requirements in additional jurisdictions or the tightening of these standards in jurisdictions where our products are already subject to such requirements could cause us to incur significant expenditures to make our products compliant with new requirements, or could limit the markets into which we may sell our products.

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

Rules and regulations such as the Sarbanes-Oxley Act have increased our legal and finance compliance costs and made some activities more time consuming and costly. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness or significant deficiency, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our recent growth rate could present challenges to maintain the internal control and disclosure control standards applicable to public companies. In the future if our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the Securities and Exchange Commission, or SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our ordinary shares. We cannot assure you that in the future we will be able to continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

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

If we fail to maintain our financial reporting systems, infrastructure and internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately and prevent fraud. We expect to continue incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 91% of our total revenue in fiscal year 2015 and accounted for approximately 93% of our total revenue for the three months ended April 30, 2015. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

As of April 30, 2015, we had approximately $40.2 million in securities investments. The investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities, agency bonds and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

ITEM 6.Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2015

AMBARELLA, INC.

	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 8, 2015	By:	/s/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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