Form 10-Q
period 2015-07-31
AMBARELLA INC
filed 2015-09-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of July 31, 2015 was 31,661,906 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31,	January 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$199,577	$170,291
Marketable securities	40,177	37,703
Accounts receivable, net	42,137	40,180
Inventories	27,773	21,693
Restricted cash	8	8
Deferred tax assets, current	2,019	1,990
Prepaid expenses and other current assets	2,228	3,506
Total current assets	313,919	275,371
Property and equipment, net	2,891	3,075
Deferred tax assets, non-current	4,130	3,936
Intangible assets, net	4,107	—
Goodwill	26,601	—
Other assets	2,029	1,902
Total assets	$353,677	$284,284
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	20,314	21,036
Accrued liabilities	24,303	18,699
Income taxes payable	2,939	748
Deferred tax liabilities, current	72	92
Deferred revenue, current	7,078	4,907
Total current liabilities	54,706	45,482
Deferred revenue, non-current	94	198
Other long-term liabilities	2,704	1,393
Total liabilities	57,504	47,073
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2015 and January 31, 2015, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at July 31, 2015 and January 31, 2015, respectively; 31,661,906 shares issued and outstanding at July 31, 2015; 30,837,529 shares issued and outstanding at January 31, 2015	14	14
Additional paid-in capital	157,598	140,564
Accumulated other comprehensive loss	(24)	(1)
Retained earnings	138,585	96,634
Total shareholders’ equity	296,173	237,211
Total liabilities and shareholders' equity	$353,677	$284,284

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenue	$84,193	$46,968	$155,206	$87,889
Cost of revenue	29,345	16,432	54,440	31,757
Gross profit	54,848	30,536	100,766	56,132
Operating expenses:
Research and development	20,840	13,497	37,423	26,411
Selling, general and administrative	9,087	6,875	18,097	13,630
Total operating expenses	29,927	20,372	55,520	40,041
Income from operations	24,921	10,164	45,246	16,091
Other income	127	39	154	88
Income before income taxes	25,048	10,203	45,400	16,179
Provision for income taxes	1,951	893	3,449	1,609
Net income	$23,097	$9,310	$41,951	$14,570
Net income per share attributable to ordinary shareholders:
Basic	$0.73	$0.32	$1.34	$0.50
Diluted	$0.68	$0.29	$1.25	$0.46
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	31,515,446	29,421,200	31,307,236	29,198,511
Diluted	33,904,222	31,899,501	33,688,239	31,831,489

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net income	$23,097	$9,310	$41,951	$14,570
Other comprehensive loss:
Unrealized losses on investments	(8)	(29)	(24)	(21)
Other comprehensive loss, net of tax	(8)	(29)	(24)	(21)
Comprehensive income	$23,089	$9,281	$41,927	$14,549

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net income	$41,951	$14,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	755	628
Amortization/accretion of marketable securities	283	265
Loss on disposal of long-lived assets	8	4
Stock-based compensation	11,603	5,823
Excess income tax benefits associated with stock-based compensation	(263)	(416)
Other non-cash items, net	72	(2)
Changes in operating assets and liabilities:
Accounts receivable	(1,467)	(7,996)
Inventories	(5,979)	(2,551)
Prepaid expenses and other current assets	1,369	973
Deferred tax assets	(223)	(241)
Other assets	(26)	147
Accounts payable	(741)	6,103
Accrued liabilities	5,489	727
Income taxes payable	2,395	577
Deferred tax liabilities	(20)	—
Deferred revenue	2,034	235
Net cash provided by operating activities	57,240	18,846
Cash flows from investing activities:
Acquisition, net of cash acquired	(29,905)	—
Purchase of investments	(28,661)	(41,621)
Sales of investments	9,908	10
Maturities of investments	15,900	2,812
Purchase of property and equipment	(615)	(678)
Net cash used in investing activities	(33,373)	(39,477)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	5,156	5,084
Excess income tax benefits associated with stock-based compensation	263	416
Net cash provided by financing activities	5,419	5,500
Net increase (decrease) in cash and cash equivalents	29,286	(15,131)
Cash and cash equivalents at beginning of period	170,291	143,394
Cash and cash equivalents at end of period	$199,577	$128,263
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$551	$435
Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$29	$37

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) the collectability of accounts receivable; (ii) write down of excess and obsolete inventories; (iii) intangible assets and goodwill; (iv) the estimated useful lives of long-lived assets; (v) impairment of long-lived assets and financial instruments; (vi) warranty obligations; (vii) the valuation of stock-based compensation awards and financial instruments; (viii) the probability of performance objectives achievement; (ix) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (x) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances.

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

A substantial portion of the Company’s revenue is derived from sales through its logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, and through one large direct ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these two customers could result in a temporary or permanent loss of revenue and obligation to repurchase unsold product. Furthermore, any credit issues from these two customers could impair their abilities to make timely payment to the Company. See Note 14 for additional information regarding concentration with these two customers.

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

The Company performs ongoing credit evaluations for each of its customers and adjusts credit limits based upon payment history and the customer’s credit worthiness. The Company regularly monitors collections and payments from its customers.

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

Inventories

The Company records inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not reversed until the inventory is sold or scrapped. There have been no material inventory losses recognized to date.

Business Combinations and Intangible Assets

The Company allocates the fair value of purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets, management makes significant estimates and assumptions.

Critical estimates in valuing certain intangible assets include, but are not limited to, replacement cost. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill and In-Process Research and Development

Goodwill and in-process research and development (IPR&D) are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company has a single reporting unit for goodwill impairment test purposes based on its business and reporting structure.

The Company does not amortize goodwill. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life.

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

The Company also enters into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing for intellectual properties and post-contract customer support, or PCS. The Company does not sell separately any of these components and does not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (the “IFRS”). Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The original effective date for the ASU would have required the Company to adopt the standard beginning in its first quarter of fiscal year 2018. In July 2015, the FASB voted to amend the ASU by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in its first quarter of fiscal year 2019. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. It applies to entities that measure inventory using a method other than last-in, first-out (LIFO) and the retail inventory method (RIM). The new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

2. Financial Instruments and Fair Value

Beginning in fiscal year 2015, the Company invested a portion of its cash in debt securities that are denominated in United States dollars. The investment portfolio consists of money market funds, asset-backed securities, commercial paper, U.S. government securities, agency bonds and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets. The following table summarizes the investments as of July 31, 2015 and January 31, 2015:

	As of July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$46	$—	$—	$46
Commercial paper	1,498	—	—	1,498
Corporate bonds	30,649	1	(23)	30,627
Asset-backed securities	4,783	—	(1)	4,782
U.S. government securities	1,205	—	—	1,205
Agency bonds	2,066	—	(1)	2,065
Total cash equivalents and marketable securities	$40,247	$1	$(25)	$40,223

	As of January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$2,427	$—	$—	$2,427
Commercial paper	1,497	—	—	1,497
Corporate bonds	32,356	9	(10)	32,355
Asset-backed securities	3,851	—	—	3,851
Total cash equivalents and marketable securities	$40,131	$9	$(10)	$40,130

	As of
	July 31, 2015	January 31, 2015
	(in thousands)
Included in cash equivalents	$46	$2,427
Included in marketable securities	40,177	37,703
Total cash equivalents and marketable securities	$40,223	$40,130

The contractual maturities of the investments at July 31, 2015 and January 31, 2015 were as follows:

	As of
	July 31, 2015	January 31, 2015
	(in thousands)
Due within one year	$31,895	$37,559
Due within one to two years	8,328	2,571
Total cash equivalents and marketable securities	$40,223	$40,130

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it would be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of July 31, 2015.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of July 31, 2015 and January 31, 2015:

	As of July 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$46	$46	$—	$—
Commercial paper	1,498	—	1,498	—
Corporate bonds	30,627	—	30,627	—
Asset-backed securities	4,782	—	4,782	—
U.S. government securities	1,205	—	1,205	—
Agency bonds	2,065	—	2,065	—
Total cash equivalents and marketable securities	$40,223	$46	$40,177	$—

	As of January 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$2,427	$2,427	$—	$—
Commercial paper	1,497	—	1,497	—
Corporate bonds	32,355	—	32,355	—
Asset-backed securities	3,851	—	3,851	—
Total cash equivalents and marketable securities	$40,130	$2,427	$37,703	$—

3. Inventories

Inventory at July 31, 2015 and January 31, 2015 consisted of the following:

	As of
	July 31, 2015	January 31, 2015
	(in thousands)
Work-in-progress	$12,721	$13,805
Finished goods	15,052	7,888
Total	$27,773	$21,693

4. Property and Equipment, Net

Depreciation expense was approximately $0.4 million and $0.3 million for the three months ended July 31, 2015 and 2014, respectively. Depreciation expense was approximately $0.8 million and $0.6 million for the six months ended July 31, 2015 and 2014, respectively. Property and equipment at July 31, 2015 and January 31, 2015 consisted of the following:

	As of
	July 31, 2015	January 31, 2015
	(in thousands)
Computer equipment and software	$5,766	$5,310
Machinery and equipment	2,479	2,234
Furniture and fixtures	470	456
Leasehold improvements	1,235	1,215
Construction in progress	—	64
	9,950	9,279
Less: accumulated depreciation and amortization	(7,059)	(6,204)
Total property and equipment, net	$2,891	$3,075

5. Acquisition

On June 25, 2015, the Company completed the acquisition of VisLab S.r.l. (“VisLab”), a privately held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including Advanced Driver Assistance Systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. This acquisition will enable extensive and robust computer vision support in future solutions targeting the Company's core markets including automotive, IP security, wearable, and flying cameras. Of the total purchase price of $30.0 million, $4.1 million was attributed to intangible assets, $25.3 million was attributed to goodwill, and $0.6 million was attributed to net assets acquired. The goodwill represents the excess value of the purchase price over the aggregate fair value of the tangible and intangible assets acquired. The goodwill primarily represents the intangible assets that do not qualify for separate recognition and the future development initiatives of the assembled workforces. Goodwill is not expected to be deductible for tax purposes.

Pro forma result of operations for this acquisition has not been presented because it is not material to the consolidated results of operations, either individually or in aggregate.

6. Goodwill and Intangible Assets

On June 25, 2015, the Company completed the acquisition of VisLab. As a result, there were $25.3 million of goodwill and $4.1 million of intangible assets recorded in the condensed consolidated balance sheet. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The company does not amortize goodwill. The intangible assets primarily consist of IPR&D. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. There were no goodwill or intangible asset impairments for the six months ended July 31, 2015.

7. Accrued Liabilities

Accrued liabilities at July 31, 2015 and January 31, 2015 consisted of the following:

	As of
	July 31, 2015	January 31, 2015
	(in thousands)
Accrued employee compensation	$10,665	$11,318
Accrued warranty	187	203
Accrued rebates	864	254
Accrued product development costs	10,982	5,004
Other accrued liabilities	1,605	1,920
Total accrued liabilities	$24,303	$18,699

8. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at July 31, 2015 and January 31, 2015 consisted of the following:

	As of
	July 31, 2015	January 31, 2015
	(in thousands)
Deferred revenue on product shipments	$7,209	$4,663
Deferred revenue from licenses & services	2,476	1,610
Deferred cost of revenue on product shipments	(2,513)	(1,168)
Total deferred revenue, net	$7,172	$5,105

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of July 31, 2015 and January 31, 2015, respectively.

Ordinary shares

As of July 31, 2015 and January 31, 2015, a total of 200,000,000 ordinary shares were authorized.

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

As of July 31, 2015 and January 31, 2015, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	July 31, 2015	January 31, 2015
Shares reserved for options and restricted stock units	5,672,529	5,055,845
Shares reserved for employee stock purchase plan	1,000,672	667,990

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Stock-based compensation:
Cost of revenue	$127	$58	$251	$117
Research and development	3,671	1,629	6,765	3,219
Selling, general and administrative	2,323	1,262	4,587	2,487
Total stock-based compensation	$6,121	$2,949	$11,603	$5,823

As of July 31, 2015, total unrecognized compensation cost related to unvested stock options and unvested restricted stock units was $10.8 million and $66.5 million, respectively, and is expected to be recognized over a weighted-average period of 2.54 years and 3.48 years, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Stock Options:
Volatility	57%	64%	59%	65%
Risk-free interest rate	1.85%	1.90%	1.76%	1.93%
Expected term (years)	6.08	6.08	6.08	6.06
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	—	—	63%	57%
Risk-free interest rate	—	—	0.15%	0.08%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

The following table summarizes stock option activities for the six months ended July 31, 2015:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2015	2,281,909	$13.00
Granted	86,850	72.99	$40.66
Exercised	(419,683)	8.63		$29,603
Forfeited	(14,580)	40.93
Outstanding at July 31, 2015	1,934,496	16.43			6.21	$192,365
Exercisable at July 31, 2015	1,372,535	$8.81			5.22	$146,940
Vested and expected to vest at July 31, 2015	1,898,505	$15.97			6.16	$189,652

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and expected-to-vest options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $115.87 on July 31, 2015, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock units activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2015	1,980,448	$26.82
Granted	263,783	101.19
Vested	(351,907)	23.78
Forfeited	(10,969)	42.59
Unvested at July 31, 2015	1,881,355	$37.72

As of July 31, 2015, the aggregate intrinsic value of unvested restricted stock units was $218.0 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the date of grant and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation was not material for the three and six months ended July 31, 2015 and 2014, respectively.

11. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Numerator:
Net income	$23,097	$9,310	$41,951	$14,570
Less: amount allocable to unvested early exercised options	—	(2)	—	(4)
Net income allocable to ordinary shareholders - basic	$23,097	$9,308	$41,951	$14,566
Undistributed earnings reallocated to ordinary shareholders	—	—	—	—
Net income allocable to ordinary shareholders - diluted	$23,097	$9,308	$41,951	$14,566
Denominator:
Weighted-average ordinary shares outstanding	31,515,446	29,426,935	31,307,292	29,206,936
Less: weighted-average unvested early exercised options subject to repurchase	—	(5,735)	(56)	(8,425)
Weighted-average ordinary shares - basic	31,515,446	29,421,200	31,307,236	29,198,511
Effect of potentially dilutive securities:
Employee stock options	1,351,924	1,879,067	1,374,810	1,994,912
Restricted stock units	1,028,899	599,234	995,092	627,368
Employee stock purchase plan	7,953	—	11,101	10,698
Weighted-average ordinary shares - diluted	33,904,222	31,899,501	33,688,239	31,831,489
Net income per ordinary share:
Basic	$0.73	$0.32	$1.34	$0.50
Diluted	$0.68	$0.29	$1.25	$0.46

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

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Options to purchase ordinary shares	13,081	193,633	42,257	156,550
Restricted stock units	93,002	52,978	46,501	42,167
Employee stock purchase plan	—	62,887	6,714	47,165
Early exercised options subject to repurchase	—	5,735	56	8,425
	106,083	315,233	95,528	254,307

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in thousands)
Income before income taxes	$25,048	$10,203	$45,400	$16,179
Provision for income taxes	1,951	893	3,449	1,609
Effective tax rate	7.8%	8.8%	7.6%	9.9%

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2010 to 2014 remain open to examination by U.S. federal tax authorities. The tax years 2004 to 2014 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2014 remain open to examination by material foreign tax authorities.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2015, the gross amount of unrecognized tax benefits was approximately $4.7 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

The Company leases its principal facilities and has time-based software licenses under operating leases with various expiration dates through April 2018. Net operating lease expenses for the three months ended July 31, 2015 and 2014 were approximately $1.7 million and $1.5 million, respectively. Net operating lease expenses for the six months ended July 31, 2015 and 2014 were approximately $3.6 million and $2.8 million, respectively. Future annual minimum payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
July 31, 2015
Fiscal Year	(in thousands)
2016	$3,089
2017	5,120
2018	1,471
2019	237
2020	—
Total future annual minimum lease payments	$9,917

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of July 31, 2015 and January 31, 2015, total manufacturing purchase commitments were approximately $34.0 million and $27.5 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of July 31, 2015 and January 31, 2015, respectively.

14. Segment Reporting

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Hong Kong	$78,628	$41,999	$144,318	$77,393
Asia Pacific	832	585	1,316	1,218
United States	1,360	1,721	2,566	3,868
North America other than United States	1,860	1,445	3,303	2,716
Europe	1,513	1,218	3,703	2,694
Total revenue	$84,193	$46,968	$155,206	$87,889

As of July 31, 2015, substantially all of the Company’s long-lived assets, property and equipment, net were located in the United States and Asia Pacific region with approximate net amount of $1.7 million and $1.1 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistic provider, and Chicony, a direct ODM customer, which combined accounted for approximately 91% and 88% of total revenue for the three months ended July 31, 2015 and 2014, respectively, and approximately 91% and 87% of total revenue for the six months ended July 31, 2015 and 2014, respectively. Accounts receivable with these two customers combined accounted for approximately $37.9 million and $36.2 million as of July 31, 2015 and January 31, 2015, respectively.

15. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

In fiscal year 2015, the Company added additional software license commitments to its existing software license agreement with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. Under these license commitments, the Company committed to pay an aggregate amount of $7.5 million payable through January 2017. The Company paid $0.6 million under these agreements for the three months ended July 31, 2015 and 2014, respectively. The Company paid $1.4 million and $1.0 million under these agreements for the six months ended July 31, 2015 and 2014, respectively. License expenses related to these agreements included in research and development cost were approximately $0.7 million and $0.5 million for the three months ended July 31, 2015 and 2014, respectively. License expenses related to these agreements included in research and development cost were approximately $1.4 million and $0.7 million for the six months ended July 31, 2015 and 2014, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but is no longer a significant shareholder of the Company. The Company recognized revenue from sales to Wintech of approximately $59.8 million and $30.3 million for the three months ended July 31, 2015 and 2014, respectively. The Company recognized revenue from sales to Wintech of approximately $105.1 million and $58.5 million for the six months ended July 31, 2015 and 2014, respectively. As of July 31, 2015 and January 31, 2015, the Company had receivables from Wintech of approximately $20.9 million and $12.1 million, respectively.

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

Financial Highlights and Trends

•

We recorded revenue of $84.2 million and $155.2 million for the three and six months ended July 31, 2015, respectively. This represented increases of 79.3% and 76.6% for the three and six months ended July 31, 2015, respectively, as compared to the same periods in fiscal year 2015. The increases were primarily due to strong demand for our A9, A7L and S2L SoCs in the wearable sports, IP security, unmanned aerial vehicle or UAV, and automotive aftermarket camera markets. The strong growth in the wearable sports and IP security camera markets reflected a broader adoption of our SoCs by current customers as well as the addition of new customers. Although UAVs are in the early stage of market adoption, we experienced strong growth in the quarter ended July 31, 2015 due to the launch of new models from an existing customer and initial adoption of our SoCs by new customers. In the automobile aftermarket, revenues continued to increase as customer demand for more feature-rich products has improved our competitive position in the Asia markets. The increases were partially offset by a year-over-year decline in the infrastructure market resulting from continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 compression technology.

•

We recorded operating income of $24.9 million and $45.2 million for the three and six months ended July 31, 2015, respectively, as compared to $10.2 million and $16.1 million for the three and six months ended July 31, 2014, respectively. The increase was primarily due to continuous growth in revenue, as well as efficient control of product cost and operating expenses.

•

We generated cash flows from operating activities of $57.2 million for the six months ended July 31, 2015, as compared to $18.8 million for the six months ended July 31, 2014. The increase was primarily attributable to increased net income, adjusted for increased non-cash stock-based compensation expense, improved accounts receivable collection and increased deferred revenue associated with the timing of inventory shipments by our logistics providers and cash proceeds prior to delivery of engineering services. The increase was partially offset by decreased liabilities associated with the timing of payments to suppliers and increased inventory purchases to support the continued growth in sales.

•

On June 25, 2015, we completed the acquisition of VisLab S.r.l., a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including Advanced Driver Assistance Systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. Of this total purchasing price, $4.1 million was attributed to intangible assets, $25.3 million was attributed to goodwill, and $0.6 million was attributed to net assets acquired.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Over the last five years, we have continued to provide solutions for the camcorder and infrastructure markets, but also have expanded our focus to include the wearable sports, IP security and automotive aftermarket camera markets. We believe our entry into these markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand our end market exposure, such as to non-sports wearable cameras and unmanned aerial vehicles, or UAVs, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue	$84,193	$46,968	$155,206	$87,889
Cost of revenue	29,345	16,432	54,440	31,757
Gross profit	54,848	30,536	100,766	56,132
Operating expenses:
Research and development	20,840	13,497	37,423	26,411
Selling, general and administrative	9,087	6,875	18,097	13,630
Total operating expenses	29,927	20,372	55,520	40,041
Income from operations	24,921	10,164	45,246	16,091
Other income	127	39	154	88
Income before income taxes	25,048	10,203	45,400	16,179
Provision for income taxes	1,951	893	3,449	1,609
Net income	$23,097	$9,310	$41,951	$14,570

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Cost of revenue	35	35	35	36
Gross profit	65	65	65	64
Operating expenses:
Research and development	25	29	24	30
Selling, general and administrative	11	15	12	16
Total operating expenses	36	44	36	46
Income from operations	29	21	29	18
Other income (loss), net	—	—	—	—
Income before income taxes	29	21	29	18
Provision for income taxes	2	2	2	2
Net income	27%	19%	27%	16%

Revenue

We derive substantially all of our revenue from the sale of HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our logistics providers. Our SoC solutions have been used in the camera and infrastructure markets, although we expect the primary market for our solutions for the foreseeable future will be in the camera market as the infrastructure market continues to decline due to delays in investments in network upgrades. We derive a substantial portion of our revenue from sales made indirectly through our logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one large ODM customer, Chicony Electronics Co., Ltd., or Chicony.

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

Provision for Income Taxes

We are incorporated in the Cayman Islands and conduct business in several countries such as the United States, China, Taiwan, Hong Kong, Italy, South Korea and Japan, and we are subject to taxation in those jurisdictions. As such, our worldwide operating income is subject to varying tax rates and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region, by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit; by transfer pricing adjustments and by tax effects of nondeductible compensation.  We have experienced lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

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

Comparison of the Three and Six Months Ended July 31, 2015 and 2014

Revenue

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Revenue	$84,193	$46,968	$37,225	79.3%	$155,206	$87,889	$67,317	76.6%

The increased revenue for the three and six months ended July 31, 2015 were primarily due to strong demand for our A9, A7L and S2L SoCs in the wearable sports, IP security, unmanned aerial vehicle or UAV, and automotive aftermarket camera markets. The strong growth in the wearable sports and IP security camera markets reflected a broader adoption of our SoCs by current customers as well as the addition of new customers. Although UAVs are in the early stage of market adoption, we experienced strong growth in the quarter ended July 31, 2015 due to the launch of new models from an existing customer and initial adoption of our SoCs by new customers. In the automobile aftermarket, revenues continued to increase as customer demand for more feature-rich products has improved our competitive position in the Asia markets.

The increases were partially offset by a year-over-year decline in the infrastructure market resulting from continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 compression technology. Infrastructure revenue declined as a percentage of total revenue from 6.8% for the three months ended July 31, 2014 to 3.0% for the three months ended July 31, 2015, and declined as a percentage of total revenue from 8.5% for the six months ended July 31, 2014 to 3.5% for the six months ended July 31, 2015.

Cost of Revenue and Gross Margin

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Cost of revenue	$29,345	$16,432	$12,913	78.6%	$54,440	$31,757	$22,683	71.4%
Gross profit	54,848	30,536	24,312	79.6%	100,766	56,132	44,634	79.5%
Gross margin	65.1%	65.0%	—	0.1%	64.9%	63.9%	—	1.0%

Cost of revenue increased for the three and six months ended July 31, 2015 primarily due to an increase in the number of SoCs sold into the camera markets. The increase was partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes.

Gross margin increased for the three and six months ended July 31, 2015 compared to the same periods in the prior fiscal year primarily due to a higher percentage of revenues associated with higher gross margin shipments of our A9, A7L and S2L chips into the camera markets, primarily led by the increased revenues from the UAV market. The increase was partially offset by continuing reduction in the higher gross margin infrastructure business. Infrastructure revenue declined as a percentage of total revenue from 6.8% for the three months ended July 31, 2014 to 3.0% for the three months ended July 31, 2015, and declined as a percentage of total revenue from 8.5% for the six months ended July 31, 2014 to 3.5% for the six months ended July 31, 2015.

Research and Development

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Research and development	$20,840	$13,497	$7,343	54.4%	$37,423	$26,411	$11,012	41.7%

Research and development expense increased for the three and six months ended July 31, 2015 compared to the same periods in the prior fiscal year primarily due to increases in engineering headcount and product development costs. Our research and development engineering headcount increased to 443 at July 31, 2015 compared to 352 at July 31, 2014, including 29 employees hired upon completion of the VisLab acquisition on June 25, 2015. The increased engineering headcount resulted in increases in salary related expenses of approximately $2.7 million and $3.7 million for the three and six months ended July 31, 2015, respectively. The increases were also attributable to additional stock-based compensation of approximately $2.1 million and $3.7 million for the three and six months ended July 31, 2015, respectively, as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the increase in the fair market value of the Company’s ordinary shares. The product development costs increased by approximately $3.0 million and $5.1 million for the three and six months ended July 31, 2015, respectively. The increased product development costs were partially offset by $0.9 million and $1.8 million in payments from customers who agreed to share development costs for the three and six months ended July 31, 2015, respectively.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Selling, general and administrative	$9,087	$6,875	$2,212	32.2%	$18,097	$13,630	$4,467	32.8%

Selling, general and administrative expense increased for the three and six months ended July 31, 2015 compared to the same periods in the prior fiscal year primarily due to increases in headcount and outside professional services. Our selling, general and administrative headcount increased to 155 at July 31, 2015 compared to 141 at July 31, 2014, resulting in increases in salary related expenses of approximately $0.6 million and $1.2 million for the three and six months ended July 31, 2015, respectively. The increases were also attributable to additional stock-based compensation of approximately $1.1 million and $2.1 million for the three and six months ended July 31, 2015, respectively, as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the increase in the fair market value of the Company’s ordinary shares. In addition, we incurred approximately $0.5 million and $0.9 million of additional expenditures on outside professional services for the three and six months ended July 31, 2015, respectively, to support the VisLab acquisition and rapid growth of our business.

Other Income

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Other income	$127	$39	$88	225.6%	$154	$88	$66	75.0%

The increases in other income for the three and six months ended July 31, 2015 compared to the same periods in the prior fiscal year were primarily due to fluctuations in exchange rates for foreign currency transactions and net interest income from securities investments.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,951	$893	$1,058	118.5%	$3,449	$1,609	$1,840	114.4%
Effective tax rate	7.8%	8.8%	—	(1.0)%	7.6%	9.9%	—	(2.3)%

The decreases in effective tax rates for the three and six months ended July 31, 2015 compared to the same periods in the prior fiscal year were primarily due to a higher geographic mix of profits generated in lower tax jurisdictions and the tax effects of higher deductible stock-based compensation expenses. The quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

Liquidity and Capital Resources

As of July 31, 2015 and January 31, 2015, we had cash, cash equivalents and marketable securities of approximately $239.8 million and $208.0 million, respectively. In fiscal year 2015, we began investing in highly liquid, short-term marketable securities. We hold these investments as available-for-sale securities and mark them to market. As of July 31, 2015, these securities had a fair value of approximately $40.2 million with insignificant unrealized gains and losses caused by fluctuations in market value and interest rates.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$57,240	$18,846
Net cash used in investing activities	(33,373)	(39,477)
Net cash provided by financing activities	5,419	5,500
Net increase (decrease) in cash and cash equivalents	$29,286	$(15,131)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the six months ended July 31, 2015 primarily due to increased net income, adjusted for increased non-cash stock-based compensation expense, improved accounts receivable collection and increased deferred revenue associated with the timing of inventory shipments by our logistics providers and cash proceeds prior to delivery of engineering services. The increase was partially offset by decreased liabilities associated with the timing of payments to suppliers and increased inventory purchases to support the continued growth in sales.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased for the six months ended July 31, 2015 compared to the six months ended July 31, 2014 primarily due to the receipt of approximately $22.9 million in cash during the six months ended July 31, 2015 from the partial selling and maturities of debt securities and, as a result of the timing of reinvestments, a decrease in our holdings of debt securities by approximately $13.1 million, partially offset by the payment of $30.0 million for the acquisition of VisLab in the second quarter of fiscal year 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased for the six months ended July 31, 2015 compared to the same period in the prior fiscal year primarily due to decreased income tax benefits associated with stock-based compensation. The decrease was partially offset by additional cash proceeds from option exercises and contributions from participants in the employee stock purchase plan.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of July 31, 2015:

	Payment Due by Period as of July 31, 2015
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities under operating leases	$4,127	$944	$2,946	$237	$—	$—
Technology license or other obligations under operating leases	5,790	2,145	3,645	—	—	—
Purchase obligations	34,035	34,035	—	—	—	—
Uncertain tax liabilities	1,414	—	—	—	—	1,414
Total	$45,366	$37,124	$6,591	$237	$—	$1,414

As of July 31, 2015, we had purchase obligations with our independent contract manufacturers of $34.0 million.

Uncertain tax liabilities represent our potential liabilities related to uncertain tax positions as of July 31, 2015. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of July 31, 2015, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2015 fiscal year filed with the SEC on March 30, 2015, except business combination, goodwill and in-process research and development.

Business Combinations and Intangible Assets

We allocate the fair value of purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets, management makes significant estimates and assumptions.

Critical estimates in valuing certain intangible assets include, but are not limited to, replacement cost. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill and In-Process Research and Development

Goodwill and in-process research and development (IPR&D) are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We have a single reporting unit for goodwill impairment test purposes based on our business and reporting structure.

We do not amortize goodwill. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2015 and January 31, 2015, we had cash, cash equivalents, marketable securities and restricted cash totaling $239.8 million and $208.0 million, respectively. Our cash and restricted cash consist of deposits in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Foreign Currency Risk

To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur operating expenses and hold assets and liabilities denominated in foreign currencies, principally the New Taiwan Dollar and the Chinese Yuan Renminbi. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, and certain currency exchange rates, such as the exchange rate between the Chinese Yuan Renminbi and the U.S Dollar, have been especially volatile in the recent past. Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our total revenue, we believe that the exposure to foreign currency fluctuation risk from operating expenses is not material at this time. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that OEM. For example, improved smartphone video capture capabilities, and rapid adoption of smartphones by consumers, led to the decline of an entire category of pocket video cameras aimed at the casual video capture market. In fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero percent of our total revenue by fiscal year 2013. If products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2015, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 64% of our total revenue, and sales to our ten largest customers collectively accounted for approximately 74% of our total revenue. For the three months ended July 31, 2015, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 59.5% of our total revenue, and sales to our ten largest customers collectively accounted for approximately 74.9% of our total revenue. For the six months ended July 31, 2015, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 58.1% of our total revenue, and sales to our ten largest customers collectively accounted for approximately 73.9% of our total revenue. In fiscal year 2015, sales to our largest ODM customer accounted for approximately 32% of our total revenue. For the three months ended July 31, 2015, sales to our largest ODM customer accounted for approximately 20.1% of our total revenue. For the six months ended July 31, 2015, sales to our largest ODM customer accounted for approximately 23.4% of our total revenue. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. The loss of a significant customer could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

To date, our revenue has been attributable to demand for our video and image processing SoCs in the camera and infrastructure markets and the growth of these overall markets. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We derive the substantial majority of our revenue from the camera market, and our operating results are increasingly affected by trends in the camera market. These trends include demand for higher resolution, increasing functionality, longer battery life, greater storage and connectivity requirements, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted the camera market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. If our target markets, such as wearable cameras, automotive aftermarket cameras, IP security cameras, and unmanned aerial vehicle, or UAV, cameras, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. For example, given the current global economic uncertainty and recent signs of slowing growth in Asia, and China in particular, the demand for our products may be more varied and our customers may be more conservative with the inventory levels they maintain. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability or incur losses.

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

The global semiconductor market in general, and the video and image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, functionality, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets, and as the internal resources of large OEMs grow and they potentially develop their own semiconductor solutions. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation and Panasonic Corporation. In the IP security camera market, our primary competitors include HiSilicon Technologies Co., Ltd., Geo Semiconductor, Inc., Grain Media, Inc., Movidius Ltd., Socionext Inc., a new entity created from the merger of system LSI businesses of Fujitsu Ltd. and Panasonic Corporation, and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB, and Sony. In the market for automotive aftermarket cameras, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the infrastructure market include Intel Corporation, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, MediaTek, Inc., NVIDIA Corporation, Qualcomm Incorporated and Samsung Electronics Co., Ltd., enter these markets.

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

From inception through July 31, 2015, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a substantial majority of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

If we fail to develop and introduce new or enhanced solutions on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and technological obsolescence. To compete successfully, we must design, develop, market and sell enhanced solutions that provide increasingly higher levels of performance and functionality and that meet the cost expectations of our customers. Our existing or future solutions could be rendered obsolete by the introduction of new products by our competitors; convergence of other markets, such as smartphones, with or into the camera market; the market adoption of products based on new or alternative technologies; the emergence of new industry standards for video compression; or the requirement of additional functionality included in our products, such as analytics or computer vision functionality. In addition, the markets for our solutions are characterized by frequent introduction of next-generation and new products, short product life cycles, increasing demand for added functionality and significant price competition. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations would suffer.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 57%, 56% and 63% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. Approximately 71.1% and 67.7% of our revenue was derived from sales through Wintech for the three and six months ended July 31, 2015, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $58.0 million, $48.8 million and $42.8 million in fiscal years 2015, 2014 and 2013, respectively. Our research and development expense was $20.8 million and $37.4 million for the three and six months ended July 31, 2015, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions with increased functionality, such as analytics or computer vision capabilities. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 16 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of July 31, 2015, we had forty-two issued and allowed patents in the United States plus twenty-four additional continuation patents, three issued patents in China, two issued patents in Japan and thirty-six pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

We design our video and image processing solutions to conform to video compression standards, including MPEG-2, H.264 and H.265, set by industry standards setting bodies such as ITU-T Video Coding Experts Group and the ISO/IEC Moving Picture Experts Group. Generally, our solutions comprise only a part of a camera or broadcast infrastructure equipment device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or by consumers. If our customers or the suppliers that provide other device components adopt new or competing industry standards with which our solutions are not compatible, or if the industry groups fail to adopt standards with which our solutions are compatible, our existing solutions would become less desirable to our customers. As a result, our sales would suffer, and we could be required to make significant expenditures to develop new SoC solutions. For example, if the new H.265 video compression standard is not broadly adopted by our customers or potential customers, sales of our H.265 compliant solutions would suffer and we may be required to expend substantial resources to comply with an alternative video compression standard. In addition, existing standards may be challenged as infringing upon the intellectual property rights of other companies or may be superseded by new innovations or standards.

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

We have research and development design centers and business development offices in China, Japan, Italy, South Korea and Taiwan, and we expect to continue to conduct business with companies that are located outside the United States, particularly in Asia. Even customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their products, and these contract manufacturers typically purchase products directly from us. As a result of our international focus, we face numerous challenges and risks, including:

•	increased complexity and costs of managing international operations;
•	longer and more difficult collection of receivables;
•	difficulties in enforcing contracts generally;
•	regional economic instability;
•	geopolitical instability and military conflicts;
•	limited protection of our intellectual property and other assets;
•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•	trade and foreign exchange restrictions and higher tariffs;
•	travel restrictions;
•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;
•	foreign currency exchange fluctuations relating to our international operating activities;
•	restrictions imposed by the U.S. government on our ability to do business with certain companies or in certain countries as a result of international political conflicts;
•	transportation delays and other consequences of limited local infrastructure, and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;
•	difficulties in staffing international operations;
•	heightened risk of terrorist acts;
•	local business and cultural factors that differ from our normal standards and practices;
•	differing employment practices and labor relations;
•	regional health issues and natural disasters; and
•	work stoppages.

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

As a public company, we are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We became a public company on October 10, 2012 and have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Additionally, in fiscal year 2015, we ceased to be an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. As a result, we are now, and will continue to be, subject to additional disclosure and compliance requirements associated with being a public company going forward, including but not limited to compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as described below.

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

Although we have hired additional accounting and finance personnel with system implementation experience and Sarbanes-Oxley Act compliance expertise, the continued growth of the business may require additional trained resources to meet the requirements of being a public company. Any inability to recruit and retain such finance personnel would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the demands of being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our ordinary shares to decline and could harm our business, operating results and financial condition.

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

We are incorporated in the Cayman Islands and our operations are subject to income and transaction taxes in the United States, China, Hong Kong, Japan, Italy, South Korea, Taiwan and other jurisdictions in which we do business. Due to the complexity associated with the calculation of our tax provision, we have hired independent tax advisors to assist us. If we or our independent tax advisors fail to resolve or fully understand certain issues, there may be errors that could result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations or have a negative impact on the trading price of our ordinary shares.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. Although none of these proposed U.S. tax law changes has yet been enacted, and they may never be enacted in their current forms, it is possible that these or other changes in the U.S. tax laws could significantly increase our U.S. income tax liability in the future.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 91% of our total revenue in fiscal year 2015 and accounted for approximately 94.4% and 93.8% of our total revenue for the three and six months ended July 31, 2015, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

A significant number of our employees are located in Asia, principally Taiwan and China. Therefore, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar, such as the New Taiwan Dollar and the Chinese Yuan Renminbi. Our operating results are denominated in U.S. dollars and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our operating results. Furthermore, currency exchange rates, particularly the exchange rate between the Chinese Yuan Renminbi and the U.S Dollar, have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict our operating results.

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

In the future, we may acquire other businesses, products or technologies. Other than our acquisition of VisLab S.r.l., we have not made any acquisitions to date and do not have any agreements or commitments for any specific acquisition at this time. Our ability to make and successfully integrate acquisitions is unproven. Our acquisition of VisLab and any future acquisitions may not strengthen our competitive position and may be viewed negatively by our customers, financial markets or investors, and we may not achieve our goals in a timely manner, or at all. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, operating results, financial condition and cash flows. Acquisitions may also reduce our cash available for operations and other uses, and could also result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business.

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

As of July 31, 2015, we had approximately $40.2 million in securities investments. The investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities, agency bonds and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

Date: September 8, 2015

AMBARELLA, INC.

	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 8, 2015	By:	/s/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1

Quota Purchase Agreement, dated as of June 25, 2015, by and among the Registrant, the University of Parma, Alberto Broggi, Massimo Bertozzi, Paolo Grisler, Pietro Cerri, Rean Fedriga, Paolo Medici, Luca Bombini, Stefano Cattani, Mirko Felisa, Pier Paolo Porta, and Paolo Zani.

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1	Amended and Restated 2012 Employee Stock Purchase Plan.
10.2	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.3	Second Amendment to Lease Agreement dated as of August 27, 2015 by and between Ambarella Corporation and DPF JAY OWNER, LLC.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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