Form 10-Q
period 2015-10-31
AMBARELLA INC
filed 2015-12-09
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of October 31, 2015 was 32,049,374 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31,	January 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$236,465	$170,291
Marketable securities	40,255	37,703
Accounts receivable, net	46,282	40,180
Inventories	22,788	21,693
Restricted cash	8	8
Deferred tax assets, current	1,990	1,990
Prepaid expenses and other current assets	3,591	3,506
Total current assets	351,379	275,371
Property and equipment, net	3,215	3,075
Deferred tax assets, non-current	3,955	3,936
Intangible assets, net	4,124	—
Goodwill	26,601	—
Other assets	2,018	1,902
Total assets	$391,292	$284,284
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	22,621	21,036
Accrued liabilities	18,324	18,699
Income taxes payable	1,555	748
Deferred tax liabilities, current	85	92
Deferred revenue, current	6,944	4,907
Total current liabilities	49,529	45,482
Deferred revenue, non-current	—	198
Other long-term liabilities	9,394	1,393
Total liabilities	58,923	47,073
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2015 and January 31, 2015, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at October 31, 2015 and January 31, 2015, respectively; 32,049,374 shares issued and outstanding at October 31, 2015; 30,837,529 shares issued and outstanding at January 31, 2015	14	14
Additional paid-in capital	164,324	140,564
Accumulated other comprehensive loss	(15)	(1)
Retained earnings	168,046	96,634
Total shareholders’ equity	332,369	237,211
Total liabilities and shareholders' equity	$391,292	$284,284

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenue	$93,200	$65,689	$248,406	$153,578
Cost of revenue	31,938	24,130	86,378	55,887
Gross profit	61,262	41,559	162,028	97,691
Operating expenses:
Research and development	22,062	15,584	59,485	41,995
Selling, general and administrative	8,873	7,324	26,970	20,954
Total operating expenses	30,935	22,908	86,455	62,949
Income from operations	30,327	18,651	75,573	34,742
Other income	169	40	323	128
Income before income taxes	30,496	18,691	75,896	34,870
Provision for income taxes	1,035	364	4,484	1,973
Net income	$29,461	$18,327	$71,412	$32,897
Net income per share attributable to ordinary shareholders:
Basic	$0.93	$0.61	$2.27	$1.12
Diluted	$0.87	$0.57	$2.12	$1.03
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	31,815,588	30,006,896	31,476,668	29,467,178
Diluted	33,899,202	32,382,526	33,758,541	32,014,373

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net income	$29,461	$18,327	$71,412	$32,897
Other comprehensive income (loss):
Unrealized gains (losses) on investments	9	7	(15)	(14)
Other comprehensive income (loss), net of tax	9	7	(15)	(14)
Comprehensive income	$29,470	$18,334	$71,397	$32,883

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net income	$71,412	$32,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,164	963
Amortization/accretion of marketable securities	415	475
Loss on disposal of long-lived assets	12	16
Stock-based compensation	19,548	10,107
Excess income tax benefits associated with stock-based compensation	—	(451)
Other non-cash items, net	127	(20)
Changes in operating assets and liabilities:
Accounts receivable	(5,612)	(22,128)
Inventories	(994)	(4,387)
Prepaid expenses and other current assets	13	740
Deferred tax assets	(19)	(789)
Other assets	(18)	226
Accounts payable	1,566	12,509
Accrued liabilities	2,820	3,494
Income taxes payable	1,012	1,801
Deferred tax liabilities	(7)	—
Deferred revenue	1,806	347
Net cash provided by operating activities	93,245	35,800
Cash flows from investing activities:
Acquisition, net of cash acquired	(29,905)	—
Investment in a private company	—	(290)
Purchase of investments	(45,957)	(47,417)
Sales of investments	17,732	657
Maturities of investments	25,118	6,340
Purchase of property and equipment	(1,289)	(1,117)
Net cash used in investing activities	(34,301)	(41,827)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	7,230	8,759
Excess income tax benefits associated with stock-based compensation	—	451
Net cash provided by financing activities	7,230	9,210
Net increase (decrease) in cash and cash equivalents	66,174	3,183
Cash and cash equivalents at beginning of period	170,291	143,394
Cash and cash equivalents at end of period	$236,465	$146,577
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$831	$551
Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$109	$49

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

A substantial portion of the Company’s revenue is derived from sales through its logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, and through one large direct ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationship with Wintech could result in a temporary or permanent loss of revenue and obligation to repurchase unsold product. Furthermore, any credit issues from these two customers could impair their abilities to make timely payment to the Company. See Note 14 for additional information regarding concentration with these two customers.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective for the Company beginning in its first quarter of fiscal year 2018. Early adoption is permitted. An entity can elect to adopt the guidance either (1) prospectively for all deferred tax assets and liabilities, or (2) retrospectively by reclassifying the comparative balance sheet. If applied prospectively, an entity is required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, an entity is also required to include quantitative information about the effects of the change on prior periods. The Company is currently evaluating the impact of adoption on its financial presentation and disclosures.

2. Financial Instruments and Fair Value

Beginning in fiscal year 2015, the Company invested a portion of its cash in debt securities that are denominated in United States dollars. The investment portfolio consists of money market funds, asset-backed securities, commercial paper, U.S. government securities, agency bonds and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets. The following table summarizes the investments as of October 31, 2015 and January 31, 2015:

	As of October 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$41	$—	$—	$41
Commercial paper	2,145	—	—	2,145
Corporate bonds	28,549	6	(17)	28,538
Asset-backed securities	4,596	—	(1)	4,595
U.S. government securities	2,911	—	(3)	2,908
Agency bonds	2,069	—	—	2,069
Total cash equivalents and marketable securities	$40,311	$6	$(21)	$40,296

	As of January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$2,427	$—	$—	$2,427
Commercial paper	1,497	—	—	1,497
Corporate bonds	32,356	9	(10)	32,355
Asset-backed securities	3,851	—	—	3,851
Total cash equivalents and marketable securities	$40,131	$9	$(10)	$40,130

	As of
	October 31, 2015	January 31, 2015
	(in thousands)
Included in cash equivalents	$41	$2,427
Included in marketable securities	40,255	37,703
Total cash equivalents and marketable securities	$40,296	$40,130

The contractual maturities of the investments at October 31, 2015 and January 31, 2015 were as follows:

	As of
	October 31, 2015	January 31, 2015
	(in thousands)
Due within one year	$30,540	$37,559
Due within one to two years	9,756	2,571
Total cash equivalents and marketable securities	$40,296	$40,130

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it would be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of October 31, 2015.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of October 31, 2015 and January 31, 2015:

	As of October 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$41	$41	$—	$—
Commercial paper	2,145	—	2,145	—
Corporate bonds	28,538	—	28,538	—
Asset-backed securities	4,595	—	4,595	—
U.S. government securities	2,908	—	2,908	—
Agency bonds	2,069	—	2,069	—
Total cash equivalents and marketable securities	$40,296	$41	$40,255	$—

	As of January 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$2,427	$2,427	$—	$—
Commercial paper	1,497	—	1,497	—
Corporate bonds	32,355	—	32,355	—
Asset-backed securities	3,851	—	3,851	—
Total cash equivalents and marketable securities	$40,130	$2,427	$37,703	$—

3. Inventories

Inventory at October 31, 2015 and January 31, 2015 consisted of the following:

	As of
	October 31, 2015	January 31, 2015
	(in thousands)
Work-in-progress	$12,696	$13,805
Finished goods	10,092	7,888
Total	$22,788	$21,693

4. Property and Equipment, Net

Depreciation expense was approximately $0.4 million and $0.3 million for the three months ended October 31, 2015 and 2014, respectively. Depreciation expense was approximately $1.2 million and $1.0 million for the nine months ended October 31, 2015 and 2014, respectively. Property and equipment at October 31, 2015 and January 31, 2015 consisted of the following:

	As of
	October 31, 2015	January 31, 2015
	(in thousands)
Computer equipment and software	$6,166	$5,310
Machinery and equipment	2,599	2,234
Furniture and fixtures	473	456
Leasehold improvements	1,249	1,215
Construction in progress	155	64
	10,642	9,279
Less: accumulated depreciation and amortization	(7,427)	(6,204)
Total property and equipment, net	$3,215	$3,075

5. Acquisition

On June 25, 2015, the Company completed the acquisition of VisLab S.r.l. (“VisLab”), a privately held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including Advanced Driver Assistance Systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. This acquisition will enable extensive and robust computer vision support in future solutions targeting the Company's core markets, including automotive, IP security, wearable, and flying cameras. Of the total purchase price of $30.0 million, $4.1 million was attributed to intangible assets, $25.3 million was attributed to goodwill, and $0.6 million was attributed to net assets acquired. The goodwill represents the excess value of the purchase price over the aggregate fair value of the tangible and intangible assets acquired. The goodwill primarily represents the intangible assets that do not qualify for separate recognition and the future development initiatives of the assembled workforces. Goodwill is not expected to be deductible for tax purposes.

Pro forma result of operations for this acquisition has not been presented because it is not material to the consolidated results of operations, either individually or in aggregate.

6. Goodwill and Intangible Assets

On June 25, 2015, the Company completed the acquisition of VisLab. As a result, there were $25.3 million of goodwill and $4.1 million of intangible assets recorded in the condensed consolidated balance sheet. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. The intangible assets primarily consist of IPR&D. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. There was no goodwill or intangible asset impairments for the nine months ended October 31, 2015.

7. Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities at October 31, 2015 and January 31, 2015 consisted of the following:

	As of
	October 31, 2015	January 31, 2015
	(in thousands)
Accrued employee compensation	$12,329	$11,318
Accrued warranty	143	203
Accrued rebates	657	254
Accrued product development costs	3,683	5,004
Other accrued liabilities	1,512	1,920
Total accrued liabilities	$18,324	$18,699

During the nine months ended October 31, 2015, the Company recorded a deferred tax liability of $1.3 million related to acquired intangible assets and a liability for unrecognized tax benefits of $6.7 million. As of October 31, 2015 and January 31, 2015, total other long-term liabilities were approximately $9.4 million and $1.4 million, respectively.

8. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at October 31, 2015 and January 31, 2015 consisted of the following:

	As of
	October 31, 2015	January 31, 2015
	(in thousands)
Deferred revenue on product shipments	$5,932	$4,663
Deferred revenue from licenses & services	2,865	1,610
Deferred cost of revenue on product shipments	(1,853)	(1,168)
Total deferred revenue, net	$6,944	$5,105

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of October 31, 2015 and January 31, 2015, respectively.

Ordinary shares

As of October 31, 2015 and January 31, 2015, a total of 200,000,000 ordinary shares were authorized.

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

As of October 31, 2015 and January 31, 2015, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	October 31, 2015	January 31, 2015
Shares reserved for options and restricted stock units	5,311,460	5,055,845
Shares reserved for employee stock purchase plan	974,273	667,990

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Stock-based compensation:
Cost of revenue	$157	$97	$408	$214
Research and development	5,201	2,363	11,966	5,582
Selling, general and administrative	2,587	1,824	7,174	4,311
Total stock-based compensation	$7,945	$4,284	$19,548	$10,107

During the three months ended October 31, 2015, the Company granted 84,239 shares of restricted stock awards. As of October 31, 2015, total unrecognized compensation cost related to unvested stock options was $12.4 million and is expected to be recognized over a weighted-average period of 2.59 years. Total unrecognized compensation cost related to unvested restricted stock units was $111.4 million and is expected to be recognized over a weighted-average period of 3.33 years. Total unrecognized compensation cost related to unvested restricted stock awards was $4.7 million and is expected to be recognized over a weighted-average period of 3.87 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Stock Options:
Volatility	55%	63%	57%	64%
Risk-free interest rate	1.70%	1.94%	1.73%	1.94%
Expected term (years)	6.08	5.97	6.08	6.00
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	63%	40%	63%	40%
Risk-free interest rate	0.27%	0.05%	0.21%	0.05%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the nine months ended October 31, 2015:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2015	2,281,909	$13.00
Granted	163,200	73.06	$39.79
Exercised	(509,933)	9.28		$35,157
Forfeited	(31,081)	28.91
Outstanding at October 31, 2015	1,904,095	18.89			6.08	$62,057
Exercisable at October 31, 2015	1,363,586	$9.41			5.04	$54,587
Vested and expected to vest at October 31, 2015	1,868,541	$18.32			6.03	$61,700

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and expected-to-vest options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $49.44 on October 31, 2015, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2015	1,980,448	$26.82
Granted	1,264,079	66.57
Vested	(538,487)	25.20
Forfeited	(24,439)	38.44
Unvested at October 31, 2015	2,681,601	$45.78

As of October 31, 2015, the aggregate intrinsic value of unvested restricted stock was $132.6 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the date of grant and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation was not material for the nine months ended October 31, 2015 and 2014, respectively.

11. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Numerator:
Net income	$29,461	$18,327	$71,412	$32,897
Less: amount allocable to unvested early exercised options	—	(1)	—	(8)
Net income allocable to ordinary shareholders - basic	$29,461	$18,326	$71,412	$32,889
Undistributed earnings reallocated to ordinary shareholders	—	—	—	1
Net income allocable to ordinary shareholders - diluted	$29,461	$18,326	$71,412	$32,890
Denominator:
Weighted-average ordinary shares outstanding	31,815,588	30,009,218	31,476,724	29,474,364
Less: weighted-average unvested early exercised options subject to repurchase	—	(2,322)	(56)	(7,186)
Weighted-average ordinary shares - basic	31,815,588	30,006,896	31,476,668	29,467,178
Effect of potentially dilutive securities:
Employee stock options	1,199,065	1,719,140	1,316,228	1,902,988
Restricted stock	881,605	646,661	957,263	633,799
Employee stock purchase plan	2,944	9,829	8,382	10,408
Weighted-average ordinary shares - diluted	33,899,202	32,382,526	33,758,541	32,014,373
Net income per ordinary share:
Basic	$0.93	$0.61	$2.27	$1.12
Diluted	$0.87	$0.57	$2.12	$1.03

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

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Options to purchase ordinary shares	135,617	316,208	73,377	209,769
Restricted stock	237,285	586,474	110,096	223,602
Employee stock purchase plan	22,865	50,111	12,098	48,147
Early exercised options subject to repurchase	—	2,322	56	7,186
	395,767	955,115	195,627	488,704

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
	(in thousands)
Income before income taxes	$30,496	$18,691	$75,896	$34,870
Provision for income taxes	1,035	364	4,484	1,973
Effective tax rate	3.4%	2.0%	5.9%	5.7%

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2013 to 2015 remain open to examination by U.S. federal tax authorities. The tax years 2004 to 2015 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2015 remain open to examination by material foreign tax authorities.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2015, the gross amount of unrecognized tax benefits was approximately $24.1 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner , the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing agreement. The decision was finalized by the U.S. Tax Court on December 1, 2015 and the IRS  has a 90-day period to appeal. To date, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty related to the status of the current regulations and whether the Internal Revenue Service will appeal the decision, the Company has not recognized tax benefits as of October 31, 2015 in its Condensed Consolidated Statements of Operations. The Company will continue to monitor ongoing developments and potential impacts to its condensed consolidated financial statements.

13. Commitments and Contingencies

In August 2015, the Company entered into an amendment to the lease agreement for its headquarters located in Santa Clara, California to extend the term to May 2020, among other things. The Company leases its principal facilities and has time-based software licenses under operating leases. Net operating lease expenses for the three months ended October 31, 2015 and 2014 were approximately $1.6 million and $1.5 million, respectively. Net operating lease expenses for the nine months ended October 31, 2015 and 2014 were approximately $5.2 million and $4.3 million, respectively. Future annual minimum payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
October 31, 2015
Fiscal Year	(in thousands)
2016	$2,106
2017	5,678
2018	2,016
2019	1,461
2020	1,536
Total future annual minimum lease payments	$12,797

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of October 31, 2015 and January 31, 2015, total manufacturing purchase commitments were approximately $23.4 million and $27.5 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of October 31, 2015 and January 31, 2015, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Hong Kong	$84,053	$61,134	$228,371	$138,527
Asia Pacific	1,015	420	2,331	1,638
United States	2,190	1,328	4,756	5,196
North America other than United States	3,682	1,046	6,985	3,762
Europe	2,260	1,761	5,963	4,455
Total revenue	$93,200	$65,689	$248,406	$153,578

As of October 31, 2015, substantially all of the Company’s property and equipment, net were located in the United States and Asia Pacific region with approximate net amount of $1.7 million and $1.2 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistic provider, and Chicony, a direct ODM customer, which combined accounted for approximately 89% and 92% of total revenue for the three months ended October 31, 2015 and 2014, respectively, and approximately 90% and 89% of total revenue for the nine months ended October 31, 2015 and 2014, respectively. Accounts receivable with these two customers combined accounted for approximately $42.9 million and $36.2 million as of October 31, 2015 and January 31, 2015, respectively.

15. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

In fiscal year 2015, the Company added additional software license commitments to its existing software license agreement with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. Under these license commitments, the Company committed to pay an aggregate amount of $7.5 million payable through January 2017. The Company paid $0.7 million and $0.6 million under these agreements for the three months ended October 31, 2015 and 2014, respectively. The Company paid $2.1 million and $1.6 million under these agreements for the nine months ended October 31, 2015 and 2014, respectively. License expenses related to these agreements included in research and development cost were approximately $0.6 million for the three months ended October 31, 2015 and 2014, respectively. License expenses related to these agreements included in research and development cost were approximately $2.0 million and $1.3 million for the nine months ended October 31, 2015 and 2014, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but is no longer a significant shareholder of the Company. The Company recognized revenue from sales to Wintech of approximately $63.1 million and $33.6 million for the three months ended October 31, 2015 and 2014, respectively. The Company recognized revenue from sales to Wintech of approximately $168.2 million and $92.1 million for the nine months ended October 31, 2015 and 2014, respectively. As of October 31, 2015 and January 31, 2015, the Company had receivables from Wintech of approximately $23.6 million and $12.1 million, respectively.

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

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity, our ability to develop new solutions, our future financial and operating performance, sales and marketing strategy, investment strategy, research and development, customer and supplier relationships, industry trends, our cash needs and capital requirements, expectations about seasonality, taxes, and operating expenses. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera markets, our solutions enable the creation of high-quality video content primarily for wearable sports cameras, Internet Protocol, or IP, security cameras, unmanned aerial vehicle, or UAV, cameras and automotive aftermarket cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications.

Our sales cycles typically require a significant investment of time and a substantial expenditure of resources before we can realize revenue from the sale of our solutions, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management along with our sales personnel and software engineers. If successful, this process culminates in a customer’s decision to use our solutions in its system, which we refer to as a design win. Our sales efforts are typically directed to the OEM of the product that will incorporate our video and image processing solution, but the eventual design and incorporation of our SoC into the product may be handled by an ODM on behalf of the OEM. Volume production may begin within six to 18 months after a design win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once one of our solutions has been incorporated into a customer’s design, we believe that our solution is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning a product or substituting an alternative solution. Conversely, a design loss to a competitor will likely preclude any opportunity for us to generate future revenue from such customer’s product. Even if we obtain a design win and our SoC remains a component through the life cycle of a customer’s product, the volume and timing of actual sales of our SoCs to the customer depend upon the production, release and market acceptance of that product, none of which are within our control.

Financial Highlights and Trends

•

We recorded revenue of $93.2 million and $248.4 million for the three and nine months ended October 31, 2015, respectively. This represented increases of 41.9% and 61.7% for the three and nine months ended October 31, 2015, respectively, as compared to the same periods in fiscal year 2015. The increases for the nine months ended October 31, 2015 were primarily due to strong demand for our A9, A7L, S2L and A12 SoCs in the wearable sports, IP security, UAV, and automotive aftermarket camera markets. The strong growth in the IP security camera markets reflected a broader adoption of our S2L SoC by current customers in the professional security market as well as the addition of new customers in the home security and monitoring market. Despite experiencing revenue growth in the IP security camera market for the three and nine months ended October 31, 2015, we experienced some softness in the China region for the three months ended October 31, 2015, which partially offset stronger results in other geographic regions in that period. Although UAVs are in the early stage of market adoption, we experienced strong growth in the nine months ended October 31, 2015 due to the launch of new models from an existing customer, initial adoption by new customers as well as customers’ increased production for holiday shopping season. In the automotive aftermarket, revenues have remained strong as customers demand more feature-rich products to which the features offered in our products are well suited. For the three months ended October 31, 2015, the growth in the IP security, automotive aftermarket and UAV markets was partially offset by a decline in the wearable sports camera market as a result of an earlier than usual launch of customer products targeted at the consumer market in the second quarter of fiscal year 2016. In addition, we anticipate that higher than normal customer inventory levels at the end of the third calendar quarter in the wearable sports camera market will significantly impact our revenues in the fourth quarter ending January 31, 2016, and possibly the first quarter ending April 30, 2016. For the nine months ended October 31, 2015, the increases in the camera markets were partially offset by a year-over-year decline in the infrastructure market resulting from continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 compression technology.

•

We recorded operating income of $30.3 million and $75.6 million for the three and nine months ended October 31, 2015, respectively, as compared to $18.7 million and $34.7 million for the three and nine months ended October 31, 2014, respectively. The increase was primarily due to strong growth in revenue, as well as efficient control of product cost and operating expenses.

•	We generated cash flows from operating activities of $93.2 million for the nine months ended October 31, 2015, as compared to $35.8 million for the nine months ended October 31, 2014.
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

Factors Affecting Our Performance

Design Wins. We closely monitor design wins by customer and end market. We consider design wins to be critical to our future success, although a design win may not successfully materialize into revenue, and even if it results in revenue, the amount of revenue generated by each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers and internal estimations of customer demand factoring in the expected time to market for end customer products incorporating our solutions and associated revenue potential. Our ability to accurately forecast demand, however, can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products.

Pricing, Product Cost and Margin. Our pricing and margins depend on the volumes and the features of the solutions we provide to our customers. Additionally, we make significant investments in new solutions for both cost improvements and new features that we expect to drive revenue and maintain margins. In general, solutions incorporated into more complex configurations, such as those used in high performance camera or infrastructure applications, have higher prices and higher gross margins as compared to solutions sold into lower performing, more competitive camera applications. Our average selling price, or ASP, can vary by market and application due to market-specific supply and demand, the maturation of products launched in previous years and the launch of new products.

We continually monitor the cost of our solutions. As we rely on third-party manufacturers for the production of our products, we maintain a close relationship with these suppliers to continually monitor production yields, component costs and design efficiencies.

Shifting Consumer Preferences. Our revenue is subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities, and the rapid adoption by consumers, led to the decline of pocket video cameras aimed at the video and image capture market. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable, sports, IP security, UAV and automotive aftermarket cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes in the market to continue to impact our business performance.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Over the last five years, we have developed technologies to provide solutions for the wearable, sports, IP security, UAV and automotive aftermarket camera markets. We believe these markets will continue to facilitate revenue growth and customer diversification. The wearable sports and IP security markets are currently our largest end markets and sales into these markets collectively generate a majority of our revenue. While we will continue to expand our end market exposure, such as to non-sports wearable cameras and UAVs, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

Ability to Capitalize on Connectivity Trend. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable, sports, IP security, UAV and automotive aftermarket cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable, sports, and UAV cameras allow consumers to quickly stream or upload video and images to social media platforms.

Sales Volume. A typical design win that successfully launches into the marketplace can generate a wide range of sales volumes for our solutions, depending on the end market demand for our customers’ products. This can depend on several factors, including the reputation of the end customer, market penetration, product capabilities, size of the end market that the product addresses and our end customers’ ability to sell their products. In certain cases, we may provide volume discounts on sales of our solutions, which may be offset by lower manufacturing costs related to higher volumes. In general, our customers with greater market penetration and better branding tend to develop products that generate larger volumes over the product life cycle.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue	$93,200	$65,689	$248,406	$153,578
Cost of revenue	31,938	24,130	86,378	55,887
Gross profit	61,262	41,559	162,028	97,691
Operating expenses:
Research and development	22,062	15,584	59,485	41,995
Selling, general and administrative	8,873	7,324	26,970	20,954
Total operating expenses	30,935	22,908	86,455	62,949
Income from operations	30,327	18,651	75,573	34,742
Other income	169	40	323	128
Income before income taxes	30,496	18,691	75,896	34,870
Provision for income taxes	1,035	364	4,484	1,973
Net income	$29,461	$18,327	$71,412	$32,897

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Cost of revenue	34	37	35	36
Gross profit	66	63	65	64
Operating expenses:
Research and development	24	24	24	27
Selling, general and administrative	10	11	11	14
Total operating expenses	34	35	35	41
Income from operations	32	28	30	23
Other income (loss), net	—	—	—	—
Income before income taxes	32	28	30	23
Provision for income taxes	1	1	2	1
Net income	31%	27%	28%	22%

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

We expect that our gross margin may fluctuate from period to period as a result of changes in average selling price, product mix and the introduction of new products by us or our competitors. In general, solutions incorporated into more complex configurations, such as those used in high performance cameras or infrastructure applications, have higher prices and higher gross margins, as compared to solutions sold into the lower performance, more competitive camera applications. As semiconductor products mature and unit volumes sold to customers increase, their average selling prices typically decline. These declines may be paired with improvements in manufacturing yields and lower wafer, packaging and test costs, which offset some of the margin reduction that could result from lower selling prices. We believe that our gross margin will decline in the future as we continue to penetrate the highly competitive camera market and as we launch our solutions into new markets.

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

Comparison of the Three and Nine Months Ended October 31, 2015 and 2014

Revenue

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Revenue	$93,200	$65,689	$27,511	41.9%	$248,406	$153,579	$94,827	61.7%

The increased revenue for the nine months ended October 31, 2015 was primarily due to strong demand for our A9, A7L, S2L and A12 SoCs in the wearable sports, IP security, UAV, and automotive aftermarket camera markets. The strong growth in the IP security camera markets reflected a broader adoption of our S2L SoC by current customers in the professional security market as well as the addition of new customers in the home security and monitoring market. Despite the overall revenue growth in the IP security camera market for the three and nine months ended October 31, 2015, we experienced some softness in the China region for the three months ended October 31, 2015, which partially offset stronger results in other geographic regions in that period. Although UAVs are in the early stage of market adoption, we experienced strong growth in the nine months ended October 31, 2015 due to the launch of new models from an existing customer, initial adoption by new customers as well as customers’ increased production for holiday shopping season. In the automotive aftermarket, revenues have remained strong as customers demand more feature-rich products to which the features offered in our products are well suited.

For the three months ended October 31, 2015, the growth in the IP security, automotive aftermarket and UAV markets was partially offset by a decline in the wearable sports camera market as a result of an earlier than usual launch of customer products targeted at the consumer market in the second quarter of fiscal year 2016. In addition, we anticipate that higher than normal customer inventory levels at the end of the third calendar quarter in the wearable sports camera market will significantly impact our revenues in the fourth quarter ending January 31, 2016, and possibly the first quarter ending April 30, 2016. For the nine months ended October 31, 2015, the increases in the camera markets were partially offset by a year-over-year decline in the infrastructure market resulting from continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 compression technology. Infrastructure revenue declined as a percentage of total revenue from 4.0% for the three months ended October 31, 2014 to 2.0% for the three months ended October 31, 2015, and declined as a percentage of total revenue from 7.0% for the nine months ended October 31, 2014 to 3.0% for the nine months ended October 31, 2015.

Cost of Revenue and Gross Margin

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Cost of revenue	$31,938	$24,130	$7,808	32.4%	$86,378	$55,887	$30,491	54.6%
Gross profit	61,262	41,559	19,703	47.4%	162,028	97,691	64,337	65.9%
Gross margin	65.7%	63.3%	—	2.4%	65.2%	63.6%	—	1.6%

Cost of revenue increased for the three and nine months ended October 31, 2015 primarily due to an increase in the number of SoCs sold into the camera markets. The increase was partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes of those SoCs.

Gross margin increased for the three and nine months ended October 31, 2015 compared to the same periods in the prior fiscal year primarily due to a higher percentage of revenues associated with shipments of our higher gross margin A9 and A7L chips into the camera markets, primarily led by the increased revenues from the wearable sports, UAV and automotive camera markets. The increase was partially offset by continuing declines in the higher gross margin infrastructure business as well as the introduction of the lower margin S2L SoC into the price competitive Asia IP security camera market. We anticipate that gross margin will decrease over the next twelve months as revenues from the Asia IP security camera market and the consumer IP security market grow as a percentage of our total revenue and revenue from our infrastructure business continues to decline as a percentage of our total revenue. Infrastructure revenue declined as a percentage of total revenue from 4.0% for the three months ended October 31, 2014 to 2.0% for the three months ended October 31, 2015, and declined as a percentage of total revenue from 7.0% for the nine months ended October 31, 2014 to 3.0% for the nine months ended October 31, 2015.

Research and Development

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Research and development	$22,062	$15,584	$6,478	41.6%	$59,485	$41,995	$17,490	41.6%

Research and development expense increased for the three and nine months ended October 31, 2015 compared to the same periods in the prior fiscal year primarily due to increases in engineering headcount and product development costs. Our research and development engineering headcount increased to 455 at October 31, 2015 compared to 357 at October 31, 2014, including 33 employees hired as a result of VisLab acquisition in the second quarter of fiscal year 2016. The increased engineering headcount resulted in increases in salary related expenses of approximately $2.2 million and $5.9 million for the three and nine months ended October 31, 2015, respectively. The increases were also attributable to additional stock-based compensation of approximately $2.9 million and $6.6 million for the three and nine months ended October 31, 2015, respectively, as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the increase in the fair market value of our ordinary shares. The product development costs increased by approximately $1.3 million and $6.4 million for the three and nine months ended October 31, 2015, respectively. The increased product development costs were partially offset by $0.3 million and $2.1 million in payments from customers who agreed to share development costs for the three and nine months ended October 31, 2015, respectively. The increased engineering headcount also resulted in additional facility allocation costs of approximately $0.3 million and $0.5 million for the three and nine months ended October 31, 2015, respectively.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Selling, general and administrative	$8,873	$7,324	$1,549	21.1%	$26,970	$20,954	$6,016	28.7%

Selling, general and administrative expense increased for the three and nine months ended October 31, 2015 compared to the same periods in the prior fiscal year primarily due to increases in headcount and outside professional services. Our selling, general and administrative headcount increased to 156 at October 31, 2015 compared to 144 at October 31, 2014, resulting in increases in salary related expenses of approximately $0.7 million and $2.3 million for the three and nine months ended October 31, 2015, respectively. The increases also were attributable to additional stock-based compensation of approximately $0.8 million and $2.9 million for the three and nine months ended October 31, 2015, respectively, as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the increase in the fair market value of our ordinary shares. In addition, we incurred approximately $0.8 million of additional expenditures on outside professional services for the nine months ended October 31, 2015 to support the VisLab acquisition in the second quarter of fiscal year 2016.

Other Income

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Other income	$169	$40	$129	322.5%	$323	$128	$195	152.3%

The increases in other income for the three and nine months ended October 31, 2015 compared to the same periods in the prior fiscal year were primarily due to fluctuations in exchange rates for foreign currency transactions and net interest income from securities investments.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,035	$364	$671	184.3%	$4,484	$1,973	$2,511	127.3%
Effective tax rate	3.4%	2.0%	—	1.4%	5.9%	5.7%	—	0.2%

The increases in effective tax rates for the three and nine months ended October 31, 2015 compared to the same periods in the prior fiscal year were primarily due to an increase in the geographic mix of profits generated in higher tax jurisdictions and the tax effects of higher non-deductible stock-based compensation expenses. The quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

Liquidity and Capital Resources

As of October 31, 2015 and January 31, 2015, we had cash, cash equivalents and marketable securities of approximately $276.7 million and $208.0 million, respectively. In fiscal year 2015, we began investing in highly liquid, short-term marketable securities. We hold these investments as available-for-sale securities and mark them to market. As of October 31, 2015, these securities had a fair value of approximately $40.3 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$93,245	$35,800
Net cash used in investing activities	(34,301)	(41,827)
Net cash provided by financing activities	7,230	9,210
Net increase (decrease) in cash and cash equivalents	$66,174	$3,183

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the nine months ended October 31, 2015 primarily due to increased net income, adjusted for increased non-cash stock-based compensation expense, efficient accounts receivable collection and decreased inventory purchases reflecting deceleration in the wearable sports camera market. The increase was partially offset by decreased liabilities associated with the timing of payments to suppliers.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014 primarily due to the receipt of approximately $35.9 million in cash from the partial selling and maturities of debt securities and less approximately $1.5 million of debt securities purchased during the period. The decrease was partially offset by the payment of $30.0 million for the acquisition of VisLab in the second quarter of fiscal year 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased for the nine months ended October 31, 2015 compared to the same period in the prior fiscal year primarily due to decreased option exercises.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2015 and for the nine months ended October 31, 2015. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, implement and enhance our information technology platforms. We expect our accounts receivable and inventory balances to increase, and could be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of October 31, 2015:

	Payment Due by Period as of October 31, 2015
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities under operating leases	$7,661	$699	$3,965	$2,997	$—	$—
Technology license or other obligations under operating leases	5,136	1,407	3,729	—	—	—
Purchase obligations	23,373	23,373	—	—	—	—
Uncertain tax liabilities	8,104	—	—	—	—	8,104
Total	$44,274	$25,479	$7,694	$2,997	$—	$8,104

As of October 31, 2015, we had purchase obligations with our independent contract manufacturers of $23.4 million.

Uncertain tax liabilities represent our potential liabilities related to these uncertain tax positions as of October 31, 2015. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of October 31, 2015, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2015 and January 31, 2015, we had cash, cash equivalents, marketable securities and restricted cash totaling $276.7 million and $208.0 million, respectively. Our cash and restricted cash consist of deposits in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2015, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 64% of our total revenue, and sales to our ten largest customers collectively accounted for approximately 74% of our total revenue. For the three months ended October 31, 2015, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 54% of our total revenue, and sales to our ten largest customers collectively accounted for approximately 71% of our total revenue. For the nine months ended October 31, 2015, sales directly and through our logistics providers to our five largest customers collectively accounted for approximately 57% of our total revenue, and sales to our ten largest customers collectively accounted for approximately 71% of our total revenue. In fiscal year 2015, sales to our largest ODM customer accounted for approximately 32% of our total revenue. For the three months ended October 31, 2015, sales to our largest ODM customer accounted for approximately 21% of our total revenue. For the nine months ended October 31, 2015, sales to our largest ODM customer accounted for approximately 22% of our total revenue. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. Similarly, we anticipate that higher than normal customer inventory levels in the wearable sports camera market as of September 30, 2015 will significantly impact our revenues in the fiscal quarter ending January 31, 2016, and possibly the fiscal quarter ending April 30, 2016. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products. For example, we anticipate that higher than normal customer inventory levels in the wearable sports camera market as of September 30, 2015 will significantly impact demand for our solutions in this market in the fiscal quarter ending January 31, 2016, and possibly the fiscal quarter ending April 30, 2016. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

To date, our revenue has been attributable to demand for our video and image processing SoCs in the camera and infrastructure markets and the growth of these overall markets. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We now derive substantially all of our revenue from the camera market, and our operating results are increasingly affected by trends in the camera market. These trends include demand for higher resolution, increasing functionality, longer battery life, greater storage and connectivity requirements, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted the camera market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. If our target markets, such as wearable cameras, automotive aftermarket cameras, IP security cameras, and unmanned aerial vehicle, or UAV, cameras, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd. (“HiSilicon”), and Socionext Inc., a new entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation (“Socionext”). In the IP security camera market, our primary competitors include Geo Semiconductor, Inc., Grain Media, Inc., HiSilicon, Movidius Ltd., Qualcomm Incorporated, Socionext, and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB, and Sony. In the market for automotive aftermarket cameras, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the UAV camera market include HiSilicon, Intel Corporation (“Intel”), NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include Intel, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, MediaTek, Inc., and Samsung Electronics Co., Ltd., enter these markets.

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

From inception through October 31, 2015, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive a substantial majority of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

In the past several years, a significant amount of our revenue was generated from sales of our products to OEMs and ODMs of high definition, or HD, video cameras and broadcasting infrastructure equipment. Our future revenue growth, if any, will depend in part on our ability to expand within these markets with our video and image processing SoC solutions, particularly for wearable sports cameras, automotive aftermarket cameras, IP security cameras, as well as emerging markets such as the non-sports wearable camera market and the UAV market. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully, our revenue could decline.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with a product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup foundry vendor could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung Electronics Co., Ltd., or Samsung, and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we may utilize. As we transition to more advanced process nodes beyond 28 nanometer, or nm, such as 14 or 16 nm, we will be increasingly dependent upon such foundries.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 57%, 56% and 63% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. Approximately 68% of our revenue was derived from sales through Wintech for the three and nine months ended October 31, 2015, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $58.0 million, $48.8 million and $42.8 million in fiscal years 2015, 2014 and 2013, respectively. Our research and development expense was $22.1 million and $59.5 million for the three and nine months ended October 31, 2015, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions with increased functionality, such as analytics or computer vision capabilities. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 16 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of October 31, 2015, we had forty-four issued and allowed patents in the United States plus twenty-six additional continuation patents, five patents issued in Europe, three issued patents in China, three issued patents in Japan and forty-nine pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. Certain of our customers have received, and we expect, particularly to the extent we gain greater market visibility, that in the future we may receive, communications from others alleging our infringement of their patents, trade secrets or other intellectual property rights. In addition, certain of our end customers have been the subject of lawsuits alleging infringement of intellectual property rights by products incorporating our solutions, including the assertion that the alleged infringement may be attributable, at least in part, to our technology. Lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights, though this has not occurred to date. Any potential intellectual property litigation also could force us to do one or more of the following:

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

We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit improper payments or offers of payment to foreign governments and political parties by us for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. Although we implemented an FCPA compliance program, we cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-corruption laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission, or the SEC, has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. While these requirements continue to be the subject of litigation and, as a result, uncertainty, we have incurred, and will continue to incur, additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

Rules and regulations such as the Sarbanes-Oxley Act have increased our legal and finance compliance costs and made some activities more time consuming and costly. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness or significant deficiency, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our recent growth rate could present challenges to maintain the internal control and disclosure control standards applicable to public companies. In the future if our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our ordinary shares. We cannot assure you that in the future we will be able to continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 91% of our total revenue in fiscal year 2015 and accounted for approximately 91% and 93% of our total revenue for the three and nine months ended October 31, 2015, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

In the future, we may acquire other businesses, products or technologies. Other than our acquisition of VisLab S.r.l. in June 2015, we have not made any acquisitions to date and do not have any agreements or commitments for any specific acquisition at this time. Our ability to make and successfully integrate acquisitions is unproven. Our acquisition of VisLab and any future acquisitions may not strengthen our competitive position and may be viewed negatively by our customers, financial markets or investors, and we may not achieve our goals in a timely manner, or at all. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, operating results, financial condition and cash flows. Acquisitions may also reduce our cash available for operations and other uses, and could also result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business.

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

As of October 31, 2015, we had approximately $40.3 million in securities investments. The investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities, agency bonds and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

Since our initial public offering in October 2012, the market price of our ordinary shares has been highly volatile. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	changes in financial estimates, including our ability to meet our future revenue and operating profit or loss projections;
•	fluctuations in our operating results or those of other semiconductor or comparable companies;
•	fluctuations in the economic performance or market valuations of companies perceived by investors to be comparable to us;
•	economic developments in the semiconductor industry as a whole;
•	general economic conditions and slow or negative growth of related markets;
•	announcements by us or our competitors of acquisitions, new products, significant contracts or orders, commercial relationships or capital commitments;
•	our ability to develop and market new and enhanced solutions on a timely basis;

•	changes in the demand for our customers’ products;
•	commencement of or our involvement in litigation;
•	disruption to our operations;
•	any major change in our board of directors or management;
•	political or social conditions in the markets where we sell our products;
•	changes in governmental regulations; and
•	changes in earnings estimates or recommendations by securities analysts.

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

Date: December 9, 2015

AMBARELLA, INC.

	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 9, 2015	By:	/s/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1 (2)*	Amended and Restated 2012 Employee Stock Purchase Plan.
10.2 (2)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.3 (2)	Second Amendment to Lease Agreement dated as of August 27, 2015 by and between Ambarella Corporation and DPF JAY OWNER, LLC.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
(2)	Incorporated by reference to the Form 10-Q filed on September 8, 2015.
*	Management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.
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