Form 10-K
period 2016-01-31
AMBARELLA INC
filed 2016-03-25
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2015, was approximately $3.5 billion based upon the closing price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of January 31, 2016: 32,333,359 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of shareholders to be held on or about June 7, 2016 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The forward-looking statements are contained principally in, but not limited to, the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “targets,” “seek,” “continue,” “foreseeable” or “forecast” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, competitive position, industry environment, potential growth opportunities and the effects of competition, our market opportunity, our ability to develop new solutions, our future financial and operating performance, sales and marketing strategy, investment strategy and the results of our investments, research and development, customer and supplier relationships, customer demand, industry trends, our cash needs and capital requirements, and expectations about seasonality, taxes, and operating expenses. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report on Form 10-K. These factors include, but are not limited to, the risks described under Item 1A of Part I—“Risk factors,” Item 7 of Part II—“Management’s discussion and analysis of financial condition and results of operations,” elsewhere in this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

For purposes of this Annual Report, the terms “Ambarella”, “the Company”, “we”, “us” and “our” refer to Ambarella, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading developer of semiconductor processing solutions for video that enable high-definition, or HD, video capture, sharing and display. A device that captures video includes four primary components: a lens, an image sensor, a video processor and storage memory. The video processor is the most complex of these four primary components as it converts raw video input into a format that can be stored and distributed efficiently. We combine our processor design capabilities with our expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications in a variety of markets and enable rapid and efficient product development. Our system-on-a-chip, or SoC, designs fully integrate HD video processing, image processing, audio processing and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption.

The inherent flexibility of our technology platform enables us to deliver our solutions for numerous applications in multiple markets. In the camera market, our platform enables the creation of high-quality video content in wearable cameras, automotive aftermarket cameras, professional and consumer Internet Protocol, or IP, security cameras, and cameras incorporated into unmanned aerial vehicles, also referred to as UAVs, drones or flying cameras. Our revenue growth over the last three years has been driven primarily by specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras and IP security cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding and transcoding and IP video delivery applications.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including Axis Communications AB, Carcam Electronics Technology Co., Ltd., Dahua Technology Co., Ltd., Dajiang Innovation Technology Inc., Garmin Ltd., GoPro Inc., Hikvision Digital Technology Co., Qihoo 360 Technology Co. Ltd., Robert Bosch GmbH and affiliated entities, and XiaoYi Technology Co., Ltd., who source our solutions from ODMs including Asia Optical Co. Inc., Chicony Electronics Co., Ltd., Jabil Circuit, Inc., San Jet Technology Corp., Sercomm Corporation, and Sky Light Digital Ltd. In the infrastructure market, our solutions are designed into products from leading OEMs including Harmonic Inc., Motorola Mobility, Inc. (owned by Arris Group, Inc.) and Telefonaktiebolaget LM Ericsson, who source our solutions from leading ODMs such as Plexus Corp. We intend to continue to build and strengthen our relationships with existing customers and also diversify our customer base. Our close relationships with leading ODMs and OEMs often provide us with insight into product roadmaps and trends in the marketplace, which we intend to leverage to identify new opportunities and applications for our solutions. We sell our solutions worldwide using our direct sales force and our logistics providers, including Wintech Microelectronics Co., Ltd., or Wintech. Sales through Wintech represented approximately 67%, 57% and 56% of our revenue for the fiscal years ended January 31, 2016, 2015, and 2014, respectively.

We employ a fabless manufacturing strategy and are currently shipping the majority of our solutions in the 45, 32 and 28 nanometer, or nm, process nodes. As of January 31, 2016, we had 640 employees worldwide, approximately 72% of whom are in research and development. Our headquarters are located in Santa Clara, California, and we also have research and development design centers and business development offices in Taiwan, China, Italy, Japan, and South Korea. For our fiscal years ended January 31, 2016, 2015 and 2014, we recorded revenue of $316.4 million, $218.3 million and $157.6 million, respectively, and net income of $76.5 million, $50.6 million and $25.7 million, respectively. We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years starting from 2009.

Ambarella was founded and incorporated in the Cayman Islands in January 2004. Our principal executive offices are located at 3101 Jay Street, Santa Clara, California. Our website is www.ambarella.com. You can obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the Securities and Exchange Commission, or SEC, and all amendments to these filings, free of charge, from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

Industry Background

Trends Impacting the Video Content Creation and Distribution Markets

Video traffic is growing at a significant rate. The market trends that are fundamentally impacting video content creation and distribution include the following:

•

Increasing Number of Video Capture Devices. Traditionally, HD video has been captured using large, power intensive and expensive dedicated devices. Recent improvements in HD video capture quality, device size and cost have allowed video capture functionality to be incorporated into a broad range of devices. Today, smartphones, tablets, wearable cameras, automotive aftermarket cameras, IP security cameras and UAVs, are increasingly including both HD video capture and high-quality still image capture. In addition to the significant growth in the number of devices, new applications are emerging for video capture devices. Very small HD cameras, or wearable cameras, incorporating connectivity to a smart phone or internet are being developed for new applications such as law enforcement, personal security and social media. In some regions of the world, such as China, Russia, South Korea and Taiwan, video capture devices are being added as aftermarket accessories to automobiles and connected to on-board recording systems to capture video in the event of an incident, which assists the legal and insurance claims process following an accident.

•

Growing User-Generated Content. Historically, most video content was created by media companies, professional studios and large broadcasters that possessed the equipment, expertise and other resources necessary to produce and distribute such programming. However, with the proliferation of low-cost digital video devices and greater penetration of broadband connectivity, individuals are playing a greater role in content creation and distribution. Websites such as YouTube and Facebook have enabled an effective new channel to widely distribute, store and display video and other rich media. In addition to user-created videos, other user-generated content such as video conferencing and video instant messaging through services provided by Apple, Inc., Google Inc. and Skype, among others, are becoming increasingly popular.

•

Broadband Penetration Enabling the Proliferation of the Video Cloud. The adoption of high-speed broadband and the proliferation of connected devices such as smartphones, tablets, laptops, desktop computers and connected televisions have allowed consumers to more easily download and share IP video accessed upon demand through the video cloud. The video cloud has led to new business models based on personal content such as streaming video provided by services like YouTube. Additionally, consumers are leveraging the video cloud for security by utilizing an IP camera and cloud infrastructure to watch live HD video streaming on any web connected device. This video cloud application has enabled expansion of the connected home to include intelligent IP surveillance systems that detect activity and then stream encrypted HD video through secure servers and alert end users.

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

•

Requirement for Efficient Video Compression. HD video is increasingly a requirement for consumer video cameras, IP security cameras and for the broadcast of television programs, whether via cable, satellite or IP networks. Uncompressed HD video requires massive amounts of digital data to represent it, necessitating the need for video compression technology to reduce data rates for storage or for transmission of video over networks with limited bandwidth. In broadcast television, an upgrade of networks from H.264 video compression technology to the new high efficiency video coding, or HEVC, video compression technology would support the transition of consumers to 4K video. In consumer cameras, the efficiency of the encoding has a significant impact on video quality, recording time and battery life. In IP security cameras, encoding efficiency is important for realizing the highest image quality possible over bandwidth-limited networks, and for minimizing the costs of cloud-based storage of video content. Additionally, the ability to actively adapt the encoding bit-rate based on changing network bandwidth availability provides the highest possible video quality and enables network traffic management. As consumers increasingly view video on smartphones and tablets, in addition to traditional televisions and PCs, the ability to trans-rate video content in real time to the various resolutions and bit-rates supported by smartphones or tablets is essential.

Evolving Requirements for Video Capture and Distribution

Evolving requirements for cameras and broadcast infrastructure equipment typically center around video definition and frame rates, ability to capture high-quality still images and video, advanced video features, analytics, and transcoding capability:

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

•

Connectivity. Integrated wireless capability using wireless links such as Bluetooth and Wi-Fi is becoming an increasingly prevalent feature across many classes of video capture devices. Consumers want to watch, control and capture real-time video using their smartphones as the remote control and viewer for wirelessly enabled wearable and sports cameras. Additionally, rather than storing images and video to local media and transferring to a computer later, consumers are demanding the ability to wirelessly transfer and share their video content to websites such as YouTube, Facebook and other online media albums. In video security applications, connectivity to cloud services allows users to monitor surveillance video in real-time on their smartphones or tablets. The storage of video in the cloud also provides protection against theft of the video content and enables users the capability to play back the stored video.

•

Ability to Deliver Feature-Rich Video. The addition of de-warping capability allows cameras to utilize a wide angle or “fish eye” lens to cover a wide viewing area. In security applications this capability can allow a single camera to replace multiple cameras and may also eliminate the need for mechanical pan-tilt-zoom in the cameras. In automotive markets, the ability to combine and display images captured by multiple cameras can allow the automotive camera recorder to capture and display images from the front, rear and sides of the car. Our wide dynamic range, or WDR, and high dynamic range, or HDR, processing capabilities provide greater dynamic range between the lightest and darkest areas of an image, permitting captured still images to reveal details that would otherwise be lost against a bright background. Our new hardware-accelerated three-dimensional image stabilization engine with rolling shutter correction enables stable video recording during high-motion conditions. In flying camera applications this potentially eliminates the need for a mechanical gimbal system.

•

Computer Vision. Computer vision represents the field of methods for acquiring, processing, analyzing, and understanding images and high-dimensional data from the real world in order to automate and integrate a wide range of processes. Computer vision is becoming increasingly important for the development of intelligent video cameras. In the IP security camera market, computer vision can be used for various functions including motion detection to trigger alarms, and the counting and tracking of people. The application of computer vision may be also be used to help control the video encoding process to reduce video bitrates and maximize network efficiency. In the automotive market, the application of computer vision for advanced driver assistance systems, or ADAS, is increasingly being used to help drivers. Automotive analytics functions include lane detection warning system (LDWS) and forward collision warning (FCW). In general, powerful CPUs and dedicated computer vision hardware are required to support the advanced analytics algorithms in video cameras.

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

Our Competitive Strengths

Our platform technology solutions provide performance attributes that satisfy the stringent demands of the camera market, enable integration of HD video and image capture capabilities in portable devices and meet the highest standards of the infrastructure market. We believe that our leadership in HD video and image processing applications is the result of our competitive strengths, including:

•

High-Performance, Low Power Video and Image Algorithm Expertise. Our solutions provide Full HD and UHD video at exceptional resolution and frame rates. Our extensive algorithm expertise, which facilitates efficient video and image compression, enables our solutions to achieve low power consumption without compromising performance. Our solutions achieve high storage and transmission efficiencies through innovative and complex video and image compression algorithms that significantly reduce the output bit-rate. This smaller storage footprint directly benefits the performance of our solutions in several ways including lower memory storage requirements and reduced bandwidth needs for transmission, which is more conducive to sharing content between devices. These benefits are particularly important in transcoding and video cloud applications. Our solutions can enable high-performance image capture of up to 30 16-megapixel still images per second. Our solutions can deliver clear images in low light conditions because of our 3D motion compensated temporal filtering, or MCTF, and multiple exposure processing. Additionally, our WDR and  HDR processing capabilities provide greater dynamic range between the lightest and darkest areas of an image, permitting captured still images to reveal details that would otherwise be lost against a bright background. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera applications.

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

•

Highly Integrated SoC Solutions Based on a Scalable Platform. Our product families leverage our core high-performance video processing architecture combined with an extensive set of integrated peripherals, which enables our platform to address the requirements of a variety of applications and end markets. Traditional solutions have generally relied upon significant customization to meet the specific requirements of each market, resulting in longer design cycles and higher development costs. Our flexible and highly-scalable platform enables us to address multiple markets with reduced design cycles and costs. Our platform also enables us to develop fully integrated SoC solutions that provide the system functionalities required by our customers on a single chip. Our extensive system integration expertise enables us to integrate core video processing functionality with many peripheral functions such as multiple inputs and outputs, lens controllers, flash controllers and remote control interfaces to reduce system complexity and interoperability issues. Furthermore, we have successfully migrated our process nodes from 130nm to 14nm since our founding and have a proven track record of developing and delivering multiple solutions with first-pass silicon success. Beginning in fiscal year 2015, we began investing in development of our next generation SoCs in the 14nm process node, and we announced our first 14nm SoC in January 2016.

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

•

Key Global Relationships with Leading OEM and ODM Customers. Our solutions have been designed into top-tier OEM brands currently in the market. We have established collaborative relationships with most of the leading ODMs and OEMs that serve our primary markets. Our collaborations with ODMs give us extensive visibility into critical product design, development and production timelines, and keep us at the forefront of technological innovation, which we intend to leverage to identify new opportunities and applications for our solutions, and we intend to continue to actively engage with ODMs and OEMs at every stage of their design cycles. We actively engage with OEMs on design specifications and with ODMs on product implementation. Additionally, approximately 73% of our employees are located in Asia, primarily in Taiwan and China, strategically placing us near many of our customers and allowing us to provide superior sales, design and technical support and to strengthen our customer relationships.

Our Solutions

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

•

Target New Applications Requiring Connectivity, HD Video Processing and Low Power. We intend to leverage our core technology platform to address other video processing markets that have high-performance, robust connectivity, low latency and low power requirements. Examples of markets that we are focused on penetrating are the wearable camera markets which include sports, professional and consumer applications, the market for automotive aftermarket cameras, the professional and consumer IP security camera markets and the UAV or flying camera market. Our camera solutions’ ability to provide connectivity and simultaneous high-quality video and image capture in a power efficient system have facilitated preliminary engagements with leaders in the emerging wearable camera markets. Additionally, our high-performance video and image capture, connectivity, capability to stream HD video efficiently and power efficiency have enabled us to develop relationships with leaders in the wearable sports camera market, the market for automotive aftermarket cameras and the IP security camera market, which we intend to expand as those markets continue to develop.

•

New and Emerging Markets. We intend to continue to customize and adapt our solutions to meet the needs of additional emerging markets. For example, we are working with end customers to develop video capture devices for both professional and consumer wearable camera applications, such as point-of-view police cameras. In the IP security camera market, we are developing solutions optimized for both professional and consumer applications, including low bit-rate encoding, battery operated devices and low light operation. In addition, we are developing advanced analytics for the consumer and professional IP security, UAV and automotive markets to enhance SoC functionality. We believe advanced analytics on the SoC, such as face recognition, object identification and motion detection will expand the addressable market for our SoC’s.  In the OEM automotive market, we recently introduced our MotorVu™ 3D 360° Surround View reference design, which brings high quality HD video to multi-camera parking assistance applications and features a dedicated video engine to combine multiple HD video streams for 3D scene rendering, and our solution to support electronic mirrors that utilize cameras and LCD displays.

Products

Our technology platform delivers a high-performance, low power video and image processing solution that can be tailored with our software development kits to meet the specific needs of multiple end markets. We also provide customers with guidelines known as reference designs so that they can efficiently incorporate our solutions in their product designs. We currently sell our solutions into the following end markets:

•

Wearable Cameras including Sports, Commercial and Social Media. Durable cameras that provide HD video quality increasingly include embedded connectivity to share and display video. Our low power, high-resolution and connected solution can be found in the majority variety of cameras in this end market.

•

Automotive Cameras. We sell solutions into several automotive markets both for aftermarket and OEM applications. In the automotive aftermarket, we sell solutions for small video cameras mounted on board vehicles to record traffic accidents and help establish records for insurance and liability purposes. We recently introduced our MotorVu™ 3D 360° Surround View reference design for the automotive OEM market, which brings high quality HD video to multi-camera parking assistance applications and features a dedicated video engine to combine multiple HD video streams for 3D scene rendering. Also for the OEM market, electronic mirrors utilize cameras and LCD displays to augment optical rear view and side view mirrors to provide a wider, unobstructed field of view. Our low power, high-performance, small form factor solutions are well suited for this market.

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

•

UAVs or Drones. These cameras are used for capturing aerial video or photographs. Our high-performance, high frame rate and low power architecture enables improved functionality with Full HD video capture. In addition, our ability to provide high-resolution still image capture and HD video capture simultaneously enables hybrid capability for the user.

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

The chart below describes our current product lines and target markets:

Technology

Our semiconductor processing solutions enable HD and UHD (up to 3840x2160p30) video and image processing, video compression, sharing and display while offering exceptional power, size and performance characteristics.

Key differentiators of our technology include:

•	algorithms to compress video signals with high compression and power efficiency at multiple operating points;
•	algorithms for high-speed image processing with high image quality and power efficiency;
•	scalable architecture that covers the gamut of consumer and professional HD video camera and encoding applications from Full HD to UHD performance levels;
•	ability to encode multiple video streams simultaneously to support simultaneous recording and video streaming, or streaming to multiple devices with different resolutions;

•	ability to capture, process and encode multiple image sensors simultaneously to support multiple viewpoints, including surround view and virtual reality applications;
•	algorithms to stabilize video from camera motion in challenging conditions, such as sports and flying cameras;
•	low-power architecture with minimal system memory footprint;
•	programmable architecture that balances flexibility, quality, power and die size;
•	full software development kit comprised of APIs to facilitate integration into customers’ products; and
•	powerful CPUs and dedicated hardware to support advanced analytics functions; and
•	support for transcoding between video formats, for example MPEG-2 to H.264 and H.265.

Our technology platform, comprised of our video and image processors, is based on a high-performance, low-power architecture supported by a high level of system integration. The building blocks of our platform are illustrated below:

Our technology platform enables the capture of high-resolution still images and high-definition video while simultaneously encoding HD video for high-quality storage and lower resolution video for Internet sharing and wireless networking. Multi stream video capture enhances the consumer experience by offering the ability to instantaneously share captured video without having to go through a transcoding process.

AmbaClear

Our proprietary image signal processing architecture, known as AmbaClear, incorporates advanced algorithms to convert raw sensor data to high-resolution still and high-definition video images concurrently. Image processing algorithms include sensor, lens and color correction, demosaicing, which is a process used to reconstruct a full color image from incomplete color samples, noise filtering, detail enhancement and image format conversion. For example, raw sensor data can be captured at up to 16-megapixel resolution at 60 frames per second and filtered down to two megapixels for HD video processing while selected 16-megapixel frames are concurrently processed by the still image processor. This image processing reduces noise in the input video and improves video quality resulting in better storage and transmission efficiencies. Our WDR and HDR, processing capabilities handle greater dynamic range between the lightest and darkest areas of an image, permitting video images to reveal details that would otherwise be lost against a bright background. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera and surround view applications.

AmbaCast

Our proprietary HD video processing architecture, known as AmbaCast, incorporates advanced algorithms for motion estimation, motion-compensated 3D temporal filtering, mode decision and rate control. Successful implementation of these computationally intensive steps has helped us maximize compression efficiency. We support all three compression profiles—baseline, main and high—as specified in the H.264. We also support the main profile H.265 video compression standard with up to 2x better compression efficiency compared to our H.264 video compression technology.

Our solutions for the broadcast infrastructure market allow OEMs to offer H.265, H.264 and MPEG-2 encoding formats. All of our video encoding solutions have decoding capabilities as well.

Design Methodology

The success of our technology platform stems from our algorithm-driven design methodology. We test and verify our algorithms on our proprietary architectural model prior to implementing our algorithms in hardware. Our advanced verification methodology validates our approach through simultaneous modeling of architecture, algorithms and the hardware itself. This redundant approach enables us to identify and remediate any weaknesses early in the development cycle, providing a solid foundation on which we build our hardware implementation, and enhances our ability to achieve first-pass silicon success. We have a history of using several process nodes from 130nm through 14nm. In fiscal year 2015, we began investing in development of our next generation SoCs in the 14nm process node and announced our first 14 nm SoC in January 2016. We possess extensive expertise in video and imaging algorithms as well as deep sub-micron digital and mixed-signal design experience.

SoC Solution

Our SoC designs integrate HD and UHD video processing, image processing, applications processing and system functions onto a single chip, delivering exceptional video and image quality with differentiated features, including advanced wireless connectivity. Our multi-core DSP architecture is highly scalable and balances software programmability with hardware-accelerated performance to achieve extremely low power consumption and maximize camera battery life. The programmable architecture provides our customers with the flexibility they need to quickly develop a wide range of differentiated products. Additionally, our SoCs integrate mixed signal (analog/digital) functionality and high speed interfaces required for interfacing to advanced high-speed CMOS sensors and industry standard interfaces such as USB 3.0 and HDMI 2.0.

Our H2 SoC, which we introduced in January 2016, supports 4K UHD HEVC video resolution at 120 frames per second as well as high frame-rate video for capturing fast-action sports with 1080p video at 240 frames per second or 720p video at 480 frames per second. Our H2 SOC features a new generation image processing pipeline that includes 10-bit HDR video processing and excellent imaging, even in challenging low-light conditions, and a hardware de-warp engine to support wide-angle panoramic camera designs. The H2 SoC includes a 1.2 GHz quad-core ARM® Cortex®-A53 CPU with floating point and NEONTM to provide significant processing power for customer applications, including flying camera flight control, video analytics and wireless networking. The H2 SoC also supports live streaming of a second, low-delay, Full HD video stream for wireless monitoring and camera control.  Fabricated in 14nm CMOS technology, the H2 SoC offers low power consumption, enabling 4KP60 resolution video cameras with small form factors.

Software Development Kit for Connectivity

Our video streaming technology enables the camera’s image to be previewed on a smartphone, so the camera can be optimally set up and controlled remotely, or video can be streamed directly to Internet cloud services. To enable this functionality, end customers deploy our Wireless Camera Developer’s Kit, or the Kit, which enables the design of cameras that combine still photography and Full or Ultra HD video with wireless video streaming. The Kit leverages our multi-stream encoding capability which supports the recording of Full or Ultra HD video locally while simultaneously recording and streaming a second stream. This Kit enables accelerated end customer product development.

Computer Vision Technology

Computer vision is a core technology that complements our image processing and video compression technology.  Our current SoC solutions have up to four high performance ARM processors with NEONTM acceleration that provide a flexible and cost-effective manner in which to run computer vision algorithms.  We are focusing on developing advanced computer vision algorithms and high-performance, low-power hardware acceleration. We believe that enhanced computer vision performance will be critical both to our current video markets, including IP security, wearable, and flying cameras, as well as future markets such as automotive OEM cameras. To accelerate our development, we acquired VisLab S.r.l. in June 2015. VisLab is a developer of computer vision algorithms and intelligent control systems for automotive applications.

Customers

We sell our solutions to leading ODMs and OEMs globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including Axis Communications AB, Carcam Electronics Technology Co., Ltd., Dahua Technology Co., Ltd., Dajiang Innovation Technology Inc., Garmin Ltd., GoPro Inc., Hikvision Digital Technology Co., Qihoo 360 Technology Co. Ltd., and Robert Bosch GmbH and affiliated entities, and XiaoYi Technology Co., Ltd., who source our solutions from ODMs including Asia Optical Co. Inc., Chicony Electronics Co., Ltd., DigiLife Technologies Co.Jabil Circuit, Inc., San Jet Technology Corp., Sercomm Corporation, and Sky Light Digital Ltd. In the infrastructure market, our solutions are designed into products from leading OEMs including Harmonic Inc., Motorola Mobility, Inc. (owned by Arris Group, Inc.) and Telefonaktiebolaget LM Ericsson, who source our solutions from leading ODMs such as Plexus Corp.

Sales to customers in Asia accounted for approximately 91%, 91% and 88% of our total revenue in the fiscal years ended January 31, 2016, 2015 and 2014, respectively. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In fiscal years 2016, 2015 and 2014, 97%, 94% and 88% of our revenue was attributable to sales of our solutions into the camera market, respectively, and 3%, 6% and 12% of our revenue was attributable to sales of our solutions into the infrastructure market, respectively. To date, all of our sales have been denominated in U.S. dollars.

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

Approximately 88%, 89% and 85% of our revenue was derived from sales through our logistics provider, Wintech, and through one large direct ODM customer, Chicony Electronics Co., Ltd., or Chicony, for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In fiscal year 2016, 2015 and 2014, sales directly and through our logistics providers to our five largest ODM and OEM customers collectively accounted for approximately 56%, 64% and 55% of our total revenues, respectively. In fiscal year 2016, 2015 and 2014, sales to our 10 largest ODM and OEM customers collectively accounted for approximately 69%, 74% and 67% of our total revenues, respectively.

Sales and Marketing

We sell our solutions worldwide using our direct sales force and our logistics providers. We have direct sales personnel covering the United States, Asia and Europe, and we operate sales offices in Santa Clara, California and Hong Kong, and business development offices in China, Japan, South Korea, Sweden and Taiwan. In addition, in each of these locations, other than Sweden, we employ a staff of field applications engineers to provide direct engineering support locally to our customers.

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

The end markets into which we sell our products have seen significant changes as consumer preferences have evolved in response to new technologies. As a result, the composition of our revenue may differ meaningfully during periods of technology or consumer preference changes. For example, in fiscal year 2011, pocket video revenue represented approximately 40% of total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero percent of total revenue in fiscal year 2013. Conversely, our revenue derived from the wearable sports camera market, the IP security camera market, the automotive aftermarket and UAV camera market supported total revenue growth in the 2012-2016 fiscal years despite the loss of our pocket video revenue. We expect shifts in consumer use of video capture to continue to change over time, as more specialized use cases emerge and video capture continues to proliferate.

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

Wafer Fabrication

We have a history of using several process nodes from 130nm through 28nm. We currently manufacture the majority of our solutions in 45nm, 32nm and 28nm silicon wafer production process geometries utilizing the services of several different foundries. In fiscal year 2015, we began investing in development of our next generation SoCs in the 14nm process node, and we announced our first 14nm SoC in January 2016. Currently, the majority of our SoCs are supplied by Samsung Electronics Co., Ltd., or Samsung, in South Korea, from whom we have the option to purchase both fully-assembled and tested products as well as tested die in wafer form for assembly. We also have products supplied by Global UniChip Corporation, or GUC, in Taiwan, from whom we purchase fully-assembled and tested products. The wafers used by GUC in the assembly of our products are manufactured by Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, in Taiwan.

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

We have assembled a core team of experienced engineers and systems designers in four research and development design centers located in the United States, China, Italy and Taiwan.

For the fiscal years ended January 31, 2016, 2015 and 2014, our research and development expense was $82.9 million, $58.0 million and $48.8 million, respectively.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation, or Sony, and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd., or HiSilicon, and Socionext Inc., or Socionext, a new entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation. In the IP security camera market, our primary competitors include Geo Semiconductor, Inc., Grain Media, Inc., HiSilicon, Intel Corporation, or Intel, Movidius Ltd., Qualcomm Incorporated, or Qualcomm, Realtek Semiconductor Corp., Socionext, and Texas Instruments Incorporated, as well as vertically integrated divisions of IP security camera device OEMs, including Axis Communications AB and Sony. In the market for automotive aftermarket cameras, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include Intel, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, MediaTek, Inc. and Samsung, enter these markets.

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

We believe we compete favorably with respect to these factors, particularly because our solutions typically provide high-performance and low power consumption video, efficient integration of our advanced algorithms, exceptional storage and transmission efficiencies at lower power, highly integrated SoC solutions based on a scalable platform, and comprehensive and flexible software. We cannot ensure, however, that our solutions will continue to compete favorably or that we will be successful in the face of increasing competition from new products introduced by existing or new competitors.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2016, we had 45 issued and allowed patents in the United States plus 28 additional continuation patents, five patents issued in Europe, three issued patents in China, five issued patents in Japan and 57 pending and provisional patent applications in the United States. The issued and allowed patents in the United States expire beginning in 2024 through 2033. Many of our issued patents and pending patent applications relate to image and video processing and HD video compression.

We may not receive competitive advantages from any rights granted under our patents, and our patent applications may not result in the issuance of any new patents. In addition, any patent we hold may be opposed, contested, circumvented, designed around by a third party or found to be unenforceable or invalidated. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around patents owned or licensed by us.

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

Employees

At January 31, 2016, we employed a total of 640 people, including 140 in the United States, 466 in Asia, primarily in China and Taiwan and 34 in Europe. We also engage temporary employees and consultants. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Information concerning revenue, results of operations, assets and revenue by geographic area is set forth in Item 6, “Selected Financial Data” and Note 15, “Segment Reporting,” of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that OEM. For example, improved smartphone video capture capabilities, and rapid adoption of smartphones by consumers, led to the decline of an entire category of pocket video cameras aimed at the casual video capture market. In fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero percent of our total revenue by fiscal year 2013. Similarly, higher than normal customer inventory levels in the wearable sports camera market significantly impacted our revenue in the fiscal quarter ended January 31, 2016, and may continue to adversely impact our revenue for our first and second quarters of fiscal year 2017. If products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2016, 2015 and 2014, sales directly and through our logistics providers to our five largest ODM and OEM customers collectively accounted for approximately 56%, 64% and 55% of our total revenues, respectively. In fiscal year 2016, 2015 and 2014, sales to our 10 largest ODM and OEM customers collectively accounted for approximately 69%, 74% and 67% of our total revenues, respectively. In fiscal year 2016, sales to our largest ODM customer accounted for approximately 21% of our total revenue. In fiscal year 2015, sales to our largest ODM customer accounted for approximately 32% of our total revenue. In fiscal year 2014, sales to our largest ODM customer accounted for approximately 29% of our total revenue. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. Similarly, we anticipate that, as a result of higher than normal inventory levels at a major end customer in the wearable sports camera market, our revenues in fiscal year 2017 and, in particular, the first half of the fiscal year, will be significantly and adversely impacted. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products. For example, we anticipate that, as a result of higher than normal customer inventory levels at a major end customer in the wearable sports camera market, demand for our solutions in this market in fiscal year 2017 and, in particular, the first half of the fiscal year, will be significantly and adversely impacted. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

To date, our revenue has been attributable to demand for our video and image processing SoCs in the camera and infrastructure markets and the growth of these overall markets. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We now derive substantially all of our revenue from the camera market, and our operating results are increasingly affected by trends in the camera market. These trends include demand for higher resolution, increasing functionality, longer battery life, greater storage and connectivity requirements, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted the camera market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. If our target markets, such as wearable cameras, automotive aftermarket cameras, IP security cameras, and unmanned aerial vehicle cameras, also referred to as UAVs, drones or flying cameras, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. For example, given the current global economic uncertainty and recent signs of slowing growth in Asia, and China in particular, the demand for our products may be more varied and our customers may be more conservative with the inventory levels they maintain. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses.

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

The global semiconductor market in general, and the video and image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, functionality, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets, and as large OEMs grow their internal resources and potentially develop their own semiconductor solutions. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation, or Sony, and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd., or HiSilicon, and Socionext Inc., or Socionext, a new entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation. In the IP security camera market, our primary competitors include Geo Semiconductor, Inc., Grain Media, Inc., HiSilicon, Intel Corporation, or Intel, Movidius Ltd., Qualcomm Incorporated, Realtek Semiconductor Corp., Socionext, and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony. In the market for automotive aftermarket cameras, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include Intel, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, MediaTek, Inc., and Samsung Electronics Co., Ltd., or Samsung, enter these markets.

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

From inception through January 31, 2016, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive substantially all of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

In the past several years, a significant amount of our revenue was generated from sales of our products to OEMs and ODMs of high definition, or HD, video cameras and broadcasting infrastructure equipment. Our future revenue growth, if any, will depend in part on our ability to expand within these markets with our video and image processing SoC solutions, particularly for wearable sports cameras, automotive aftermarket cameras, IP security cameras, as well as emerging markets such as the home security and monitoring market, non-sports wearable camera market and the UAV market. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully, our revenue could decline.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with a product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup foundry vendor could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we utilize or may utilize, such as 14 or 10 nanometer. As we continue to develop solutions in advanced process nodes we will be increasingly dependent upon such foundries.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 67%, 57% and 56% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016, including growth rates of 45% and 39% in the last two fiscal years. We may not achieve similar growth rates in future periods. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $82.9 million, $58.0 million and $48.8 million in fiscal years 2016, 2015 and 2014, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions with increased functionality, such as analytics or computer vision capabilities. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 10 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, such as 14nm or 10nm process nodes, and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we transition to more advanced process nodes beyond 28nm, we will be increasingly dependent upon Samsung and TSMC, who are two of the few foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end-customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of January 31, 2016, we had 45 issued and allowed patents in the United States plus 28 additional continuation patents, five patents issued in Europe, three issued patents in China, five issued patents in Japan and 57 pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

We may in the future need to initiate infringement claims or litigation in order to try to protect our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and management, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not being issued. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission, or the SEC, has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. While these requirements continue to be the subject of litigation and, as a result, uncertainty, we have incurred, and will continue to incur, additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

Rules and regulations such as the Sarbanes-Oxley Act have increased our legal and finance compliance costs and made some activities more time consuming and costly. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our recent growth rate could present challenges to maintain the internal control and disclosure control standards applicable to public companies. In the future if our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our ordinary shares. We cannot assure you that in the future we will be able to continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2016 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2017 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business may adversely affect our operating results.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 91%, 91% and 88% of our total revenue in fiscal years 2016, 2015 and 2014, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

A significant number of our employees are located in Asia, principally Taiwan and China. Therefore, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar, such as the New Taiwan Dollar and the Chinese Yuan Renminbi. Our operating results are denominated in U.S. dollars and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our operating results. Furthermore, currency exchange rates, particularly the exchange rate between the Chinese Yuan Renminbi and the U.S. dollar, have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict our operating results.

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

As of January 31, 2016, we had approximately $40.4 million in securities investments. The investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities, agency bonds and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales might occur, could cause the market price of our ordinary shares to decline. Certain holders of our ordinary shares are entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, the market price for our ordinary shares could be adversely affected. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (as the same may be supplemented or amended from time to time) of the Cayman Islands and by the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws than the United States and provides significantly less protection to investors. There is no legislation specifically dedicated to the rights of investors in securities and thus no statutorily defined private cause of action specific to investors such as those provided under the Securities Act or the Securities Exchange Act of 1934, as amended. In addition, shareholders of Cayman Islands companies may not have standing to initiate shareholder derivative actions in U.S. federal courts. Therefore, you may have more difficulty in protecting your interests in the face of actions by our management, directors or controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States due to the comparatively less developed nature of Cayman Islands law in this area.

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

Our principal executive offices are located in Santa Clara, California, consisting of approximately 49,000 square feet of office space under a lease that expires in May 2020. This facility accommodates our principal sales, marketing, research and development, finance, and administration activities. We lease approximately 58,000 square feet of office space in Hsinchu, Taiwan under lease agreements that automatically renew each year. The Taiwan facilities accommodate research and development, business development, operations, and administration support. We lease approximately 35,000 square feet of office space in Shanghai and Shenzhen, China, under leases that expire in November 2017 and September 2018, respectively, to support research and business development. We lease additional facilities in Italy for research and development, in Hong Kong for sales and inventory warehousing and in Japan and South Korea for our local business development personnel.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2016:

	Approximate
	Square
Major Locations	Footage	Usage
United States:
Santa Clara, California	49,000	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration
Asia Pacific:
Hsinchu, Taiwan	58,000	Research and Development; Business Development; Operations; Administration
Shanghai, China	16,000	Research and Development; Business Development
Shenzhen, China	19,000	Research and Development; Business Development
Kowloon, Hong Kong	6,000	Sales; Warehousing
Shin-Yokohama, Japan	4,000	Business Development
SeongNam, South Korea	2,000	Business Development

Europe:
Parma, Italy	4,000	Research and Development

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Ordinary Shares

Our ordinary shares have been traded on the NASDAQ Global Market under the symbol “AMBA” since October 10, 2012. Prior to that date, there was no public trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per ordinary share as reported by the NASDAQ Global Market:

	Price Range
	High	Low
Year Ended January 31, 2016:
Fourth Quarter	$64.95	$34.60
Third Quarter	$119.99	$49.00
Second Quarter	$129.19	$70.39
First Quarter	$77.39	$48.50
Year Ended January 31, 2015:
Fourth Quarter	$63.20	$44.20
Third Quarter	$46.78	$27.40
Second Quarter	$33.81	$21.60
First Quarter	$35.38	$24.47

On March 22, 2016, there were 41 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders. On March 22, 2016, the last reported sale price of our stock was $40.75 per ordinary share as reported by the NASDAQ Global Market.

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

The following graph shows a comparison from October 10, 2012 (the date our ordinary shares commenced trading on the NASDAQ) through January 31, 2016 of the cumulative total return for our ordinary shares, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Comparison of 39 months Cumulative Total Return

Purchases of Equity Securities by the Issuer and Recent Sales of Unregistered Securities

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

Selected Consolidated Statements of Operations Data:

	Year Ended January 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Revenue	$316,373	$218,278	$157,608	$121,066	$97,257
Income from operations	$84,679	$51,861	$27,917	$19,906	$11,255
Net income	$76,508	$50,571	$25,654	$18,188	$9,821
Net income per share attributable to ordinary shareholders:
Basic	$2.42	$1.70	$0.93	$0.64	$0.32
Diluted	$2.27	$1.57	$0.85	$0.60	$0.30

Selected Consolidated Balance Sheet Data:

	As of January 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash, cash equivalents and marketable securities	$307,893	$207,994	$143,394	$100,494	$58,944
Working capital	320,828	229,889	151,834	108,318	54,875
Total assets	410,615	284,284	183,307	138,603	81,739
Total liabilities	61,159	47,073	26,946	26,271	24,390
Redeemable convertible preference shares	—	—	—	—	50,900
Total shareholders' equity	349,456	237,211	156,361	112,332	6,449

On June 25, 2015, we completed the acquisition of VisLab S.r.l., for $30.0 million in cash. Of this total purchase price, $4.1 million was attributed to intangible assets, $25.3 million was attributed to goodwill, and $0.6 million was attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. An entity can elect to adopt the guidance either (1) prospectively for all deferred tax assets and liabilities, or (2) retrospectively by reclassifying the comparative balance sheet. We have adopted this standard in the fourth quarter of fiscal year 2016 on a prospective basis. The adoption of this new guidance resulted in all deferred tax assets and liabilities being classified as noncurrent in the consolidated balance sheet as of January 31, 2016. The prior periods were not restated for the adoption of this deferred taxes presentation standard.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content primarily for wearable sports cameras, Internet Protocol, or IP, security cameras, unmanned aerial vehicle cameras, also referred to as UAVs, drones or flying cameras, and automotive aftermarket cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications.

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

Fiscal Year 2016 Financial Highlights and Trends

•

We recorded revenue of $316.4 million, an increase of 44.9% as compared to fiscal year 2015. The increase over the prior fiscal year was primarily due to strong demand for our A9, A7L, S2L and A12 SoCs in the IP security, UAV, automotive aftermarket and wearable sports camera markets. The strong growth in the IP security camera market reflected a broader adoption of our S2L SoC by current customers in the professional security market as well as the addition of new customers in the home security and monitoring market. Despite the strong revenue growth in the IP security camera market, we experienced some softness in the China region in the second half of fiscal year 2016, which partially offset stronger results in other geographic regions in the period. Although UAVs are in the early stage of market adoption, we experienced strong growth in fiscal year 2016 due to the launch of new models from an existing customer and initial adoption by new customers. In the automotive aftermarket, which is dominated by demand from Asia, revenues grew as customer demand for more feature-rich products increased which is well suited to our product offerings. Although the revenue in the wearable sports camera market increased in fiscal year 2016 as compared to fiscal year 2015, we saw a decline in this market in the second half of fiscal year 2016 as a result of high inventory levels at a major end customer. In addition, we anticipate that these high inventory levels at our customer in the wearable sports camera market will significantly and adversely impact our revenues in fiscal year 2017, particularly the first half of the fiscal year. For the twelve months ended January 31, 2016, the increases in the camera market was partially offset by a year-over-year decline in the infrastructure market resulting from continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 compression technology.

•

We recorded operating income of $84.7 million, an increase of 63.3% as compared to fiscal year 2015, primarily due to continuing growth in revenues, as well as efficient control of product costs and operating expenses.

•

We generated cash flows from operating activities of $123.6 million in fiscal year 2016, as compared to $52.3 million in fiscal year 2015. The increase was primarily due to increased net income as adjusted for increased non-cash stock-based compensation. The increase also was attributable to decreased accounts receivable associated with the timing of payments from customers, decreased inventory purchase associated with a decrease in near term revenue forecasts, increased deferred revenue associated with the timing of inventory shipments by our logistics providers and increased long-term liabilities associated with unrecognized tax benefits. The increase was partially offset by decreased liabilities associated with the timing of payments to suppliers as well as income tax payables.

•

On June 25, 2015, we completed the acquisition of VisLab S.r.l., a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including Advanced Driver Assistance Systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. Of this total purchase price, $4.1 million was attributed to intangible assets, $25.3 million was attributed to goodwill, and $0.6 million was attributed to net assets acquired.

Factors Affecting Our Performance

Design Wins. We closely monitor design wins by customer and end market. We consider design wins to be critical to our future success, although a design win may not successfully materialize into revenue, and even if they result in revenue, the amount generated by each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers and internal estimations of customer demand factoring in the expected time to market for end customer products incorporating our solutions and associated revenue potential. Our ability to accurately forecast demand, however, can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products.

Pricing, Product Cost and Margin. Our pricing and margins depend on the volumes and the features of the solutions we provide to our customers. Additionally, we make significant investments in new solutions for both cost improvements and new features that we expect to drive revenue and maintain margins. In general, solutions incorporated into more complex configurations, such as those used in high-performance camera or infrastructure applications, have higher prices and higher gross margins as compared to solutions sold into lower performing, more competitive camera applications. Our average selling price, or ASP, can vary by market and application due to market-specific supply and demand, the maturation of products launched in previous years and the launch of new products.

We continually monitor the cost of our solutions. As we rely on third-party manufacturers for the production of our products, we maintain a close relationship with these suppliers to continually monitor production yields, component costs and design efficiencies.

Shifting Consumer Preferences. Our revenue is subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities, and the rapid adoption by consumers, led to the decline of pocket video cameras aimed at the video and image capture market. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable, including sports, IP security, UAV and automotive aftermarket cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes in the market to continue to impact our business performance.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Since that time, we have developed technologies to provide solutions for new markets such as the wearable, including sports, IP security, UAV and automotive aftermarket camera markets. We believe these new markets can continue to facilitate revenue growth and customer diversification. Since fiscal year 2013, the wearable sports and IP security markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. While we will continue to expand our end market exposure, such as to non-sports wearable cameras and UAVs, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

Ability to Capitalize on Connectivity Trend. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable, including sports, IP security, UAV and automotive aftermarket cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable, including sports, and UAV cameras allow consumers to quickly stream or upload video and images to social media platforms.

Sales Volume. A typical camera design win that successfully launches into the marketplace can generate a wide range of sales volumes for our solutions, depending on the end market demand for our customers’ products. This can depend on several factors, including the reputation of the end customer, market penetration, product capabilities, size of the end market that the product addresses and our end customers’ ability to sell their products. In certain cases, we may provide volume discounts on sales of our solutions, which may be offset by lower manufacturing costs related to higher volumes. In general, our customers with greater market penetration and better branding tend to develop products that generate larger volumes over the product life cycle.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2016	2015	2014
	(dollars in thousands)
Revenue	$316,373	$218,278	$157,608
Cost of revenue	111,029	79,142	57,761
Gross profit	205,344	139,136	99,847
Operating expenses:
Research and development	82,927	57,978	48,777
Selling, general and administrative	37,738	29,297	23,153
Total operating expenses	120,665	87,275	71,930
Income from operations	84,679	51,861	27,917
Other income (loss), net	530	175	(22)
Income before income taxes	85,209	52,036	27,895
Provision for income taxes	8,701	1,465	2,241
Net income	$76,508	$50,571	$25,654

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2016	2015	2014
Revenue	100%	100%	100%
Cost of revenue	35	36	37
Gross profit	65	64	63
Operating expenses:
Research and development	26	27	31
Selling, general and administrative	12	13	15
Total operating expenses	38	40	46
Income from operations	27	24	17
Other income (loss), net	—	—	—
Income before income taxes	27	24	17
Provision for income taxes	3	1	1
Net income	24%	23%	16%

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

We expect that our gross margin may fluctuate from period to period as a result of changes in average selling price, product mix and the introduction of new products by us or our competitors. In general, solutions incorporated into more complex configurations, such as those used in high-performance cameras or infrastructure applications, have higher prices and higher gross margins, as compared to solutions sold into the lower performance, more competitive camera applications. As semiconductor products mature and unit volumes sold to customers increase, their average selling prices typically decline. These declines may be paired with improvements in manufacturing yields and lower wafer, packaging and test costs, which offset some of the margin reduction that could result from lower selling prices. We believe that our gross margin will decline in the future as we continue to penetrate the highly competitive camera market.

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

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated depreciation and facility expenses. We expect our selling expense to increase in absolute dollars as we expand the size of our sales and marketing organization to support our anticipated growth. We expect our general and administrative expense to increase in absolute dollars but remain relatively flat as a percentage of revenue as we continue to maintain the infrastructure necessary to operate as a public company, which includes increased audit and legal fees, costs to comply with the Sarbanes-Oxley Act of 2002, the rules and regulations applicable to companies listed on The NASDAQ Stock Market, investor relations costs, and higher insurance premiums.

Other Income (Loss), Net

Other income (loss), net consists primarily of investment interest income and gains and losses from foreign currency transactions and remeasurements.

Provision for Income Taxes

We are incorporated in the Cayman Islands and conduct business in several countries such as the United States, China, Taiwan, Hong Kong, South Korea, Italy and Japan, and we are subject to taxation in those jurisdictions. As such, our worldwide operating income is subject to varying tax rates and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. Consequently, we have experienced lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

Comparison of the Fiscal Years Ended January 31, 2016, 2015 and 2014

Revenue

				Change
	Year Ended January 31,			2016		2015
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$316,373	$218,278	$157,608	$98,095	44.9%	$60,670	38.5%

Revenue increased for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015 primarily due to strong demand for our A9, A7L, S2L and A12 SoCs in the IP security, UAV, automotive aftermarket and wearable sports camera markets. The strong growth in the IP security camera markets reflected a broader adoption of our S2L SoC by current customers in the professional security market as well as the addition of new customers in the home security and monitoring market. Despite the strong revenue growth in the IP security camera market, we experienced some softness in the China region in the second half of fiscal year 2016, which partially offset stronger results in other geographic regions in the period. Although UAVs are in the early stage of market adoption, we experienced strong growth in fiscal year 2016 due to the launch of new models from an existing customer and initial adoption by new customers. In the automotive aftermarket, which is dominated by demand from Asia, revenues grew as customer demand for more feature-rich products increased which is well suited to our product offerings. Although the revenue in the wearable sports camera market increased in fiscal year 2016 as compared to fiscal year 2015, we saw a decline in this market in the second half of fiscal year 2016 as a result of high inventory levels at a major end customer. In addition, we anticipate that these high inventory levels at our customer in the wearable sports camera market will significantly and adversely impact our revenues in fiscal year 2017, particularly the first half of the fiscal year.

For the twelve months ended January 31, 2016, the increases in the camera markets were partially offset by a year-over-year decline in the infrastructure market resulting from continued weak market conditions in the United States and Europe, as system manufacturers continue to delay investment in network upgrades to the new H.265 compression technology. Infrastructure revenue declined as a percentage of total revenue from 6.0% for the twelve months ended January 31, 2015 to 3.0% for the twelve months ended January 31, 2016. We anticipate that infrastructure revenue will continue to decline as a percentage of our total revenue for the foreseeable future.

Revenue increased for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014 primarily due to strong demand for our A5S, A7L and A9 SoCs in the IP security, wearable sports and automotive aftermarket camera markets. In addition, the initial ramp of our A5S and A9 chips into the UAV market also contributed to the revenue growth in fiscal year 2015. The increase was partially offset by a year over year decline in the infrastructure market as a result of continued weak market conditions in the United States and Europe, as system manufacturers have delayed investment in network upgrades to the new H.265 compression technology. Infrastructure revenue declined as a percentage of total revenue from 12.0% for the twelve months ended January 31, 2014 to 6.0% for the twelve months ended January 31, 2015.

Cost of Revenue and Gross Margin

				Change
	Year Ended January 31,			2016		2015
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$111,029	$79,142	$57,761	$31,887	40.3%	$21,381	37.0%
Gross profit	205,344	139,136	99,847	66,208	47.6%	39,289	39.3%
Gross margin	64.9%	63.7%	63.4%	—	1.2%	—	0.3%

Cost of revenue increased for the fiscal years ended January 31, 2016 and 2015, respectively, primarily due to increases in the number of SoCs sold into the camera market. The increases were partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes.

Gross margin increased for the fiscal years ended January 31, 2016 and 2015, respectively, primarily due to a higher percentage of revenues associated with shipments of our higher gross margin A9 and A7L chips into the wearable sports, UAV and automotive camera markets. The increases were partially offset by continuing revenue declines in the higher gross margin infrastructure business, and for the fiscal year ended January 31, 2016, the introduction of the lower margin S2L SoC into the price competitive Asia IP security camera market. We anticipate that gross margin will decrease over the next twelve months as revenues from the Asia IP security camera market and the consumer IP security market grow as a percentage of our total revenue. Infrastructure revenue declined as a percentage of total revenue from 12.0% for the twelve months ended January 31, 2014 to 6.0% for the twelve months ended January 31, 2015, and declined as a percentage of total revenue to 3.0% for the twelve months ended January 31, 2016.

Research and Development

				Change
	Year Ended January 31,			2016		2015
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$82,927	$57,978	$48,777	$24,949	43.0%	$9,201	18.9%

Research and development expense increased for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015 primarily due to increases in engineering headcount, product development costs and facility allocation costs. Our research and development engineering headcount increased to 460 at January 31, 2016 compared to 365 at January 31, 2015, including 33 employees hired as a result of the VisLab acquisition in the second quarter of fiscal year 2016. The increased engineering headcount resulted in an increase in salary related expenses of approximately $7.8 million in fiscal year 2016. The increases were also attributable to additional stock-based compensation of approximately $10.4 million in fiscal year 2016, as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the increase in the stock price of our ordinary shares in the first half of fiscal year 2016. The product development costs expended on our next generation SoCs increased by approximately $8.0 million in fiscal year 2016. The increased product development costs were partially offset by $2.5 million in payments from customers who agreed to share development costs for the twelve months ended January 31, 2016. The increased engineering headcount also resulted in additional facility allocation costs of approximately $1.4 million for the twelve months ended January 31, 2016.

Research and development expense increased for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014 primarily due to increases in engineering headcount, product development costs and facility allocation costs. Our research and development engineering headcount increased to 365 at January 31, 2015 compared to 358 at January 31, 2014, resulting in an increase in salary related expenses of approximately $2.7 million in fiscal year 2015. The increases were also attributable to additional stock-based compensation of approximately $3.6 million in fiscal year 2015, as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the employee stock purchase plan. The product development costs expended on the development of our next generation SoCs increased by approximately $1.9 million in fiscal year 2015. The increased development costs were partially offset by a $0.9 million in payment from one customer who agreed to share development costs. In fiscal year 2014, we entered into a lease agreement for our new headquarters located in Santa Clara, California, and in fiscal year 2015, we continued the expansion of our enterprise resource planning system, resulting in additional facility allocation costs of approximately $1.8 million for the fiscal year ended January 31, 2015.

Selling, General and Administrative

				Change
	Year Ended January 31,			2016		2015
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$37,738	$29,297	$23,153	$8,441	28.8%	$6,144	26.5%

Selling, general and administrative expense increased for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015 primarily due to increases in headcount and outside professional services. Our selling, general and administrative headcount increased to 163 at January 31, 2016 compared to 144 at January 31, 2015, resulting in an increase in salary related expenses of approximately $2.9 million in fiscal year 2016. The increases were also attributable to additional stock-based compensation of approximately $4.7 million in fiscal year 2016, as a result of the issuance of options, restricted stock and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the increase in the stock price of our ordinary shares in the first half of fiscal year 2016. In addition, we incurred approximately $0.8 million of additional expenditures on outside professional services for the twelve months ended January 31, 2016 to support the VisLab acquisition in the second quarter of fiscal year 2016.

Selling, general and administrative expense increased for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014 primarily due to an additional $5.7 million in compensation as a result of increases in headcount and stock-based compensation from issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the employee stock purchase plan. In addition, we incurred approximately $0.7 million of additional expenditures on outside professional services to support the continued development of our enterprise resource planning system, to meet the requirements of the Sarbanes-Oxley Act, and the compliance requirements of being a public company for the fiscal year ended January 31, 2015.

Other Income (Loss), Net

				Change
	Year Ended January 31,			2016		2015
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Other income (loss), net	$530	$175	$(22)	$355	202.9%	$197	895.5%

The increase in other income (loss), net, for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015 was primarily due to approximately $170,000 of additional net interest income from marketable security investments and an increase of approximately $178,000 of net gains from fluctuations in exchange rates in foreign currency transactions.

The increase in other income (loss), net, for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014 was primarily due to approximately $150,000 of net interest income from marketable security investments.

Provision for Income Taxes

				Change
	Year Ended January 31,			2016		2015
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Provision for income taxes	$8,701	$1,465	$2,241	$7,236	493.9%	$(776)	(34.6)%
Effective tax rate	10%	3%	8%	—	7%	—	(5)%

Income tax expense and effective tax rate increased in fiscal year 2016 as compared to fiscal year 2015 primarily due to a favorable change in our geographic mix of profits, offset by a $6.1 million of valuation allowance related to our U.S. federal research and development credit carryforwards.

Income tax expense and effective tax rate decreased in fiscal year 2015 as compared to fiscal year 2014 primarily due to a favorable change in our geographic mix of profits as well as an increase in federal research and development credit, partially offset by non-deductible stock-based compensation expenses.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$123,561	$52,258	$34,350
Net cash used in investing activities	(34,796)	(40,061)	(1,688)
Net cash provided by financing activities	9,000	14,700	10,238
Net increase in cash	$97,765	$26,897	$42,900

Net Cash Provided by Operating Activities

Fiscal year 2016 compared to fiscal year 2015: Cash provided by operating activities increased primarily due to increased net income as adjusted for increased non-cash stock-based compensation. The increase was also attributable to decreased accounts receivable associated with the timing of payments from customers, decreased inventory purchases associated with a decrease in our near term revenue forecasts, increased deferred revenue associated with the timing of inventory shipments by our logistics providers and increased long-term liabilities associated with unrecognized tax benefits. The increase was partially offset by decreased liabilities associated with the timing of payments to suppliers as well as income tax payables.

Fiscal year 2015 compared to fiscal year 2014: Cash provided by operating activities increased primarily due to increased net income, adjusted for increased non-cash stock-based compensation, and increased liabilities associated with the timing of payments to suppliers as well as income tax payables. The increase was partially offset by increased accounts receivable associated with higher revenues and the timing of payments from customers, increased inventory purchases to support continuing growth of sales, increased deferred tax assets as a result of higher stock-based compensation, as well as decreased deferred revenue from the timing of shipments to our logistics provider and resulting sell-through revenue recognition.

Net Cash Used in Investing Activities

Fiscal year 2016 compared to fiscal year 2015: Net cash used in investing activities decreased primarily due to the receipt of approximately $28.6 million in cash from selling and maturities of debt securities and approximately $7.0 million less of debt securities purchased during the period. The decrease was partially offset by the payment of $30.0 million for the acquisition of VisLab in the second quarter of fiscal year 2016.

Fiscal year 2015 compared to fiscal year 2014: Net cash used in investing activities increased primarily due to $40.0 million investments in highly liquid, short-term marketable securities, net of cash receipts from the sale or maturity of a portion of these investments.

Net Cash Provided by Financing Activities

Fiscal year 2016 compared to fiscal year 2015: Net cash provided by financing activities decreased primarily due to approximately $2.4 million of decreased option exercises and approximately $3.3 million less of excess tax benefits associated with stock-based compensation.

Fiscal year 2015 compared to fiscal year 2014: Net cash provided by financing activities increased primarily due to an additional $2.1 million in cash proceeds from option exercises and contributions from participants in the employee stock purchase plan and an additional $2.4 million of recognized excess tax benefits from increased stock-based compensation.

Sources of Liquidity

As of January 31, 2016 and 2015, we had cash, cash equivalents and marketable securities of approximately $307.9 million and $208.0 million, respectively. In fiscal year 2015, we invested $40.0 million in highly liquid, short-term marketable securities. We hold these investments as available-for-sale securities and mark them to market. As of January 31, 2016, these securities had a fair value of approximately $40.4 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2016. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. We expect our accounts receivable and inventory balances to increase, and could be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2016:

	Payment Due by Period as of January 31, 2016
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities under operating leases (1)	$8,157	$2,255	$3,855	$2,047	$—	$—
Technology license or other obligations under operating leases (2)	3,730	3,589	141	—	—	—
Purchase obligations (3)	19,734	19,734	—	—	—	—
Unrecognized tax benefits, including interest (4)	10,917	—	—	—	—	10,917
Total	$42,538	$25,578	$3,996	$2,047	$—	$10,917

(1)

Facilities under operating leases represent facilities with initial lease terms in excess of one year. They are located in Santa Clara (California), China, Hong Kong, and Japan. The lease for our Santa Clara headquarters has a seven-year term and terminates in fiscal year 2021. The lease for our Shanghai facility has a seven-year term and terminates in fiscal year 2018. The lease for our Shenzhen facility has a three-year term and terminates in fiscal year 2019. The Hong Kong facility has a three-year term and terminates in fiscal year 2017. The leases for our Japan facilities have two-year terms and terminate in fiscal year 2017 and 2018, respectively.

(2)	Technology license obligations under operating leases represent future cash payments for software or other technology licenses which are used in product design or daily operation.
(3)	Purchase obligations consist primarily of inventory purchase obligations with our independent contract manufacturers.
(4)

Unrecognized tax benefits, including interest, represent our liabilities for uncertain tax positions as of January 31, 2016. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain employees to align their interests with the interests of existing shareholders. We recognize that these stock-based awards dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2016, a total of 4.0 million outstanding stock options and unvested restricted stock and restricted stock units, will potentially dilute our earnings per share. This potential dilution will only result if outstanding options vest and are exercised and restricted stock and restricted stock units vest and are settled. As of January 31, 2016, 90% of our outstanding options had exercise prices less than the then market price of our ordinary shares.

Off-Balance Sheet Arrangements

As of January 31, 2016, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Critical Accounting Policies and Significant Management Estimates

The preparation of audited consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. On an ongoing basis, we evaluate our estimates and assumptions, including those related to (i) the collectibility of accounts receivable; (ii) write down of excess and obsolete inventories; (iii) intangible assets and goodwill; (iv) the estimated useful lives of long-lived assets; (v) impairment of long-lived assets and financial instruments; (vi) warranty obligations; (vii) the valuation of stock-based compensation awards and financial instruments; (viii) the probability of performance objectives achievement; (ix) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (x) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which we believe to be reasonable under the circumstances. We may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates:

Revenue Recognition

We generate revenue from the sales of our SoCs to OEMs or ODMs, either directly or through logistics providers. Revenue from sales directly to OEMs and ODMs is recognized upon shipment provided persuasive evidence of an arrangement exists, legal title to the products and risk of ownership have transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. We provide our logistics providers with the rights to return excess levels of inventory and to future price adjustments. Given the inability to reasonably estimate these price changes and returns, revenue and costs related to shipments to logistics providers are deferred until we receive notification from our logistics providers that they have sold our products. Information reported by our logistics providers includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to a logistics provider, we record a trade receivable as there is a legally enforceable right to receive payment, reduce inventory for the value of goods shipped as legal title has passed to the logistics provider and defer the related margin as deferred revenue in the consolidated balance sheets. Any price adjustments are recorded as a change to deferred revenue at the time the adjustments are agreed upon.

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

We also enter into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. We do not sell separately any of these components and do not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. The revenue from engineering service agreements was not material for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents. Investments that are highly liquid with original maturities at the time of purchase greater than three months are considered as marketable securities.

We classify these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The amortization of security premiums and accretion of discounts and the realized gains and losses are both recorded in other income (loss), net in the consolidated statements of operations. We review our investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, we consider the following factors: 1) general market conditions, 2) the duration and extent to which the fair value is less than cost, 3) our intent and ability to hold the investment.

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

Inventory Valuation

We record inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decreases, additional inventory write-downs may be required. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not reversed until the inventory is sold or scrapped. There have been no material inventory losses recognized to date.

Business Combinations and Intangible Assets

We allocate the fair value of purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets, our management makes significant estimates and assumptions.

Critical estimates in valuing certain intangible assets include, but are not limited to, replacement cost. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill and In-Process Research and Development

Goodwill and in-process research and development (IPR&D) are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We have a single reporting unit for goodwill impairment test purposes based on our business and reporting structure.

We do not amortize goodwill. Acquired in process research and development, or IPR&D, is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life.

Stock-Based Compensation

We measure stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognize that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. We determine the fair value of restricted stock and restricted stock units based on the fair market value of our ordinary shares on the grant date. We use the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. The expected term is calculated using the simplified method as prescribed in the guidance provided by the Securities and Exchange Commission, as neither relevant historical experience nor other relevant data are available to estimate future exercise behavior. The expected volatility is based on the historical volatilities of similar companies whose share prices are publicly available for a period commensurate with the expected term. The risk-free interest rate is derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected dividend yield is zero because we have not historically paid dividends and have no present intention to pay dividends. We use historical data to estimate pre-vesting award forfeitures and record stock-based compensation only for those awards that are expected to vest. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from estimates.

We recognize non-employee stock-based compensation expense based on the estimated fair value of the equity instrument. The fair value of the non-employee awards is remeasured at each reporting period until services required under the arrangement are completed, which is the vesting date.

Net Income Per Ordinary Share

We apply the two-class method to calculate and present net income per ordinary share. Under the two-class method, net income is allocated between ordinary shares and other participating securities based on their participating rights. Participating securities are defined as securities that may participate in undistributed earnings with ordinary shares, whether that participation is conditioned upon the occurrence of a specified event or not. Basic net income per ordinary share is computed by dividing net income allocable to ordinary shares by the weighted-average number of ordinary shares outstanding for the period. Diluted net income per ordinary share is computed by dividing net income allocable to ordinary shares and income allocable to participating securities, to the extent they are dilutive, by the weighted-average number of ordinary shares outstanding, including the dilutive effects of participating securities on an if-converted basis plus the dilutive effects of ordinary shares. Our potential dilutive ordinary share equivalents consist of incremental ordinary shares issuable upon the exercise of options, upon the issuance of shares pursuant to the Amended and Restated 2012 Employee Stock Purchase Plan and upon release of vested restricted stock and restricted stock units.

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

We had cash, cash equivalents and marketable securities totaling $307.9 million and $208.0 million at January 31, 2016 and 2015, respectively. Our cash is deposited in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Foreign Currency Risk

To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur operating expenses and hold assets and liabilities denominated in foreign currencies, principally the New Taiwan Dollar and the Chinese Yuan Renminbi. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, and certain currency exchange rates, such as the exchange rate between the Chinese Yuan Renminbi and the U.S. dollar, have been especially volatile in the recent past. Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our total revenue, we believe that the exposure to foreign currency fluctuation risk from operating expenses is not material at this time. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements required by this Item are set forth as a separate section of this Annual Report on Form 10-K. See Item 15 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data (Unaudited)

The following table sets forth unaudited supplementary quarterly financial data for the two year period ended January 31, 2016. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair presentation of the data for the periods presented.

	For the Three Months Ended
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
	2015	2015	2015	2016	2014	2014	2014	2015
	(in thousands, except per share data)
Revenue	$71,013	$84,193	$93,200	$67,967	$40,921	$46,968	$65,689	$64,700
Cost of revenue	25,095	29,345	31,938	24,651	15,325	16,432	24,130	23,255
Gross profit	45,918	54,848	61,262	43,316	25,596	30,536	41,559	41,445
Operating expenses:
Research and development	16,583	20,840	22,062	23,442	12,914	13,497	15,584	15,983
Selling, general and administrative	9,010	9,087	8,873	10,768	6,755	6,875	7,324	8,343
Total operating expenses	25,593	29,927	30,935	34,210	19,669	20,372	22,908	24,326
Income from operations	20,325	24,921	30,327	9,106	5,927	10,164	18,651	17,119
Other income	27	127	169	207	49	39	40	47
Income before income taxes	20,352	25,048	30,496	9,313	5,976	10,203	18,691	17,166
Provision for income taxes	1,498	1,951	1,035	4,217	716	893	364	(508)
Net income	$18,854	$23,097	$29,461	$5,096	$5,260	$9,310	$18,327	$17,674
Net income per share attributable to ordinary shareholders:
Basic	$0.61	$0.73	$0.93	$0.16	$0.18	$0.32	$0.61	$0.58
Diluted	$0.56	$0.68	$0.87	$0.15	$0.17	$0.29	$0.57	$0.53

For the quarter ended January 31, 2016, we recorded a valuation allowance of $ 6.1 million, representing the portion of our deferred tax assets that may not be realizable in future periods. Net income per ordinary share for the year is computed independently and may not equal the sum of the quarterly net income per ordinary share.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2016.

The effectiveness of our internal control over financial reporting as of January 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b)	Exhibits

The exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ambarella, Inc. and its subsidiaries at January 31, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in fiscal years 2015 and 2016).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA

March 25, 2016

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,	January 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$268,056	$170,291
Marketable securities	39,837	37,703
Accounts receivable, net	39,408	40,180
Inventories	18,167	21,693
Restricted cash	7	8
Deferred tax assets, current	—	1,990
Prepaid expenses and other current assets	4,170	3,506
Total current assets	369,645	275,371
Property and equipment, net	3,448	3,075
Deferred tax assets, non-current	4,626	3,936
Intangible assets, net	4,178	—
Goodwill	26,601	—
Other assets	2,117	1,902
Total assets	$410,615	$284,284
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	14,175	21,036
Accrued liabilities	23,778	18,699
Income taxes payable	787	748
Deferred tax liabilities, current	—	92
Deferred revenue, current	10,077	4,907
Total current liabilities	48,817	45,482
Deferred revenue, non-current	—	198
Other long-term liabilities	12,342	1,393
Total liabilities	61,159	47,073
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2016 and January 31, 2015, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at January 31, 2016 and January 31, 2015, respectively; 32,333,359 shares issued and outstanding at January 31, 2016; 30,837,529 shares issued and outstanding at January 31, 2015	15	14
Additional paid-in capital	176,306	140,564
Accumulated other comprehensive loss	(7)	(1)
Retained earnings	173,142	96,634
Total shareholders’ equity	349,456	237,211
Total liabilities and shareholders' equity	$410,615	$284,284

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2016	2015	2014
Revenue	$316,373	$218,278	$157,608
Cost of revenue	111,029	79,142	57,761
Gross profit	205,344	139,136	99,847
Operating expenses:
Research and development	82,927	57,978	48,777
Selling, general and administrative	37,738	29,297	23,153
Total operating expenses	120,665	87,275	71,930
Income from operations	84,679	51,861	27,917
Other income (loss), net	530	175	(22)
Income before income taxes	85,209	52,036	27,895
Provision for income taxes	8,701	1,465	2,241
Net income	$76,508	$50,571	$25,654
Net income per share attributable to ordinary shareholders:
Basic	$2.42	$1.70	$0.93
Diluted	$2.27	$1.57	$0.85
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	31,633,936	29,742,653	27,680,778
Diluted	33,755,709	32,278,127	30,172,563

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended January 31,
	2016	2015	2014
Net income	$76,508	$50,571	$25,654
Other comprehensive loss:
Unrealized losses on investments	(6)	(1)	—
Other comprehensive loss, net of tax	(6)	(1)	—
Comprehensive income	$76,502	$50,570	$25,654

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance--January 31, 2013	27,035,074	$12	$91,911	$ —	$20,409	$112,332
Exercise of stock options, dollar amounts net of unvested stock options exercised early	1,160,286	1	6,919	—	—	6,920
Vesting of early exercised stock options	—	—	143	—	—	143
Vesting of restricted stock units	174,888	—	—	—	—	—
Employee stock purchase plan	341,973	—	1,744	—	—	1,744
Exercise of warrants to purchase ordinary shares	36,292	—	130	—	—	130
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	8,535	—	—	8,535
Excess income tax benefit associated with stock-based compensation	—	—	903	—	—	903
Net income	—	—	—	—	25,654	25,654
Balance--January 31, 2014	28,748,513	13	110,285	—	46,063	156,361
Exercise of stock options, dollar amounts net of unvested stock options exercised early	1,456,944	1	8,507	—	—	8,508
Vesting of early exercised stock options	—	—	59	—	—	59
Vesting of restricted stock units	484,296	—	—	—	—	—
Employee stock purchase plan	147,776	—	2,735	—	—	2,735
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,692	—	—	15,692
Excess income tax benefit associated with stock-based compensation	—	—	3,286	—	—	3,286
Net unrealized gains (losses) on investments - net of taxes	—	—	—	(1)	—	(1)
Net income	—	—	—	—	50,571	50,571
Balance--January 31, 2015	30,837,529	14	140,564	(1)	96,634	237,211
Exercise of stock options	567,888	1	5,175	—	—	5,176
Vesting of restricted stock and restricted stock units	848,756	—	—	—	—	—
Employee stock purchase plan	79,186	—	3,100	—	—	3,100
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	31,094	—	—	31,094
Excess income tax benefit associated with stock-based compensation	—	—	(3,627)		—	(3,627)
Net unrealized gains (losses) on investments - net of taxes	—	—	—	(6)	—	(6)
Net income	—	—	—	—	76,508	76,508
Balance--January 31, 2016	32,333,359	$15	$176,306	$(7)	$173,142	$349,456

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$76,508	$50,571	$25,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,606	1,335	1,096
Amortization/accretion of marketable securities	525	675	—
Loss on disposal of long-lived assets	13	21	13
Stock-based compensation	31,094	15,692	8,535
Excess income tax benefits associated with stock-based compensation	—	(3,286)	(903)
Other non-cash items, net	142	26	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,262	(21,343)	1,316
Inventories	3,627	(11,241)	(1,534)
Prepaid expenses and other current assets	(572)	(563)	(375)
Deferred tax assets	1,291	(3,184)	(442)
Other assets	(114)	307	63
Accounts payable	(6,880)	12,715	1,270
Accrued liabilities	4,189	6,837	(2,642)
Income taxes payable	244	3,490	807
Deferred tax liabilities	43	83	9
Deferred revenue	4,939	274	1,380
Other long-term liabilities	5,644	(151)	103
Net cash provided by operating activities	123,561	52,258	34,350
Cash flows from investing activities:
Acquisition, net of cash acquired	(29,905)	—	—
Investment in a private company	—	(290)	—
Purchase of investments	(52,786)	(59,807)	—
Sales of investments	17,732	8,729	—
Maturities of investments	32,248	12,668	—
Net proceeds from disposal of fixed assets	—	—	13
Purchase of property and equipment	(2,085)	(1,361)	(1,701)
Net cash used in investing activities	(34,796)	(40,061)	(1,688)
Cash flows from financing activities:
Proceeds from exercise of stock options, warrants, and employee stock purchase plan, net of repurchase of stock options	9,000	11,414	9,360
Payment for initial public offering cost	—	—	(25)
Excess income tax benefits associated with stock-based compensation	—	3,286	903
Net cash provided by financing activities	9,000	14,700	10,238
Net increase in cash and cash equivalents	97,765	26,897	42,900
Cash and cash equivalents at beginning of period	170,291	143,394	100,494
Cash and cash equivalents at end of period	$268,056	$170,291	$143,394
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,618	$1,069	$1,766
Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$43	$75	$24

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) the collectibility of accounts receivable; (ii) write down of excess and obsolete inventories; (iii) intangible assets and goodwill; (iv) the estimated useful lives of long-lived assets; (v) impairment of long-lived assets and financial instruments; (vi) warranty obligations; (vii) the valuation of stock-based compensation awards and financial instruments; (viii) the probability of performance objectives achievement; (ix) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (x) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances.

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

A substantial portion of the Company’s revenue is derived from sales through its logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, and through one large direct ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationship with Wintech could result in a temporary or permanent loss of revenue and obligation to repurchase unsold product. Furthermore, any credit issues from these two customers could impair their abilities to make timely payment to the Company. See Note 15 for additional information regarding concentration with these two customers.

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

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not include finance charges. The Company performs ongoing credit evaluation of its customers and generally requires no collateral. The Company assesses the need for allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments by considering factors such as historical collection experience, credit quality, aging of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. There were no material write-offs of accounts receivable for fiscal years 2016, 2015 and 2014, respectively. There was no material allowance for doubtful accounts recorded as of January 31, 2016 and 2015, respectively.

Inventories

The Company records inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not reversed until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

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

Internal-Use Software

The Company capitalizes certain software that is acquired and developed solely for internal use. The capitalization costs include fees for services provided to develop software during the application development stage, costs incurred to obtain software, and certain costs for employees who are directly associated with and who directly devote time to the project. The capitalization begins when the preliminary project stage is completed and ceases no later than the point at which the project is substantially complete and ready for its intended use after all substantial testing is completed. The internal-use software is amortized over its estimated useful life. Repairs and maintenance are charged to expense as incurred. As of January 31, 2016, the Company has capitalized approximately $1.7 million of internal-use software and has been recorded in property and equipment, net on the consolidated balance sheets.

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

Goodwill and In-Process Research and Development

The Company does not amortize goodwill. Acquired in-process research and development, or IPR&D, is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life.

Impairment of Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Determination of recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. There has been no occurrence of events to date that would trigger an impairment analysis. As such, no impairment charge has been recognized as of January 31, 2016.

The Company tests the goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company has a single reporting unit for goodwill impairment test purposes based on its business and reporting structure. No goodwill impairment has been identified to date.

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

The Company also enters into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. The Company does not sell separately any of these components and does not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. The revenue from engineering service agreements was not material for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Warranty Costs

The Company typically provides warranty on its products. The Company accrues for the estimated warranty costs at the time when revenue is recognized. The warranty accruals are regularly monitored by management based upon historical experience and any specifically identified failures. While the Company engages in extensive product quality assessment, actual product failure rates, material usage or service delivery costs could differ from estimates and revisions to the estimated warranty liability would be required. The Company’s warranty accruals were not material for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

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

Selling, General and Administrative

Selling, general and administrative expense consists of personnel costs, travel and trade show costs, legal expenses, other professional services and occupancy costs. Advertising expenses were not material for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent payment is recorded as deferred rent and is included in accrued liabilities in the consolidated balance sheets.

Stock-Based Compensation

The Company measures stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognizes that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. The Company determines the fair value of restricted stock and restricted stock units based on the fair market value of its ordinary shares on the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. The expected term is calculated using the simplified method as prescribed in the guidance provided by the Securities and Exchange Commission, as neither relevant historical experience nor other relevant data are available to estimate future exercise behavior. The expected volatility is based on the historical volatilities of similar companies whose share prices are publicly available for a period commensurate with the expected term. The risk-free interest rate is derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation only for those awards that are expected to vest. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from estimates.

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

Net Income Per Ordinary Share

The Company applies the two-class method to calculate and present net income per ordinary share. Under the two-class method, net income is allocated between ordinary shares and other participating securities based on their participating rights. Participating securities are defined as securities that may participate in undistributed earnings with ordinary shares, whether that participation is conditioned upon the occurrence of a specified event or not. Basic net income per ordinary share is computed by dividing net income allocable to ordinary shares by the weighted-average number of ordinary shares outstanding for the period. Diluted net income per ordinary share is computed by dividing net income allocable to ordinary shares and income allocable to participating securities, to the extent they are dilutive, by the weighted-average number of ordinary shares outstanding, including the dilutive effects of participating securities on an if-converted basis plus the dilutive effects of ordinary shares. The Company’s potential dilutive ordinary share equivalents consist of incremental ordinary shares issuable upon the exercise of options, upon the issuance of shares pursuant to the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP, and upon release of vested restricted stock and restricted stock units.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (the “IFRS”). Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The original effective date of the ASU would have required the public companies to adopt the standard for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In July 2015, the FASB voted to amend the ASU by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The deferral results in this new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Accordingly, the Company may adopt the standard in its first quarter of fiscal year 2019. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU No. 2015-05 provides the guidance of the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a license to internal-use software, then the entity should account for the software license consistent with the acquisition of internal-use software. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The new guidance will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the guidance either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. This ASU is not expected to have an impact on the Company’s financial statements or disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. An entity can elect to adopt the guidance either (1) prospectively for all deferred tax assets and liabilities, or (2) retrospectively by reclassifying the comparative balance sheet. If applied prospectively, an entity is required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, an entity is also required to include quantitative information about the effects of the change on prior periods. The Company has adopted this standard in the fourth quarter of its fiscal year 2016 on a prospective basis. The adoption of this new guidance resulted in all deferred tax assets and liabilities being classified as noncurrent in the consolidated balance sheet as of January 31, 2016. The presentation of deferred tax assets and liabilities in the consolidated balance sheet as of January 31, 2015, has not been retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this new guidance on its financial position, results of operations and disclosures.

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

	As of January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$530	$—	$—	$530
Commercial paper	2,598	—	—	2,598
Corporate bonds	21,342	7	(9)	21,340
Asset-backed securities	4,586	—	(1)	4,585
U.S. government securities	9,274	4	(6)	9,272
Agency bonds	2,044	—	(2)	2,042
Total cash equivalents and marketable securities	$40,374	$11	$(18)	$40,367

	As of January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$2,427	$—	$—	$2,427
Commercial paper	1,497	—	—	1,497
Corporate bonds	32,356	9	(10)	32,355
Asset-backed securities	3,851	—	—	3,851
Total cash equivalents and marketable securities	$40,131	$9	$(10)	$40,130

	As of
	January 31, 2016	January 31, 2015
	(in thousands)
Included in cash equivalents	$530	$2,427
Included in marketable securities	39,837	37,703
Total cash equivalents and marketable securities	$40,367	$40,130

The contractual maturities of the investments at January 31, 2016 and 2015 were as follows:

	As of
	January 31, 2016	January 31, 2015
	(in thousands)
Due within one year	$33,449	$37,559
Due within one to two years	6,918	2,571
Total cash equivalents and marketable securities	$40,367	$40,130

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of January 31, 2016 and 2015, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of January 31, 2016 and 2015, respectively:

	As of January 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$530	$530	$—	$—
Commercial paper	2,598	—	2,598	—
Corporate bonds	21,340	—	21,340	—
Asset-backed securities	4,585	—	4,585	—
U.S. government securities	9,272	—	9,272	—
Agency bonds	2,042	—	2,042	—
Total cash equivalents and marketable securities	$40,367	$530	$39,837	$—

	As of January 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$2,427	$2,427	$—	$—
Commercial paper	1,497	—	1,497	—
Corporate bonds	32,355	—	32,355	—
Asset-backed securities	3,851	—	3,851	—
Total cash equivalents and marketable securities	$40,130	$2,427	$37,703	$—

3. Inventories

Inventories at January 31, 2016 and 2015 consisted of the following:

	As of January 31,
	2016	2015
	(in thousands)
Work-in-progress	$9,474	$13,805
Finished goods	8,693	7,888
Total	$18,167	$21,693

4. Property and Equipment, net

Depreciation expense was approximately $1.6 million, $1.3 million and $1.1 million for the years ended January 31, 2016, 2015 and 2014, respectively. Property and equipment at January 31, 2016 and 2015 consisted of the following:

	As of January 31,
	2016	2015
	(in thousands)
Computer equipment and software	$6,421	$5,310
Machinery and equipment	2,706	2,234
Furniture and fixtures	492	456
Leasehold improvements	1,429	1,215
Construction in progress	253	64
	11,301	9,279
Less: accumulated depreciation and amortization	(7,853)	(6,204)
Total property and equipment, net	$3,448	$3,075

5. Acquisition

On June 25, 2015, the Company completed the acquisition of VisLab S.r.l. (“VisLab”), a privately held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including Advanced Driver Assistance Systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. This acquisition will enable extensive and robust computer vision support in future solutions targeting the Company's core markets, including automotive, IP security, wearable, and flying cameras. Of the total purchase price of $30.0 million, $4.1 million was attributed to intangible assets, $25.3 million was attributed to goodwill, and $0.6 million was attributed to net assets acquired. The goodwill represents the excess value of the purchase price over the aggregate fair value of the tangible and intangible assets acquired and primarily represents the intangible assets that do not qualify for separate recognition and the future development initiatives of the assembled workforces. Goodwill is not expected to be deductible for tax purposes.

Pro forma and actual result of operations for this acquisition have not been presented because it is not material to the consolidated results of operations.

6. Goodwill and Intangible Assets

On June 25, 2015, the Company completed the acquisition of VisLab. As a result, there was $25.3 million of goodwill and $4.1 million of intangible assets recorded in the consolidated balance sheet. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. The intangible assets primarily consist of IPR&D. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of January 31, 2016, there was no IPR&D amortized. And there were no goodwill or intangible asset impairments for the twelve months ended January 31, 2016.

7. Accrued Liabilities

Accrued liabilities at January 31, 2016 and 2015 consisted of the following:

	As of January 31,
	2016	2015
	(in thousands)
Accrued employee compensation	$14,512	$11,318
Accrued warranty	234	203
Accrued rebates	824	254
Accrued product development costs	6,339	5,004
Other accrued liabilities	1,869	1,920
Total accrued liabilities	$23,778	$18,699

8. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at January 31, 2016 and 2015 consisted of the following:

	As of January 31,
	2016	2015
	(in thousands)
Deferred revenue on product shipments	$12,201	$4,663
Deferred revenue from licenses & services	1,653	1,610
Deferred cost of revenue on product shipments	(3,777)	(1,168)
Total deferred revenue, net	$10,077	$5,105

9. Other Long-Term Liabilities

Other long-term liabilities at January 31, 2016 and 2015 consisted of the following:

	As of January 31,
	2016	2015
	(in thousands)
Unrecognized tax benefits, including interest	$10,917	$1,391
Deferred tax liabilities, non-current	1,423	—
Other long-term liabilities	2	2
Total other long-term liabilities	$12,342	$1,393

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no shares issued and outstanding as of January 31, 2016 and 2015, respectively.

Ordinary shares

200,000,000 ordinary shares were authorized at January 31, 2016 and 2015, respectively. As of January 31, 2016 and 2015, the following ordinary shares were reserved for future issuance:

	As of January 31,
	2016	2015
Shares reserved for options, restricted stock and restricted stock units	5,027,475	5,055,845
Shares reserved for employee stock purchase plan	974,273	667,990

11. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for all of its eligible U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to the Internal Revenue Service annual contribution limitation. The Company is responsible for administrative costs of the Plan. The Company has not had any matching contributions to date.

Stock Option Plans

2004 Stock Plan. The 2004 Stock Plan provides for the grant of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), nonstatutory stock options (“NSOs”), stock purchase rights to acquire restricted stock and restricted stock units. Upon the completion of the IPO, no additional awards will be granted under the 2004 Plan and the 2004 Plan was terminated. However, all outstanding stock options and other awards previously granted under the 2004 Plan will remain subject to the terms of the 2004 Plan.

2012 Equity Incentive Plan. The 2012 Equity Incentive Plan, or EIP, permits the grant of ISOs, within the meaning of Section 422 of the Code, to employees of the Company and any of the Company’s subsidiary corporations, and the grant of NSOs, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, deferred stock units and dividend equivalents to employees, directors and consultants of the Company and any of the Company’s subsidiary corporations’ employees and consultants.

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

Restricted stock and restricted stock units granted to new employees generally vest as to 1/4th of the shares on the first anniversary service date of the grant and 1/16th of the shares vest every 3 months thereafter, so as to be 100% vested on the fourth anniversary of the vesting commencement date. Vesting schedules for other service and performance condition awards vary and are subject to approval by the board of directors; provided that the performance awards shall not vest at all until the performance conditions are achieved and are subject to the award’s holders continuing to provide services to the Company through such vesting dates. The performance condition awards are automatically forfeited in their entirety, without any cost to or action by the Company, if there has been no achievement of the performance. The holders of restricted stock have voting power and other rights with respect to such shares, provided, however, that such shares are held in escrow and subject to forfeiture until the shares vested.

On February 1, 2015 and 2014, the Company added 1,387,689 and 1,297,555 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

2012 Employee Stock Purchase Plan. The ESPP permits eligible participants to purchase ordinary shares at a discount through contributions of up to 15% of their eligible compensation, subject to any IRS limitations. The ESPP provides for offering and purchase periods of six months in duration. The purchase price of ordinary shares is 85% of the lower of the closing market price of the Company’s ordinary shares on the first trading day of each offering period or on the purchase date.

On February 1, 2015 and 2014, the Company added 385,469 and 359,356 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Stock-based compensation:
Cost of revenue	$657	$343	$178
Research and development	19,082	8,654	4,887
Selling, general and administrative	11,355	6,695	3,470
Total stock-based compensation	$31,094	$15,692	$8,535

In fiscal year 2016, the Company granted 268,394 shares of restricted stock awards. As of January 31, 2016, total unrecognized compensation cost related to unvested stock options was $11.4 million and is expected to be recognized over a weighted-average period of 2.47 years. Total unrecognized compensation cost related to unvested restricted stock units was $96.8 million and is expected to be recognized over a weighted-average period of 3.15 years. Total unrecognized compensation cost related to unvested restricted stock was $12.8 million and is expected to be recognized over a weighted-average period of 3.32 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2016	2015	2014
Stock Options:
Volatility	57%	64%	65%
Risk-free interest rate	1.74%	1.93%	1.55%
Expected term (years)	6.08	6.01	6.06
Dividend yield	0%	0%	0%
Employee stock purchase plan awards:
Volatility	63%	49%	52%
Risk-free interest rate	0.21%	0.07%	0.04%
Expected term (years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2013	4,344,535	$6.07
Granted	255,520	18.14	$10.85
Exercised	(1,160,286)	5.96		$18,217
Forfeited	(81,063)	10.34
Outstanding at January 31, 2014	3,358,706	6.92
Granted	428,781	36.33	$21.37
Exercised	(1,456,944)	5.84		$46,427
Forfeited	(48,634)	13.38
Outstanding at January 31, 2015	2,281,909	13.00
Granted	179,700	71.36	$38.81
Exercised	(567,888)	9.11		$37,603
Forfeited	(40,331)	35.65
Outstanding at January 31, 2016	1,853,390	$19.36			5.89	$43,396
Exercisable at January 31, 2016	1,363,880	$10.23			4.93	$40,341
Vested and expected to vest at January 31, 2016	1,822,252	$18.84			5.84	$43,285

Exercisable shares include options with early exercise rights. The vested and expected-to-vest options are calculated based on vesting schedule of each grant as of the reporting date.

The intrinsic value of options outstanding, exercisable and expected-to-vest options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $39.68 on January 31, 2016, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2013	339,217	$9.99
Granted	1,265,472	14.78
Vested	(174,888)	11.91
Forfeited	(19,712)	11.97
Unvested at January 31, 2014	1,410,089	14.02
Granted	1,111,204	38.60
Vested	(484,296)	17.39
Forfeited	(56,549)	19.93
Unvested at January 31, 2015	1,980,448	26.82
Granted	1,314,387	66.14
Vested	(769,779)	27.82
Forfeited	(29,568)	42.11
Unvested at January 31, 2016	2,495,488	$47.04

As of January 31, 2016, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $99.0 million.

Non-employee Stock-based Compensation

The fair value of awards granted to non-employees is determined on the grant date and remeasured at the end of each reporting period until such awards vest. The non-employee stock-based compensation was not material for the years ended January 31, 2016, 2015 and 2014, respectively.

12. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Year Ended January 31,
	2016	2015	2014
	(in thousands, except share and per share data)
Numerator:
Net income	$76,508	$50,571	$25,654
Less: amount allocable to unvested early exercised options	—	(11)	(31)
Net income allocable to ordinary shareholders - basic	$76,508	$50,560	$25,623
Undistributed earnings reallocated to ordinary shareholders	—	1	2
Net income allocable to ordinary shareholders - diluted	$76,508	$50,561	$25,625
Denominator:
Weighted-average ordinary shares outstanding	31,633,992	29,749,354	27,713,998
Less: weighted-average unvested early exercised options subject to repurchase	(56)	(6,701)	(33,220)
Weighted-average ordinary shares - basic	31,633,936	29,742,653	27,680,778
Effect of potentially dilutive securities:
Employee stock options	1,245,341	1,818,401	2,034,500
Restricted stock and restricted stock units	865,863	704,788	316,350
Employee stock purchase plan	10,569	12,285	138,461
Warrants to purchase ordinary shares	—	—	2,474
Weighted-average ordinary shares - diluted	33,755,709	32,278,127	30,172,563
Net income per ordinary share:
Basic	$2.42	$1.70	$0.93
Diluted	$2.27	$1.57	$0.85

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

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2016	2015	2014
Options to purchase ordinary shares	109,958	217,514	183,859
Restricted stock and restricted stock units	163,994	167,702	1,576
Employee stock purchase plan	9,073	36,110	10,597
Early exercised options subject to repurchase	56	6,701	33,220
	283,081	428,027	229,252

13. Income Taxes

Income before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
U.S. operations	$3,190	$1,978	$1,990
Non-U.S. operations	82,019	50,058	25,905
Income before income taxes	$85,209	$52,036	$27,895

Income tax provision consisted of the following for the periods indicated:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Current:
U.S. federal tax	$5,273	$3,135	$1,738
U.S. state taxes	541	93	23
Non-U.S. foreign taxes	1,874	1,348	1,058
	7,688	4,576	2,819
Deferred:
U.S. federal tax	1,050	(3,208)	(952)
U.S. state taxes	—	—	341
Non-U.S. foreign taxes	(37)	97	33
	1,013	(3,111)	(578)
Provision for income taxes	$8,701	$1,465	$2,241

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following for the periods indicated:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
U.S. federal tax at statutory rate	$28,971	$17,692	$9,484
U.S. state taxes	541	90	361
Non-U.S. foreign tax differential	(26,253)	(15,644)	(7,674)
Stock-based compensation	2,896	1,601	927
U.S. R&D credit	(3,517)	(2,298)	(858)
Valuation allowance	6,090	—	—
Other	(27)	24	1
Provision for income taxes	$8,701	$1,465	$2,241

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2016 and 2015 were as follows:

	As of January 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Federal and state credits	$11,852	$6,465
Expenses not currently deductible	2,331	1,590
Stock-based compensation	2,503	2,044
Gross deferred tax assets	16,686	10,099
Valuation allowance	(12,072)	(3,996)
Total deferred tax assets	$4,614	$6,103
Deferred tax liabilities
Property and equipment	(1,378)	(199)
Foreign deferred	(33)	(70)
Net deferred tax assets	$3,203	$5,834

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additional	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2016	$3,996	8,076	—	—	$12,072
Year ended January 31, 2015	$2,302	1,694	—	—	$3,996
Year ended January 31, 2014	$1,243	1,059	—	—	$2,302

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, Italy and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2016 would be $3.9 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $32.8 million at January 31, 2016.

As of January 31, 2016 and 2015, the Company had deferred tax assets (net of deferred tax liabilities) before valuation allowance, of $15.3 million and $9.8 million, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain.

The Company has $33.1 million and $7.4 million of federal and California net operating loss carryovers as of January 31, 2016, all of which relate to excess tax benefit from stock-based compensation. The authoritative guidance prohibits the recognition of a deferred tax asset for excess stock-based compensation. Such unrecognized deferred tax benefit will be accounted for as a credit to shareholders’ equity, if and when realized, through a reduction in income taxes payable. The federal and California net operating loss carryovers begin to expire in fiscal year 2035.

The Company also has Federal and California state research and development credit carryforwards of approximately $6.1 million and $8.7 million, respectively, at January 31, 2016. The Federal credits begin to expire in fiscal year 2034. The California credits can be carried forward indefinitely.

The Company reports its U.S. state deferred tax assets and related valuation allowance, net of the U.S federal tax rate of 34%. As of January 31, 2016, the Company has recorded a valuation allowance of $12.1 million against all of its U.S. federal research credit and all U.S. state deferred tax assets due to uncertainty regarding the future utilization of these deferred tax assets.

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

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2016, the Company had approximately $30.2 million in unrecognized tax benefits, $6.3 million of which would affect the Company’s effective tax rate if recognized. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Beginning balance:	$4,671	$3,583	$3,018
Additions based on tax positions related to the current year	17,169	1,284	539
Additions for tax positions of prior years	8,810	324	62
Reductions for tax positions in prior years	(37)	—	—
Settlements for prior periods	—	(43)	—
Lapse of applicable statute of limitations	(402)	(477)	(36)
Ending balance:	$30,211	$4,671	$3,583

The Company classified $10.8 million and $1.2 million of income tax liabilities as other long term liabilities as of January 31, 2016 and 2015, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded $6,000, $7,000 and $37,000 of interest expense and penalties related to uncertain tax positions for the years ended January 31, 2016, 2015 and 2014, respectively. The Company recorded noncurrent liabilities of $166,000 and $160,000 related to interest and penalties for uncertain tax positions at January 31, 2016 and 2015, respectively.

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

As of January 31, 2016, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $10.9 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

On July 27, 2015, in Altera Corp. v. Commissioner , the United States Tax Court issued an opinion invalidating the 2003 final Treasury regulations that requires participants in a qualified cost-sharing arrangement to share stock-based compensation. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. In February 2016, the IRS appealed the ruling to the United States Court of Appeals for the Ninth Circuit. Due to the uncertainty related to the final resolution of this issue, the Company has not recorded tax benefits in its Consolidated Statements of Operations for the year ended January 31, 2016. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

14. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating lease agreements. Net operating lease expenses for the years ended January 31, 2016, 2015 and 2014 were approximately $6.8 million, $5.8 million and $5.0 million, respectively. Future annual minimum payments under these operating agreements with initial lease terms in excess of one year are as follows:

As of
January 31, 2016
Fiscal Year	(in thousands)
2017	$5,844
2018	2,282
2019	1,714
2020	1,532
2021	515
Total future annual minimum lease payments	$11,887

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of January 31, 2016 and 2015, total manufacturing purchase commitments were approximately $19.7 million and $27.5 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of January 31, 2016 and 2015, respectively.

15. Segment Reporting

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Hong Kong	$284,722	$196,372	$135,382
Asia Pacific	3,930	2,358	2,809
United States	8,855	6,677	7,128
North America other than Unites States	9,953	6,076	4,594
Europe	8,913	6,795	7,695
Total revenue	$316,373	$218,278	$157,608

As of January 31, 2016, substantially all of the Company’s long-lived assets were located in the United States and Asia Pacific region with approximate net amount of $1.6 million and $1.5 million, respectively. As of January 31, 2015, substantially all of the Company’s long-lived assets were located in the United States and Asia Pacific region with approximate net amount of $1.8 million and $1.0 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistic provider, and Chicony, a direct ODM customer, which combined accounted for approximately 88%, 89% and 85% of total revenue for the years ended January 31, 2016, 2015 and 2014, respectively. Accounts receivable with these two customers combined accounted for approximately $32.5 million and $36.2 million as of January 31, 2016 and 2015, respectively.

16. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

In fiscal year 2015, the Company added additional software license commitments to its existing software license agreement with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. Under these license commitments, the Company committed to pay an aggregate amount of $7.5 million payable through January 2017. The Company paid $2.8 million, $2.3 million and $1.7 million under these agreements for the years ended January 31, 2016, 2015 and 2014, respectively. License expenses related to these agreements included in research and development expense were approximately $2.7 million, $1.9 million and $1.7 million for the years ended January 31, 2016, 2015 and 2014, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but has sold such stock and is no longer a significant shareholder of the Company as of January 31, 2016 and 2015, respectively. The Company recognized revenue from sales to Wintech of approximately $210.6 million, $125.1 million and $88.7 million for the years ended January 31, 2016, 2015 and 2014, respectively. As of January 31, 2016 and 2015, the Company had receivables from Wintech of approximately $20.6 million and $12.1 million, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 25, 2016.

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

2.1(1)

Quota Purchase Agreement, dated as of June 25, 2015, by and among the Registrant, the University of Parma, Alberto Broggi, Massimo Bertozzi, Paolo Grisler, Pietro Cerri, Rean Fedriga, Paolo Medici, Luca Bombini, Stefano Cattani, Mirko Felisa, Pier Paolo Porta, and Paolo Zani.

3.1(2)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated January 5, 2012, by and among Ambarella, Inc. and certain of its shareholders

10.1.1(2)*	Amended and Restated 2004 Stock Plan

10.1.2(4)*	Form of Stock Option Agreement under Amended and Restated 2004 Stock Plan

10.1.3(2)*	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2004 Stock Plan

10.2.1(2)*	2012 Equity Incentive Plan

10.2.2(4)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(2)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.4(2)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.3(1)*	Amended and Restated 2012 Employee Stock Purchase Plan

10.4(2)*	Form of Indemnification Agreement

10.5(4)*	Offer Letter entered into by Ambarella, Inc. with George Laplante dated March 3, 2011, as amended

10.6.1(4)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.6.2(4)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.7.1(3)*	Description of Executive Bonus Plan For Fiscal Year 2013

10.7.2(5)*	Description of Executive Bonus Plan For Fiscal Year 2014

10.7.3(6)*	Description of Executive Bonus Plan For Fiscal Year 2015

10.7.4(7)*	Description of Executive Bonus Plan For Fiscal Year 2016

10.8.1(8)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(8)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(9)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.4 (1)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.9.1(10)	Lease Agreement dated March 1, 2013 by and between Ambarella Corporation and Westcore Jay, LLC.

10.9.2 (1)	Second Amendment to Lease Agreement dated as of August 27, 2015 by and between Ambarella Corporation and DPF JAY OWNER, LLC.

21.1	List of subsidiaries of the registrant

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10-Q filed on September 8, 2015.
(2)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(3)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on August 22, 2012.
(4)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(5)	Incorporated by reference to the Form 8-K filed on March 11, 2013.
(6)	Incorporated by reference to the Form 8-K filed on March 21, 2014.
(7)	Incorporated by reference to the Form 8-K filed on March 2, 2015.
(8)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(9)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on October 5, 2012.
(10)	Incorporated by reference to the Form 10-K filed on April 4, 2013.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
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