Form 10-Q
period 2016-04-30
AMBARELLA INC
filed 2016-06-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of June 3, 2016 was 32,854,794 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 30,	January 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$267,959	$268,056
Marketable securities	55,852	39,837
Accounts receivable, net	30,501	39,408
Inventories	17,921	18,167
Restricted cash	8	7
Prepaid expenses and other current assets	3,845	4,170
Total current assets	376,086	369,645
Property and equipment, net	3,567	3,448
Deferred tax assets, non-current	6,541	4,626
Intangible assets, net	4,173	4,178
Goodwill	26,601	26,601
Other assets	2,085	2,117
Total assets	$419,053	$410,615
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	16,347	14,175
Accrued liabilities	17,395	23,778
Income taxes payable	—	787
Deferred revenue, current	6,092	10,077
Total current liabilities	39,834	48,817
Other long-term liabilities	2,767	12,342
Total liabilities	42,601	61,159
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2016 and January 31, 2016, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at April 30, 2016 and January 31, 2016, respectively; 32,839,779 shares issued and outstanding at April 30, 2016; 32,333,359 shares issued and outstanding at January 31, 2016	15	15
Additional paid-in capital	190,031	176,306
Accumulated other comprehensive income (loss)	20	(7)
Retained earnings	186,386	173,142
Total shareholders’ equity	376,452	349,456
Total liabilities and shareholders' equity	$419,053	$410,615

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2016	2015
Revenue	$57,157	$71,013
Cost of revenue	20,450	25,095
Gross profit	36,707	45,918
Operating expenses:
Research and development	24,466	16,583
Selling, general and administrative	10,893	9,010
Total operating expenses	35,359	25,593
Income from operations	1,348	20,325
Other income	27	27
Income before income taxes	1,375	20,352
Provision (benefit) for income taxes	(408)	1,498
Net income	$1,783	$18,854
Net income per share attributable to ordinary shareholders:
Basic	$0.05	$0.61
Diluted	$0.05	$0.56
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	32,428,047	31,099,081
Diluted	33,950,736	33,472,309

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended April 30,
	2016	2015
Net income	$1,783	$18,854
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	27	(16)
Other comprehensive income (loss), net of tax	27	(16)
Comprehensive income	$1,810	$18,838

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,783	$18,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	464	367
Amortization/accretion of marketable securities	76	150
Loss on disposal of long-lived assets	1	7
Stock-based compensation	11,301	5,482
Excess income tax benefits associated with stock-based compensation	—	(183)
Other non-cash items, net	29	75
Changes in operating assets and liabilities:
Accounts receivable	8,907	987
Inventories	246	(4,110)
Prepaid expenses and other current assets	323	833
Deferred tax assets	256	(132)
Other assets	32	(26)
Accounts payable	2,172	2,954
Accrued liabilities	(5,210)	(2,499)
Income taxes payable	(787)	741
Deferred tax liabilities	(58)	(20)
Deferred revenue	(3,985)	1,301
Other long-term liabilities	—	12
Net cash provided by operating activities	15,550	24,793
Cash flows from investing activities:
Purchase of investments	(35,857)	(14,284)
Sales of investments	8,974	5,478
Maturities of investments	10,790	8,350
Purchase of property and equipment	(469)	(376)
Net cash used in investing activities	(16,562)	(832)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	915	2,876
Excess income tax benefits associated with stock-based compensation	—	183
Net cash provided by financing activities	915	3,059
Net increase (decrease) in cash and cash equivalents	(97)	27,020
Cash and cash equivalents at beginning of period	268,056	170,291
Cash and cash equivalents at end of period	$267,959	$197,311
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$241	$174
Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$153	$20

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2016 fiscal year filed with the SEC on March 25, 2016 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

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

A substantial portion of the Company’s revenue is derived from sales through its logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, and through one large direct ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these two customers could result in a temporary or permanent loss of revenue and termination of the relationship with Wintech could result in an obligation to repurchase unsold product. Furthermore, any credit issues from these two customers could impair their abilities to make timely payment to the Company. See Note 14 for additional information regarding concentration with these two customers.

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

Inventories

The Company records inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not reversed until the inventory is sold or scrapped. There were no material inventory losses recognized for the three months ended April 30, 2016 and 2015, respectively.

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

Goodwill and In-Process Research and Development

Goodwill and in-process research and development (“IPR&D”) are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company has a single reporting unit for goodwill impairment test purposes based on its business and reporting structure.

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

The Company also enters into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. The Company does not sell separately any of these components and does not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. The revenue from engineering service agreements was not material for the three months ended April 30, 2016 and 2015, respectively.

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

The Company makes estimates and judgments about its future taxable income based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from estimates, the amount of valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the condensed consolidated income statement for the periods in which the adjustment is determined to be required.

Net Income Per Ordinary Share

Basic earnings per share is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period increased to include the number of additional ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, unvested restricted stock and restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains or losses from available-for-sale securities that are excluded from net income.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (the “IFRS”). Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The original effective date of the ASU would have required the public companies to adopt the standard for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB voted to amend the ASU by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The deferral results in this new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Accordingly, the Company will adopt the standard in its first quarter of fiscal year 2019. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. It applies to entities that measure inventory using a method other than last-in, first-out (“LIFO”) and the retail inventory method (“RIM”). The new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this new guidance on its financial position, results of operations and disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify and improve the accounting for employee share-based awards. The new standard amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax benefit or expense in the income statement in the reporting period in which they occur. In addition, the tax-related cash flows resulting from share-based payments will be classified as cash flows from operating activities and cash payments made to the taxing authorities on the employees’ behalf for withheld shares will be classified as financing activities on the statement of cash flows. The new guidance also provides an accounting policy election to account for forfeitures as they occur. The new guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company elected to early adopt this new guidance in the first quarter of its fiscal year 2017. As a result of this adoption, the Company recorded an increase to retained earnings of $ 11.7 million to recognize U.S. net operating loss carryforwards attributable to tax benefits from excess stock-based compensation that had not been previously recognized and recorded a decrease to retained earnings of $0.2 million resulting from the election of accounting policy to account for forfeitures as they occur as of February 1, 2016. The Company also elected to apply the presentation for cash flows related to excess tax benefits prospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares has no impact on the Company’s condensed consolidated statements of cash flows. On February 1, 2016, the cumulative effect adjustment of these changes recognized in the beginning of retained earnings was approximately $11.5 million.

2. Financial Instruments and Fair Value

The Company invested a portion of its cash in debt securities that are denominated in U.S. dollars. The investment portfolio consists of money market funds, asset-backed securities, commercial paper, U.S. government securities, agency bonds and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets as follows:

	As of April 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$3,424	$—	$—	$3,424
Commercial paper	7,970	—	—	7,970
Corporate bonds	21,624	11	(7)	21,628
Asset-backed securities	7,588	7	(1)	7,594
U.S. government securities	17,820	11	(1)	17,830
Agency bonds	2,047	—	—	2,047
Total cash equivalents and marketable securities	$60,473	$29	$(9)	$60,493

	As of January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$530	$—	$—	$530
Commercial paper	2,598	—	—	2,598
Corporate bonds	21,342	7	(9)	21,340
Asset-backed securities	4,586	—	(1)	4,585
U.S. government securities	9,274	4	(6)	9,272
Agency bonds	2,044	—	(2)	2,042
Total cash equivalents and marketable securities	$40,374	$11	$(18)	$40,367

	As of
	April 30, 2016	January 31, 2016
	(in thousands)
Included in cash equivalents	$4,641	$530
Included in marketable securities	55,852	39,837
Total cash equivalents and marketable securities	$60,493	$40,367

The contractual maturities of the investments at April 30, 2016 and January 31, 2016 were as follows:

	As of
	April 30, 2016	January 31, 2016
	(in thousands)
Due within one year	$47,728	$33,449
Due within one to two years	12,765	6,918
Total cash equivalents and marketable securities	$60,493	$40,367

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it would be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of April 30, 2016.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of April 30, 2016 and January 31, 2016:

	As of April 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$3,424	$3,424	$—	$—
Commercial paper	7,970	—	7,970	—
Corporate bonds	21,628	—	21,628	—
Asset-backed securities	7,594	—	7,594	—
U.S. government securities	17,830	—	17,830	—
Agency bonds	2,047	—	2,047	—
Total cash equivalents and marketable securities	$60,493	$3,424	$57,069	$—

	As of January 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$530	$530	$—	$—
Commercial paper	2,598	—	2,598	—
Corporate bonds	21,340	—	21,340	—
Asset-backed securities	4,585	—	4,585	—
U.S. government securities	9,272	—	9,272	—
Agency bonds	2,042	—	2,042	—
Total cash equivalents and marketable securities	$40,367	$530	$39,837	$—

3. Inventories

Inventory at April 30, 2016 and January 31, 2016 consisted of the following:

	As of
	April 30, 2016	January 31, 2016
	(in thousands)
Work-in-progress	$9,671	$9,474
Finished goods	8,250	8,693
Total	$17,921	$18,167

4. Property and Equipment, Net

Depreciation expense was approximately $0.5 million and $0.4 million for the three months ended April 30, 2016 and 2015, respectively. Property and equipment at April 30, 2016 and January 31, 2016 consisted of the following:

	As of
	April 30, 2016	January 31, 2016
	(in thousands)
Computer equipment and software	$6,567	$6,421
Machinery and equipment	2,849	2,706
Furniture and fixtures	595	492
Leasehold improvements	1,496	1,429
Construction in progress	353	253
	11,860	11,301
Less: accumulated depreciation and amortization	(8,293)	(7,853)
Total property and equipment, net	$3,567	$3,448

5. Goodwill and Intangible Assets

On June 25, 2015, the Company completed the acquisition of VisLab S.r.l., a privately held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. The intangible assets primarily consist of IPR&D. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of April 30, 2016, there was no IPR&D amortized. There were no goodwill or intangible asset impairments for the three months ended April 30, 2016.

6. Accrued Liabilities

Accrued liabilities at April 30, 2016 and January 31, 2016 consisted of the following:

	As of
	April 30, 2016	January 31, 2016
	(in thousands)
Accrued employee compensation	$8,560	$14,512
Accrued warranty	429	234
Accrued rebates	680	824
Accrued product development costs	5,679	6,339
Other accrued liabilities	2,047	1,869
Total accrued liabilities	$17,395	$23,778

7. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at April 30, 2016 and January 31, 2016 consisted of the following:

	As of
	April 30, 2016	January 31, 2016
	(in thousands)
Deferred revenue on product shipments	$5,305	$12,201
Deferred revenue from licenses & services	2,340	1,653
Deferred cost of revenue on product shipments	(1,553)	(3,777)
Total deferred revenue, net	$6,092	$10,077

8. Other Long-Term Liabilities

Other long-term liabilities at April 30, 2016 and January 31, 2016 consisted of the following:

	As of
	April 30, 2016	January 31, 2016
	(in thousands)
Unrecognized tax benefits, including interest	$1,401	$10,917
Deferred tax liabilities, non-current	1,364	1,423
Other long-term liabilities	2	2
Total other long-term liabilities	$2,767	$12,342

On February 1, 2016, upon the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company recognized approximately $11.7 million of tax-effected previously unrecognized excess stock-based compensation deductions. As a result of recognizing these deductions, the Company reduced its unrecognized tax benefits by $9.5 million pursuant to accounting guidance, which provides that an unrecognized tax benefit shall be presented as a reduction to a deferred tax benefit to the extent such deferred tax benefit is available.

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of April 30, 2016 and January 31, 2016, respectively.

Ordinary shares

As of April 30, 2016 and January 31, 2016, a total of 200,000,000 ordinary shares were authorized.

On February 1, 2016, the Company added 1,455,001 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 Equity Incentive Plan, or EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

On February 1, 2016, the Company added 404,166 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2016 and January 31, 2016, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	April 30, 2016	January 31, 2016
Shares reserved for options, restricted stock and restricted stock units	6,033,913	5,027,475
Shares reserved for employee stock purchase plan	1,320,582	974,273

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Stock-based compensation:
Cost of revenue	$245	$124
Research and development	6,719	3,094
Selling, general and administrative	4,337	2,264
Total stock-based compensation	$11,301	$5,482

As of April 30, 2016, total unrecognized compensation cost related to unvested stock options was $11.2 million and is expected to be recognized over a weighted-average period of 2.32 years. Total unrecognized compensation cost related to unvested restricted stock units was $89.1 million and is expected to be recognized over a weighted-average period of 3.02 years. Total unrecognized compensation cost related to unvested restricted stock awards was $11.1 million and is expected to be recognized over a weighted-average period of 2.22 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2016	2015
Stock Options:
Volatility	38%	60%
Risk-free interest rate	1.57%	1.74%
Expected term (years)	5.95	6.08
Dividend yield	0%	0%
Employee stock purchase plan awards:
Volatility	67%	63%
Risk-free interest rate	0.52%	0.15%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

The following table summarizes stock option activities for the three months ended April 30, 2016:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2016	1,853,390	$19.36
Granted	70,100	41.36	$16.15
Exercised	(33,851)	10.19		$1,053
Forfeited	(6,850)	45.30
Outstanding at April 30, 2016	1,882,789	20.25			5.81	$44,663
Exercisable at April 30, 2016	1,397,915	$11.49			4.84	$42,118
Vested and expected to vest at April 30, 2016	1,882,789	$20.25			5.81	$44,663

The intrinsic value of options outstanding, exercisable and expected-to-vest options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $41.10 on April 30, 2016, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2016	2,495,488	$47.04
Granted	14,293	41.36
Vested	(235,823)	34.50
Forfeited	(5,369)	52.72
Unvested at April 30, 2016	2,268,589	$46.87

As of April 30, 2016, the aggregate intrinsic value of unvested restricted stock was $93.2 million.

11. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2016	2015
	(in thousands, except share and per share data)
Numerator:
Net income	$1,783	$18,854
Less: amount allocable to unvested early exercised options	—	—
Net income allocable to ordinary shareholders - basic	$1,783	$18,854
Undistributed earnings reallocated to ordinary shareholders	—	—
Net income allocable to ordinary shareholders - diluted	$1,783	$18,854
Denominator:
Weighted-average ordinary shares outstanding	32,428,047	31,099,137
Less: weighted-average unvested early exercised options subject to repurchase	—	(56)
Weighted-average ordinary shares - basic	32,428,047	31,099,081
Effect of potentially dilutive securities:
Employee stock options	1,050,288	1,397,695
Restricted stock and restricted stock units	465,976	961,284
Employee stock purchase plan	6,425	14,249
Weighted-average ordinary shares - diluted	33,950,736	33,472,309
Net income per ordinary share:
Basic	$0.05	$0.61
Diluted	$0.05	$0.56

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2016	2015
Options to purchase ordinary shares	480,698	71,433
Restricted stock and restricted stock units	1,201,918	—
Employee stock purchase plan	34,381	13,428
Early exercised options subject to repurchase	—	56
	1,716,997	84,917

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Income before income taxes	$1,375	$20,352
Provision (benefit) for income taxes	(408)	1,498
Effective tax rate	(29.7)%	7.4%

The decreases in tax expense and the effective tax rate for the three months ended April 30, 2016 was primarily due to an approximately $19.0 million decrease in income before income tax as compared to the same period in the prior fiscal year, combined with $0.6 million of discrete tax benefits recorded for the three months ended April 30, 2016. The discrete tax benefits recorded were largely related to a change in the U.S. federal tax rate at which the Company’s deferred taxes are expected to reverse and tax benefits from excess stock-based compensation deductions following the Company’s early adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal year 2017.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2013 to 2016 remain open to examination by U.S. federal tax authorities. The tax years 2004 to 2016 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2016 remain open to examination by material foreign tax authorities.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2016, the gross amount of unrecognized tax benefits was approximately $31.5 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating lease agreements. Net operating lease expenses for the three months ended April 30, 2016 and 2015 were approximately $1.7 million and $1.9 million, respectively. Future annual minimum payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
April 30, 2016
Fiscal Year	(in thousands)
2017	$4,734
2018	2,399
2019	1,703
2020	1,531
2021	515
Total future annual minimum lease payments	$10,882

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party manufacturers. As of April 30, 2016 and January 31, 2016, total manufacturing purchase commitments were approximately $21.1 million and $19.7 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of April 30, 2016 and January 31, 2016, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Hong Kong	$48,405	$65,690
Europe	5,352	2,190
United States	1,847	1,206
Asia Pacific	1,283	484
North America other than United States	270	1,443
Total revenue	$57,157	$71,013

As of April 30, 2016, substantially all of the Company’s property and equipment, net were located in the United States and Asia Pacific region with approximate net amount of $1.7 million and $1.5 million, respectively.

Major Customers

The one customer representing 10% or more of revenue and accounts receivable for the three months ended April 30, 2016 was Wintech, the Company’s logistics provider, which accounted for approximately 74% of total revenue. The customers representing 10% or more of revenue and accounts receivable for the three months ended April 30, 2015 were Wintech and Chicony, a direct ODM customer, which combined accounted for approximately 91% of total revenue for the three months ended April 30, 2015. Accounts receivable with Wintech accounted for approximately $17.7 million as of April 30, 2016 and accounts receivable with Wintech and Chicony combined accounted for approximately $32.5 million as of January 31, 2016.

15. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company leases software licenses with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. As of April 30, 2016, the Company committed to pay an aggregate amount of $2.3 million for these licenses through January 2017. The Company paid $0.6 million and $0.8 million under these agreements for the three months ended April 30, 2016 and 2015, respectively. License expenses related to these agreements included in research and development expense were approximately $0.7 million and $0.7 million for the three months ended April 30, 2016 and 2015, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but has sold such stock and is no longer a significant shareholder of the Company as of April 30, 2016 and January 31, 2016, respectively. The Company recognized revenue from sales to Wintech of approximately $42.1 million and $45.2 million for the three months ended April 30, 2016 and 2015, respectively. As of April 30, 2016 and January 31, 2016, the Company had receivables from Wintech of approximately $17.7 million and $20.6 million, respectively.

16. Subsequent Event

On May 31, 2016, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s ordinary shares over a six-month period. Repurchases may be made from time-to-time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program will be funded using the Company’s working capital and any repurchased shares will be available for general corporate purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2016 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2016 fiscal year filed with the Securities and Exchange Commission, or SEC, on March 25, 2016.

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity, our ability to develop new solutions, our future financial and operating performance, sales and marketing strategy, investment strategy, research and development, customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, expectations about seasonality, economic conditions, taxes, the availability of third-party components and operating expenses. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

We are a leading developer of semiconductor processing solutions for video that enable high-definition, or HD, video capture, sharing and display. A device that captures video includes four primary components: a lens, an image sensor, a video processor and storage memory. The video processor converts raw video input into a format that can be stored and distributed efficiently. We combine our processor design capabilities with our expertise in video and image processing algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. Our system-on-a-chip, or SoC, designs fully integrate HD video processing, image processing, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption.

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

Financial Highlights and Trends

•

We recorded revenue of $57.2 million for the three months ended April 30, 2016, which was our first quarter of fiscal year 2017. This represented a decrease of 19.5% for the three months ended April 30, 2016, as compared to the same period in fiscal year 2016. The decrease was primarily due to significant revenue decline in the wearable sports camera market as a result of continued high inventory levels at a major customer. We anticipate that these high inventory levels at our customer will continue to adversely impact our revenue in the second quarter of fiscal year 2017. The decline in revenue from the wearable sports camera market was partially offset by strong growth in the UAV and home security and monitoring markets. In the professional IP security market, we experienced a decline in revenues from customers located in the China region in the first quarter of fiscal year 2017 due to continuing macroeconomic weakness, which offset stronger growth in other geographic regions in the period. In the automotive aftermarket, which is dominated by demand from Asia, revenue was down moderately in the first quarter of fiscal year 2017 primarily due to slowing revenues in China. For the three months ended April 30, 2016, the infrastructure market was flat sequentially due to the continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 video compression technology.

•

We expect to experience some adverse impact to our business in the next couple of quarters due to the disruption in supply of image sensors from Sony Corporation to our customers resulting from the damage to its production facility caused by the April 2016 earthquake in Kumamoto, Japan. This disruption in image sensor supply impacts our customers’ ability to build camera devices and, as a result, impacts the timing and scope of demand for our SoCs. At this time, we are unable to quantify the adverse impact.

•

We recorded operating income of $1.3 million for the three months ended April 30, 2016, as compared to $20.3 million for the three months ended April 30, 2015. The decrease was primarily due to decreased revenue, as well as increased research and development costs as a result of timing and number of chips in development.

•

We generated cash flows from operating activities of $15.6 million for the three months ended April 30, 2016, as compared to $24.8 million for the three months ended April 30, 2015. The decreased cash flows from operating activities was primarily due to decreased net income as adjusted for increased non-cash stock-based compensation. The decrease also was attributable to decreased liabilities associated with the timing of payments to suppliers and decreased deferred revenue associated with the timing of inventory shipments by our logistics providers. The decrease was partially offset by decreased accounts receivable associated with the timing of payments from customers and decreased inventory purchases associated with a decrease in near term revenue forecasts.

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

Shifting Consumer Preferences. Our revenue is subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities, and the rapid adoption by consumers, led to the decline of pocket video cameras aimed at the video and image capture market. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable, IP security, UAV and automotive aftermarket cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes in the market to continue to impact our business performance.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Since that time, we have developed technologies to provide solutions for new markets such as the wearable, IP security, UAV and automotive aftermarket camera markets. We believe these new markets can continue to facilitate revenue growth and customer diversification. Since fiscal year 2013, the wearable sports and IP security markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. While we will continue to expand our end market exposure, such as to home security and monitoring cameras, non-sports wearable cameras and UAVs, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

Ability to Capitalize on Connectivity Trend. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable, IP security, UAV and automotive aftermarket cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable and UAV cameras allow consumers to quickly stream or upload video and images to social media platforms.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2016	2015
	(dollars in thousands)
Revenue	$57,157	$71,013
Cost of revenue	20,450	25,095
Gross profit	36,707	45,918
Operating expenses:
Research and development	24,466	16,583
Selling, general and administrative	10,893	9,010
Total operating expenses	35,359	25,593
Income from operations	1,348	20,325
Other income	27	27
Income before income taxes	1,375	20,352
Provision (benefit) for income taxes	(408)	1,498
Net income	$1,783	$18,854

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2016	2015
Revenue	100%	100%
Cost of revenue	36	35
Gross profit	64	65
Operating expenses:
Research and development	43	23
Selling, general and administrative	19	13
Total operating expenses	62	36
Income from operations	2	29
Other income (loss), net	—	—
Income before income taxes	2	29
Provision (benefit) for income taxes	(1)	2
Net income	3%	27%

Revenue

We derive substantially all of our revenue from the sale of HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our logistics providers. Our SoC solutions have been used in the camera and infrastructure markets, although we expect the camera market will be the primary market for our solutions for the foreseeable future as the infrastructure market continues to decline due to delays in investments in network upgrades. We derive a substantial portion of our revenue from sales made indirectly through our logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one large ODM customer, Chicony Electronics Co., Ltd., or Chicony.

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

Cost of Revenue and Gross Margin

Cost of revenue includes the cost of materials such as wafers processed by third-party foundries, costs associated with packaging, assembly and testing, and our manufacturing support operations such as logistics, planning and quality assurance. Cost of revenue also includes indirect costs such as warranty, inventory valuation reserves and other general overhead costs.

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

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated depreciation and facility expenses. We expect our selling expense to increase in absolute dollars as we expand the size of our sales and marketing organization to support our anticipated growth. We expect our general and administrative expense to increase in absolute dollars as we continue to maintain the infrastructure necessary to operate as a public company, which includes increased audit and legal fees, costs to comply with the Sarbanes-Oxley Act of 2002, the rules and regulations applicable to companies listed on The NASDAQ Stock Market, investor relations costs, and higher insurance premiums.

Other Income

Other income consists primarily of interest income from investment and net of gains and losses from foreign currency transactions and remeasurements.

Provision (Benefit) for Income Taxes

We are incorporated in the Cayman Islands and conduct business in several countries such as the United States, China, Taiwan, Hong Kong, Italy, South Korea and Japan, and we are subject to taxation in those jurisdictions. As such, our worldwide operating income is subject to varying tax rates and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit; by transfer pricing adjustments and by tax effects of nondeductible compensation.  We have experienced lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

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

Comparison of the Three Months Ended April 30, 2016 and 2015

Revenue

	Three Months Ended April 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Revenue	$57,157	$71,013	$(13,856)	(19.5)%

The decreased revenue for the three months ended April 30, 2016 was primarily due to significant revenue decline in the wearable sports camera market as a result of continued high inventory levels at a major customer. We anticipate that these high inventory levels at our customer will continue to adversely impact our revenue in the second quarter of fiscal year 2017. The decline in revenue from the wearable sports camera market was partially offset by strong growth in the UAV and home security and monitoring markets. In the professional IP security market, we experienced a decline in revenues from customers located in the China region in the first quarter of fiscal year 2017 due to continuing macroeconomic weakness, which offset stronger growth in other geographic regions in the period. In the automotive aftermarket, which is dominated by demand from Asia, revenue was down moderately in the first quarter of fiscal year 2017 primarily due to slowing revenues in China. For the three months ended April 30, 2016, the infrastructure market was flat sequentially due to the continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 video compression technology.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue	$20,450	$25,095	$(4,645)	(18.5)%
Gross profit	36,707	45,918	(9,211)	(20.1)%
Gross margin	64.2%	64.7%	—	(0.5)%

Cost of revenue decreased for the three months ended April 30, 2016 primarily due to decreased revenue. The decrease was also attributable to cost reductions received from suppliers for certain SoCs that reached lifetime purchase volume milestones.

Gross margin decreased slightly for the three months ended April 30, 2016 compared to the same period in the prior fiscal year primarily due to a higher percentage of revenues associated with shipments of lower margin S2L SoC into the price competitive IP security camera market in Asia. The decreased gross margin was partially offset by increased revenue associated with shipments of higher margin A9 and H1S SoCs into the UAV market.

Research and Development

	Three Months Ended April 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$24,466	$16,583	$7,883	47.5%

Research and development expense increased for the three months ended April 30, 2016 compared to the same period in the prior fiscal year primarily due to increases in engineering headcount and SoC development costs. Our research and development engineering headcount increased to 459 at April 30, 2016 compared to 381 at April 30, 2015, which included 33 employees added as a result of the acquisition of VisLab, S.r.l., or VisLab, in the second quarter of fiscal year 2016. The increased engineering headcount resulted in an increase in salary related expenses of approximately $2.1 million for the three months ended April 30, 2016. The increase was also attributable to additional stock-based compensation of approximately $3.6 million for the three months ended April 30, 2016, as a result of the issuance of options, restricted stock and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the increase in the fair market value of our ordinary shares. SoC development costs increased by approximately $1.7 million for the three months ended April 30, 2016.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Selling, general and administrative	$10,893	$9,010	$1,883	20.9%

Selling, general and administrative expense increased for the three months ended April 30, 2016 compared to the same period in the prior fiscal year primarily due to increased stock-based compensation. Stock-based compensation increased by approximately $2.1 million for the three months ended April 30, 2016, as a result of the issuance of options, restricted stock and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the increase in the fair market value of our ordinary shares. Our selling, general and administrative headcount increased to 162 at April 30, 2016 compared to 147 at April 30, 2015, resulting in a small increase in salary related expenses of approximately $0.2 million for the three months ended April 30, 2016. The increase was partially offset by a decrease of approximately $0.2 million for outside professional services for the three months ended April 30, 2016. The higher outside professional service expense in the three months ended April 30, 2015 was primarily due to legal expenses to support the VisLab acquisition in the second quarter of fiscal year 2016.

Other Income

	Three Months Ended April 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Other income	$27	$27	$—	0%

Other income consisted primarily of interest income from debt security investments and net of gains and losses from foreign currency transactions and remeasurements.

Provision (Benefit) for Income Taxes

	Three Months Ended April 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(408)	$1,498	$(1,906)	(127.2)%
Effective tax rate	(29.7)%	7.4%	—	(37.1)%

The quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The decrease in tax expense and in the effective tax rate for the three months ended April 30, 2016 compared to the same period in the prior fiscal year was primarily due to an approximately $19.0 million decrease in pre-tax income for the three months ended April 30, 2016 as compared to the same period in the prior fiscal year, combined with $0.6 million of discrete tax benefits recorded for the three months ended April 30, 2016. The discrete tax benefits recorded in the three months ended April 30, 2016 were largely related to a change in the U.S. federal tax rate at which our deferred taxes are expected to reverse and tax benefits from excess stock-based compensation deductions following our early adoption of Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal year 2017.

Liquidity and Capital Resources

As of April 30, 2016 and January 31, 2016, we had cash, cash equivalents and marketable securities of approximately $323.8 million and $307.9 million, respectively.  We invested in highly liquid, short-term marketable securities and hold these investments as available-for-sale securities. As of April 30, 2016, these securities had a fair value of approximately $60.5 million with insignificant unrealized gains caused by fluctuations in market value and interest rates.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$15,550	$24,793
Net cash used in investing activities	(16,562)	(832)
Net cash provided by financing activities	915	3,059
Net increase (decrease) in cash and cash equivalents	$(97)	$27,020

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the three months ended April 30, 2016 primarily due to decreased net income as adjusted for increased non-cash stock-based compensation. The decrease also was attributable to decreased liabilities associated with the timing of payments to suppliers and decreased deferred revenue associated with the timing of inventory shipments by our logistics providers. The decrease was partially offset by decreased accounts receivable associated with the timing of payments from customers and decreased inventory purchases associated with a decrease in near term revenue forecasts.

Net Cash Used in Investing Activities

Net cash used in investing activities increased primarily due to an additional $20.0 million investment in debt securities for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The increase was partially offset by the receipt of approximately $5.9 million more cash from the partial sale and maturity of debt securities compared to the same period of last fiscal year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased for the three months ended April 30, 2016 compared to the same period in the prior fiscal year primarily due to decreased option exercises. The decrease was also attributable to excess income tax benefits associated with stock-based compensation being classified as cash flows from operating activities upon adoption of ASU 2019-06, Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal year 2017.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2016 and for the three months ended April 30, 2016. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. We expect our accounts receivable and inventory balances to increase, and could be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of April 30, 2016:

	Payment Due by Period as of April 30, 2016
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities under operating leases	$7,596	$1,693	$3,857	$2,046	$—	$—
Technology license or other obligations under operating leases	3,286	3,042	244	—	—	—
Purchase obligations	21,123	21,123	—	—	—	—
Uncertain tax liabilities	1,401	—	—	—	—	1,401
Total	$33,406	$25,858	$4,101	$2,046	$—	$1,401

As of April 30, 2016, we had purchase obligations with our independent contract manufacturers of $21.1 million.

Uncertain tax liabilities represent our potential liabilities related to these uncertain tax positions as of April 30, 2016. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of April 30, 2016, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2016 fiscal year filed with the SEC on March 25, 2016.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2016 and January 31, 2016, we had cash, cash equivalents, marketable securities and restricted cash totaling $323.8 million and $307.9 million, respectively. Our cash and restricted cash consist of deposits in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” (as defined in Rules 13a- 15(e) and 15d- 15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that OEM. For example, improved smartphone video capture capabilities, and rapid adoption of smartphones by consumers, led to the decline of an entire category of pocket video cameras aimed at the casual video capture market. In fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero percent of our total revenue by fiscal year 2013. Similarly, higher than normal customer inventory levels in the wearable sports camera market significantly impacted our revenue in the fiscal quarter ended January 31, 2016, and will continue to adversely impact our revenue for the first half of fiscal year 2017. If products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal years 2016, 2015 and 2014, sales directly and through our logistics providers to our five largest ODM and OEM customers collectively accounted for approximately 56%, 64% and 55% of our total revenues, respectively. In fiscal years 2016, 2015 and 2014, sales to our ten largest ODM and OEM customers collectively accounted for approximately 69%, 74% and 67% of our total revenues, respectively. For the three months ended April 30, 2016, sales directly and through our logistics providers to our five and ten largest ODM and OEM customers collectively accounted for approximately 50% and 64% of our total revenues, respectively. In fiscal years 2016, 2015 and 2014, sales to our largest ODM customer accounted for approximately 21%, 32% and 29% of our total revenues, respectively. For the three months ended April 30, 2016, sales to our single largest ODM customer accounted for approximately 6% of our total revenues. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. Similarly, we anticipate that, as a result of higher than normal inventory levels at a major end customer in the wearable sports camera market, our revenues in fiscal year 2017 and, in particular, the first half of the fiscal year, will be significantly and adversely impacted. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

Our customers may cancel their orders, change production quantities or delay production. If we fail to accurately forecast demand for our solutions, revenue shortfalls or excess, obsolete or insufficient inventory could result.

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

Factors that may affect our operating results include:

•	fluctuations in demand, sales cycles, product mix, and prices for our products;
•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;
•	shifts in consumer preferences and any resultant change in demand for video and image capture devices into which our solutions are incorporated;
•	changes in the competitive dynamics of our markets, including new entrants or pricing pressures;
•	delays in our customers’ ability to manufacture and ship products that incorporate our solutions caused by internal and external factors beyond our control;
•	our ability to successfully define, design and release new solutions in a timely manner that meet our customers’ needs;
•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;
•	timely availability of adequate manufacturing capacity from our manufacturing subcontractors;
•	the timing of product announcements by our competitors or by us;
•	incurrence of research and development and related new products expenditures;
•	write-downs of inventory for excess quantities and technological obsolescence;
•	future accounting pronouncements and changes in accounting policies;
•	volatility in our share price, which may lead to higher stock-based compensation expense;
•	volatility in our effective tax rate;
•	general socioeconomic and political conditions in the countries where we operate or where our products are sold or used; and
•	costs associated with litigation, especially related to intellectual property.

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. For example, given the current global economic uncertainty and recent signs of slowing growth in Asia, and China in particular, the demand for our products may be more varied and our customers may be more conservative with the inventory levels they maintain. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, in the first quarter of fiscal year 2017, our revenue declined 19.5% compared to the same period of prior fiscal year, resulting in a substantial decline in profit and cash flows.

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

The global semiconductor market in general, and the video and image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, functionality, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as large OEMs grow their internal resources and potentially develop their own semiconductor solutions. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

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

From inception through April 30, 2016, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive substantially all of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

In the past several years, a significant amount of our revenue was generated from sales of our products to OEMs and ODMs of high definition, or HD, video cameras and broadcasting infrastructure equipment. Our future revenue growth, if any, will depend in part on our ability to expand within these markets with our video and image processing SoC solutions, particularly for the wearable sports cameras, automotive aftermarket camera and IP security camera markets, as well as emerging markets such as the home security and monitoring market, non-sports wearable camera market and the UAV market. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully, our revenue could decline.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 67%, 57% and 56% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. Approximately 74% of our revenue was derived from sales through Wintech for the three months ended April 30, 2016. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

Deterioration of the financial conditions of our customers could adversely affect our operating results.

Deterioration of the financial condition of our logistics providers or customers could adversely impact our collection of accounts receivable. We regularly review the collectibility and creditworthiness of our logistics providers and customers to determine an appropriate allowance for doubtful receivables. Based on our review of our logistics providers and customers, we currently have no reserve for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for doubtful receivables, our operating results would be negatively impacted.

If we do not sustain our growth rate, we may not be able to execute our business plan and our operating results could suffer.

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016, including growth rates of 45% and 39% in the last two fiscal years. We may not achieve similar growth rates in future periods. For example, in the first quarter of fiscal year 2017, our revenue declined 19.5% compared to the same period of prior fiscal year, and our operating margin also declined substantially. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $82.9 million, $58.0 million and $48.8 million in fiscal years 2016, 2015 and 2014, respectively. Our research and development expense was $24.5 million for the three months ended April 30, 2016. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions with increased functionality, such as analytics or computer vision capabilities. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 10 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our customers purchase components used in the manufacture of their cameras from various sources of supply, often involving several specialized components, including lenses and sensors. Any supply shortage or delay in delivery by third-party component suppliers, or a third-party supplier’s cessation or shut down of its business, may prevent or delay production of our customers’ products. In addition, replacement or substitute components may not be available on commercially reasonable terms, or at all. As a result of delays in delivery or supply shortages of third-party components, orders for our solutions may be delayed or canceled and our business may be harmed. For example, we expect that a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake will impact our customers’ ability to build cameras and, as a result, impact the timing and scope of demand for our SoCs over the next couple of quarters. Similarly, errors or defects within a camera system or in the manner in which the various components interact could prevent or delay production of our customers’ products, which could harm our business.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of April 30, 2016, we had 48 issued and allowed patents in the United States plus 33 additional continuation patents, five patents issued in Europe, three issued patents in China, five issued patents in Japan and 53 pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

The majority of our products are manufactured by or receive components from third-party contractors located in South Korea, Taiwan and Japan. The risk of an earthquake or tsunami in South Korea, Taiwan, Japan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. For example, in December 2006 a major earthquake occurred in Taiwan and in March 2011 a major earthquake and tsunami occurred in Japan. Although we are not aware of any significant damage suffered by our third-party contractors as a result of those natural disasters, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry vendor or assembly and test capacity. Most recently, we expect that a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake will impact our customers’ ability to build cameras and, as a result, impact the timing and scope of demand for our SoCs over the next couple of quarters. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, or at all.

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

We are subject to disclosure and compliance requirements associated with being a public company going forward, including but not limited to compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our recent growth rate could present challenges to maintain the internal control and disclosure control standards applicable to public companies. In the future if our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our ordinary shares. We cannot assure you that in the future we will be able to continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

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

If we fail to maintain our financial reporting systems, infrastructure and internal control over financial reporting to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately and prevent fraud. We expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 91%, 91% and 88% of our total revenue in fiscal years 2016, 2015 and 2014, respectively. Sales to customers in Asia accounted for approximately 87% of our total revenue for the three months ended April 30, 2016. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

In the future, we may acquire other businesses, products or technologies. Other than our acquisition of VisLab S.r.l., or VisLab, in June 2015, we have not made any acquisitions to date and do not have any agreements or commitments for any specific acquisition at this time. Our ability to make and successfully integrate acquisitions is unproven. Our acquisition of VisLab and any future acquisitions may not strengthen our competitive position and may be viewed negatively by our customers, financial markets or investors, and we may not achieve our goals in a timely manner, or at all. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, operating results, financial condition and cash flows. Acquisitions may also reduce our cash available for operations and other uses, and could also result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business.

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

As of April 30, 2016, we had approximately $60.5 million in securities investments. The investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities, agency bonds and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

We filed registration statements on Form S-8 under the Securities Act to register shares for issuance under our 2004 Stock Plan, 2012 Equity Incentive Plan and the Amended and Restated 2012 Employee Stock Purchase Plan. Our 2012 Equity Incentive Plan and the Amended and Restated 2012 Employee Stock Purchase Plan provide for automatic increases in the shares reserved for issuance under these plans which could result in additional dilution to our shareholders. These shares can be freely sold in the public market upon issuance and vesting, subject to restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

Date: June 8, 2016

AMBARELLA, INC.

	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 8, 2016	By:	/s/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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