Form 10-Q
period 2016-07-31
AMBARELLA INC
filed 2016-09-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of September 1, 2016 was 32,699,784 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31,	January 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$276,507	$268,056
Marketable securities	50,520	39,837
Accounts receivable, net	33,588	39,408
Inventories	20,898	18,167
Restricted cash	8	7
Prepaid expenses and other current assets	4,180	4,170
Total current assets	385,701	369,645
Property and equipment, net	3,642	3,448
Deferred tax assets, non-current	5,743	4,626
Intangible assets, net	4,173	4,178
Goodwill	26,601	26,601
Other non-current assets	1,998	2,117
Total assets	$427,858	$410,615
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	19,723	14,175
Accrued liabilities	23,123	23,778
Income taxes payable	—	787
Deferred revenue	5,464	10,077
Total current liabilities	48,310	48,817
Other long-term liabilities	2,793	12,342
Total liabilities	51,103	61,159
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2016 and January 31, 2016, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at July 31, 2016 and January 31, 2016, respectively; 32,677,136 shares issued and outstanding at July 31, 2016; 32,333,359 shares issued and outstanding at January 31, 2016	15	15
Additional paid-in capital	181,690	176,306
Accumulated other comprehensive income (loss)	33	(7)
Retained earnings	195,017	173,142
Total shareholders’ equity	376,755	349,456
Total liabilities and shareholders' equity	$427,858	$410,615

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenue	$65,142	$84,193	$122,299	$155,206
Cost of revenue	21,672	29,345	42,122	54,440
Gross profit	43,470	54,848	80,177	100,766
Operating expenses:
Research and development	23,643	20,840	48,109	37,423
Selling, general and administrative	10,565	9,087	21,458	18,097
Total operating expenses	34,208	29,927	69,567	55,520
Income from operations	9,262	24,921	10,610	45,246
Other income	171	127	198	154
Income before income taxes	9,433	25,048	10,808	45,400
Provision for income taxes	801	1,951	393	3,449
Net income	$8,632	$23,097	$10,415	$41,951
Net income per share attributable to ordinary shareholders:
Basic	$0.27	$0.73	$0.32	$1.34
Diluted	$0.25	$0.68	$0.31	$1.25
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	32,557,398	31,515,446	32,492,723	31,307,236
Diluted	34,175,466	33,904,222	34,063,103	33,688,239

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net income	$8,632	$23,097	$10,415	$41,951
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	13	(7)	40	(23)
Other comprehensive income (loss), net of tax	13	(7)	40	(23)
Comprehensive income	$8,645	$23,090	$10,455	$41,928

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net income	$10,415	$41,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	842	755
Amortization/accretion of marketable securities	125	283
Loss on disposal of long-lived assets	10	8
Stock-based compensation	22,767	11,603
Excess income tax benefits associated with stock-based compensation	—	(263)
Other non-cash items, net	57	72
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	5,820	(1,467)
Inventories	(2,731)	(5,979)
Prepaid expenses and other current assets	2	1,369
Deferred tax assets	1,054	(223)
Other assets	119	(26)
Accounts payable	5,548	(741)
Accrued liabilities	(543)	5,466
Income taxes payable	(787)	2,395
Deferred tax liabilities	(58)	(20)
Deferred revenue	(4,613)	2,034
Other long-term liabilities	26	23
Net cash provided by operating activities	38,053	57,240
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(29,905)
Purchase of investments	(50,214)	(28,661)
Sales of investments	19,827	9,908
Maturities of investments	19,560	15,900
Purchase of property and equipment	(997)	(615)
Net cash used in investing activities	(11,824)	(33,373)
Cash flows from financing activities:
Stock repurchase	(20,183)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,405	5,156
Excess income tax benefits associated with stock-based compensation	—	263
Net cash provided by (used in) financing activities	(17,778)	5,419
Net increase in cash and cash equivalents	8,451	29,286
Cash and cash equivalents at beginning of period	268,056	170,291
Cash and cash equivalents at end of period	$276,507	$199,577
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$637	$551
Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$86	$29

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

For securities in an unrealized loss position which is deemed to be other-than-temporary, the difference between the security’s then-current amortized cost basis and fair value is separated into (i) the amount of the impairment related to the credit loss (i.e., the credit loss component) and (ii) the amount of the impairment related to all other factors (i.e., the non-credit loss component). The credit loss component is recognized in earnings. The non-credit loss component is recognized in accumulated other comprehensive income (loss). Due to the relative short term nature of the investments, there have been no other-than-temporary impairments recorded to date.

Inventories

The Company records inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not reversed until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and six months ended July 31, 2016 and 2015, respectively.

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

The Company also enters into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. The Company does not sell separately any of these components and does not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. The revenue from engineering service agreements was not material for the three and six months ended July 31, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (the “IFRS”). Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The original effective date of the ASU would have required the public companies to adopt the standard for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB voted to amend the ASU by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The deferral results in this new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (“ASU 2016-08”), which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. Accordingly, the Company must adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09 in its first quarter of fiscal year 2019. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify and improve the accounting for employee share-based awards. The new standard amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax benefit or expense in the income statement in the reporting period in which they occur. In addition, the tax-related cash flows resulting from share-based payments will be classified as cash flows from operating activities and cash payments made to the taxing authorities on the employees’ behalf for withheld shares will be classified as financing activities on the statement of cash flows. The new guidance also provides an accounting policy election to account for forfeitures as they occur. The new guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company elected to early adopt this new guidance in the first quarter of its fiscal year 2017. As a result of this adoption, the Company recorded an increase to retained earnings of $11.7 million to recognize U.S. net operating loss carryforwards attributable to tax benefits from excess stock-based compensation that had not been previously recognized and recorded a decrease to retained earnings of $0.2 million resulting from the election of accounting policy to account for forfeitures as they occur as of February 1, 2016. The Company also elected to apply the presentation for cash flows related to excess tax benefits prospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares has no impact on the Company’s condensed consolidated statements of cash flows. On February 1, 2016, the cumulative effect adjustment of these changes recognized in the beginning of retained earnings was approximately $11.5 million.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimated of current expected credit losses (ECL). Under the new model, available-for-sale (AFS) debt securities are required to estimate ECL only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The new model also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the ECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. The ASU will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company does not believe the adoption of this new guidance will have material impact on its consolidated financial statements.

2. Financial Instruments and Fair Value

The Company invested a portion of its cash in debt securities that are denominated in U.S. dollars. The investment portfolio consists of money market funds, demand deposit, asset-backed securities, commercial paper, U.S. government securities, agency bonds and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets as follows:

	As of July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$103	$—	$—	$103
Demand deposit	10,000	—	—	10,000
Commercial paper	7,479	—	—	7,479
Corporate bonds	19,342	17	(2)	19,357
Asset-backed securities	8,446	6	—	8,452
U.S. government securities	13,197	11	—	13,208
Agency bonds	2,023	1	—	2,024
Total cash equivalents and marketable securities	$60,590	$35	$(2)	$60,623

	As of January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$530	$—	$—	$530
Commercial paper	2,598	—	—	2,598
Corporate bonds	21,342	7	(9)	21,340
Asset-backed securities	4,586	—	(1)	4,585
U.S. government securities	9,274	4	(6)	9,272
Agency bonds	2,044	—	(2)	2,042
Total cash equivalents and marketable securities	$40,374	$11	$(18)	$40,367

	As of
	July 31, 2016	January 31, 2016
	(in thousands)
Included in cash equivalents	$10,103	$530
Included in marketable securities	50,520	39,837
Total cash equivalents and marketable securities	$60,623	$40,367

The contractual maturities of the investments at July 31, 2016 and January 31, 2016 were as follows:

	As of
	July 31, 2016	January 31, 2016
	(in thousands)
Due within one year	$52,856	$33,449
Due within one to two years	7,767	6,918
Total cash equivalents and marketable securities	$60,623	$40,367

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it would be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of July 31, 2016 and January 31, 2016, respectively.

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

The Company measures the fair value of money market funds and demand deposit using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar assets in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data and are classified within Level 2.

The following table presents the fair value of the financial instruments measured on a recurring basis as of July 31, 2016 and January 31, 2016:

	As of July 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$103	$103	$—	$—
Demand deposit	10,000	10,000	—
Commercial paper	7,479	—	7,479	—
Corporate bonds	19,357	—	19,357	—
Asset-backed securities	8,452	—	8,452	—
U.S. government securities	13,208	—	13,208	—
Agency bonds	2,024	—	2,024	—
Total cash equivalents and marketable securities	$60,623	$10,103	$50,520	$—

	As of January 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$530	$530	$—	$—
Commercial paper	2,598	—	2,598	—
Corporate bonds	21,340	—	21,340	—
Asset-backed securities	4,585	—	4,585	—
U.S. government securities	9,272	—	9,272	—
Agency bonds	2,042	—	2,042	—
Total cash equivalents and marketable securities	$40,367	$530	$39,837	$—

3. Inventories

Inventory at July 31, 2016 and January 31, 2016 consisted of the following:

	As of
	July 31, 2016	January 31, 2016
	(in thousands)
Work-in-progress	$11,944	$9,474
Finished goods	8,954	8,693
Total	$20,898	$18,167

4. Property and Equipment, Net

Depreciation expense was approximately $0.3 million and $0.4 million for the three months ended July 31, 2016 and 2015, respectively. Depreciation expense was approximately $0.8 million for the six months ended July 31, 2016 and 2015, respectively. Property and equipment at July 31, 2016 and January 31, 2016 consisted of the following:

	As of
	July 31, 2016	January 31, 2016
	(in thousands)
Computer equipment and software	$6,700	$6,421
Machinery and equipment	3,004	2,706
Furniture and fixtures	794	492
Leasehold improvements	1,550	1,429
Construction in progress	195	253
	12,243	11,301
Less: accumulated depreciation and amortization	(8,601)	(7,853)
Total property and equipment, net	$3,642	$3,448

5. Goodwill and Intangible Assets

On June 25, 2015, the Company completed the acquisition of VisLab S.r.l., a privately held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. The intangible assets primarily consist of IPR&D. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of July 31, 2016, there was no IPR&D amortized. There were no goodwill or intangible asset impairments for the three and six months ended July 31, 2016 and 2015, respectively.

Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.

6. Accrued Liabilities

Accrued liabilities at July 31, 2016 and January 31, 2016 consisted of the following:

	As of
	July 31, 2016	January 31, 2016
	(in thousands)
Accrued employee compensation	$11,806	$14,512
Accrued warranty	200	234
Accrued rebates	1,191	824
Accrued product development costs	7,544	6,339
Other accrued liabilities	2,382	1,869
Total accrued liabilities	$23,123	$23,778

7. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at July 31, 2016 and January 31, 2016 consisted of the following:

	As of
	July 31, 2016	January 31, 2016
	(in thousands)
Deferred revenue on product shipments	$6,048	$12,201
Deferred revenue from licenses & services	1,957	1,653
Deferred cost of revenue on product shipments	(2,541)	(3,777)
Total deferred revenue, net	$5,464	$10,077

8. Other Long-Term Liabilities

Other long-term liabilities at July 31, 2016 and January 31, 2016 consisted of the following:

	As of
	July 31, 2016	January 31, 2016
	(in thousands)
Unrecognized tax benefits, including interest	$1,427	$10,917
Deferred tax liabilities, non-current	1,364	1,423
Other long-term liabilities	2	2
Total other long-term liabilities	$2,793	$12,342

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

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of July 31, 2016 and January 31, 2016, respectively.

Ordinary shares

As of July 31, 2016 and January 31, 2016, a total of 200,000,000 ordinary shares were authorized.

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

As of July 31, 2016 and January 31, 2016, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	July 31, 2016	January 31, 2016
Shares reserved for options, restricted stock and restricted stock units	5,791,467	5,027,475
Shares reserved for employee stock purchase plan	1,320,582	974,273

Shares repurchased

On May 31, 2016, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s ordinary shares over a six-month period. Repurchases may be made from time-to-time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program will be funded using the Company’s working capital and any repurchased shares will be recorded as authorized but unissued shares and available for general corporate purposes. As of July 31, 2016, a total of 405,089 shares were repurchased for approximately $20.2 million in cash and recorded as a reduction to equity.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation:
Cost of revenue	$246	$127	$491	$251
Research and development	6,873	3,671	13,592	6,765
Selling, general and administrative	4,347	2,323	8,684	4,587
Total stock-based compensation	$11,466	$6,121	$22,767	$11,603

As of July 31, 2016, total unrecognized compensation cost related to unvested stock options was $10.0 million and is expected to be recognized over a weighted-average period of 2.16 years. Total unrecognized compensation cost related to unvested restricted stock units was $81.2 million and is expected to be recognized over a weighted-average period of 2.82 years. Total unrecognized compensation cost related to unvested restricted stock awards was $9.5 million and is expected to be recognized over a weighted-average period of 2.06 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Stock Options:
Volatility	38%	57%	38%	59%
Risk-free interest rate	1.39%	1.85%	1.55%	1.76%
Expected term (years)	6.08	6.08	5.96	6.08
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	—	—	67%	63%
Risk-free interest rate	—	—	0.52%	0.15%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

The following table summarizes stock option activities for the six months ended July 31, 2016:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2016	1,853,390	$19.36
Granted	78,700	41.93	$16.38
Exercised	(65,836)	10.96		$2,176
Forfeited	(8,625)	52.43
Expired	(7,721)	14.12
Outstanding at July 31, 2016	1,849,908	20.48			5.59	$71,725
Exercisable at July 31, 2016	1,430,350	$13.00			4.75	$65,004

The intrinsic value of options outstanding, exercisable, vested and expected-to-vest options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $57.98 on July 31, 2016, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2016	2,495,488	$47.04
Granted	25,504	43.64
Vested	(464,699)	35.56
Forfeited	(11,703)	46.10
Unvested at July 31, 2016	2,044,590	$48.03

As of July 31, 2016, the aggregate intrinsic value of unvested restricted stock was $118.5 million.

11. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Numerator:
Net income	$8,632	$23,097	$10,415	$41,951
Less: amount allocable to unvested early exercised options	—	—	—	—
Net income allocable to ordinary shareholders - basic	$8,632	$23,097	$10,415	$41,951
Undistributed earnings reallocated to ordinary shareholders	—	—	—	—
Net income allocable to ordinary shareholders - diluted	$8,632	$23,097	$10,415	$41,951
Denominator:
Weighted-average ordinary shares outstanding	32,557,398	31,515,446	32,492,723	31,307,292
Less: weighted-average unvested early exercised options subject to repurchase	—	—	—	(56)
Weighted-average ordinary shares - basic	32,557,398	31,515,446	32,492,723	31,307,236
Effect of potentially dilutive securities:
Employee stock options	1,074,331	1,351,924	1,062,310	1,374,810
Restricted stock and restricted stock units	530,279	1,028,899	498,128	995,092
Employee stock purchase plan	13,458	7,953	9,942	11,101
Weighted-average ordinary shares - diluted	34,175,466	33,904,222	34,063,103	33,688,239
Net income per ordinary share:
Basic	$0.27	$0.73	$0.32	$1.34
Diluted	$0.25	$0.68	$0.31	$1.25

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Options to purchase ordinary shares	471,534	13,081	476,116	42,257
Restricted stock and restricted stock units	893,341	93,002	1,047,630	46,501
Employee stock purchase plan	—	—	17,191	6,714
Early exercised options subject to repurchase	—	—	—	56
	1,364,875	106,083	1,540,937	95,528

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Income before income taxes	$9,433	$25,048	$10,808	$45,400
Provision for income taxes	801	1,951	393	3,449
Effective tax rate	8.5%	7.8%	3.6%	7.6%

The increase in the effective tax rate for the three months ended July 31, 2016 compared to the same period of last fiscal year was primarily due to an increase in non-deductible stock-based compensation and the change in the mix of earnings in various geographic jurisdictions between the two periods. The decrease in the effective tax rate for the six months ended July 31, 2016 was primarily due to an approximately $34.6 million decrease in income before income tax as compared to the same period of last fiscal year, and a $1.1 million increase in discrete tax benefits recorded for the six months ended July 31, 2016. The increase in discrete tax benefits recorded was largely related to a change in the U.S. federal tax rate at which the Company’s deferred taxes are expected to reverse and tax benefits from excess stock-based compensation deductions following the Company’s early adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal year 2017.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2013 to 2016 remain open to examination by U.S. federal tax authorities. The tax years 2004 to 2016 remain open to examination by U.S. state tax authorities. The tax years 2010 to 2016 remain open to examination by material foreign tax authorities.

The Company is subject to ongoing examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2016, the gross amount of unrecognized tax benefits was approximately $33.6 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating lease agreements. Net operating lease expenses for the three months ended July 31, 2016 and 2015 were approximately $1.9 million and $1.7 million, respectively. Net operating lease expenses for the six months ended July 31, 2016 and 2015 were approximately $3.6 million, respectively. Future annual minimum payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
July 31, 2016
Fiscal Year	(in thousands)
2017	$3,533
2018	2,662
2019	1,955
2020	1,531
2021	515
Total future annual minimum lease payments	$10,196

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party manufacturers. As of July 31, 2016 and January 31, 2016, total manufacturing purchase commitments were approximately $31.0 million and $19.7 million, respectively, as a result of seasonal fluctuations.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of July 31, 2016 and January 31, 2016, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Hong Kong	$56,485	$78,628	$104,890	$144,318
Europe	3,282	1,513	8,634	3,703
United States	2,327	1,360	4,174	2,566
Asia Pacific	1,953	832	3,236	1,316
North America other than United States	1,095	1,860	1,365	3,303
Total revenue	$65,142	$84,193	$122,299	$155,206

As of July 31, 2016, substantially all of the Company’s property and equipment, net were located in the United States and Asia Pacific region with approximate net amount of $1.6 million and $1.5 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistics provider, and Chicony, a direct ODM customer, which combined accounted for approximately 84% and 91% of total revenue for the three months ended July 31, 2016 and 2015, respectively. The only customer representing 10% or more of revenue and accounts receivable for the six months ended July 31, 2016 was Wintech, which accounted for approximately 73% of total revenue. The customers representing 10% or more of revenue and accounts receivable for the six months ended July 31, 2015 were Wintech and Chicony, which combined accounted for approximately 91% of total revenue. Accounts receivable with these two customers combined accounted for approximately $28.2 million and $32.5 million as of July 31, 2016 and January 31, 2016, respectively.

15. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company leases software licenses with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. As of July 31, 2016, the Company committed to pay an aggregate amount of $1.6 million for these licenses through January 2017. The Company paid $0.7 million and $0.6 million under these agreements for the three months ended July 31, 2016 and 2015, respectively. The Company paid $1.3 million and $1.4 million under these agreements for the six months ended July 31, 2016 and 2015, respectively. License expenses related to these agreements included in research and development expense were approximately $0.7 million for the three months ended July 31, 2016 and 2015, respectively. License expenses related to these agreements included in research and development expense were approximately $1.4 million for the six months ended July 31, 2016 and 2015, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but has sold such stock and is no longer a significant shareholder of the Company as of July 31, 2016 and January 31, 2016, respectively. The Company recognized revenue from sales to Wintech of approximately $46.8 million and $59.8 million for the three months ended July 31, 2016 and 2015, respectively. The Company recognized revenue from sales to Wintech of approximately $88.9 million and $105.1 million for the six months ended July 31, 2016 and 2015, respectively. As of July 31, 2016 and January 31, 2016, the Company had receivables from Wintech of approximately $20.4 million and $20.6 million, respectively.

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

Financial Highlights and Trends

•

We recorded revenue of $65.1 million and $122.3 million for the three and six months ended July 31, 2016, respectively. This represented decreases of 22.6% and 21.2% for the three and six months ended July 31, 2016, respectively, as compared to the same periods in fiscal year 2016. The decreases were primarily due to significant revenue decline in the wearable sports camera market from a major customer. The decreased revenue from the wearable sports camera market was partially offset by strong growth in the UAV and home security and monitoring markets. In the professional IP security market, we experienced a decline in revenues in the first half of fiscal year 2017, predominantly from customers located in the China region, due to continuing macroeconomic weakness. In the automotive aftermarket, which is dominated by demand from Asia, revenue was down moderately in the first half of fiscal year 2017 primarily due to slowing revenues in China. For the three and six months ended July 31, 2016, the infrastructure market was flat sequentially due to continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 video compression technology.

•

We experienced a moderate adverse impact to our business for the three months ended July 31, 2016 due to the disruption in supply of image sensors from Sony Corporation to our customers resulting from the damage to its production facility caused by the April 2016 earthquake in Kumamoto, Japan. This disruption in image sensor supply impacts our customers’ ability to build or launch camera devices and, as a result, impacts the timing and scope of demand for our SoCs. We expect the adverse impact will continue into the fiscal quarter ended October 31, 2016 at similar levels to the quarter ended July 31, 2016.

•

We recorded operating income of $9.3 million and $10.6 million for the three and six months ended July 31, 2016, respectively, as compared to $24.9 million and $45.2 million for the three and six months ended July 31, 2015, respectively. The decrease in the first half of fiscal year 2017 was primarily due to decreased revenue, as well as increased research and development costs as a result of timing and number of chips in development.

•

We generated cash flows from operating activities of $38.1 million for the six months ended July 31, 2016, as compared to $57.2 million for the six months ended July 31, 2015. The decreased cash flows from operating activities were primarily due to decreased net income as a result of decreased revenue, adjusted for increased non-cash stock-based compensation. The decrease also was attributable to decreased income tax payable as a result of decreased income before income taxes and decreased deferred revenue associated with the timing of inventory shipments by our logistics providers. The decrease was partially offset by increased cash receipt associated with the timing of payments from customers and decreased inventory purchases associated with a decrease in revenue.

•

On May 31, 2016, our Board of Directors authorized the repurchase of up to $75.0 million of our ordinary shares over a six-month period. Repurchases may be made from time-to-time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares and available for general corporate purposes. As of July 31, 2016, we had repurchased a total of 405,089 shares for approximately $20.2 million in cash.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(dollars in thousands)
Revenue	$65,142	$84,193	$122,299	$155,206
Cost of revenue	21,672	29,345	42,122	54,440
Gross profit	43,470	54,848	80,177	100,766
Operating expenses:
Research and development	23,643	20,840	48,109	37,423
Selling, general and administrative	10,565	9,087	21,458	18,097
Total operating expenses	34,208	29,927	69,567	55,520
Income from operations	9,262	24,921	10,610	45,246
Other income	171	127	198	154
Income before income taxes	9,433	25,048	10,808	45,400
Provision for income taxes	801	1,951	393	3,449
Net income	$8,632	$23,097	$10,415	$41,951

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Cost of revenue	33	35	34	35
Gross profit	67	65	66	65
Operating expenses:
Research and development	36	25	39	24
Selling, general and administrative	16	11	18	12
Total operating expenses	52	36	57	36
Income from operations	15	29	9	29
Other income	—	—	—	—
Income before income taxes	15	29	9	29
Provision for income taxes	1	2	—	2
Net income	14%	27%	9%	27%

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

Provision (Benefit) for Income Taxes

We are incorporated in the Cayman Islands and conduct business in several countries such as the United States, China, Taiwan, Hong Kong, Italy, South Korea and Japan, and we are subject to taxation in those jurisdictions. As such, our worldwide operating income is subject to varying tax rates and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. It is also subject to fluctuation from changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the R&D tax credit; transfer pricing adjustments and the tax effects of nondeductible compensation. We have historically had lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical provision for income taxes and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of uncertain tax position reserves and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

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

Comparison of the Three and Six Months Ended July 31, 2016 and 2015

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Revenue	$65,142	$84,193	$(19,051)	(22.6)%	$122,299	$155,206	$(32,907)	(21.2)%

The decreased revenue for the three and six months ended July 31, 2016 was primarily due to significant revenue decline in the wearable sports camera market from a major customer. The decreased revenue from the wearable sports camera market was partially offset by strong growth in the UAV and home security and monitoring markets. In the professional IP security market, we experienced a decline in revenues in the first half of fiscal year 2017, predominantly from customers located in the China region, due to continuing macroeconomic weakness. In the automotive aftermarket, which is dominated by demand from Asia, revenue was down moderately in the first half of fiscal year 2017 primarily due to slowing revenues in China. For the three and six months ended July 31, 2016, the infrastructure market was flat sequentially due to the continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 video compression technology.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue	$21,672	$29,345	$(7,673)	(26.1)%	$42,122	$54,440	$(12,318)	(22.6)%
Gross profit	43,470	54,848	(11,378)	(20.7)%	80,177	100,766	(20,589)	(20.4)%
Gross margin	66.7%	65.1%	—	1.6%	65.6%	64.9%	—	0.7%

Cost of revenue decreased for the three and six months ended July 31, 2016 primarily due to decreased revenue. The decrease was also attributable to cost reductions received from suppliers for certain SoCs that reached purchase volume milestones.

Gross margin increased for the three and six months ended July 31, 2016 compared to the same periods in the prior fiscal year primarily due to a favorable product mix in the period, as well as a one-time benefit to cost of revenue of approximately $955,000 received from the recovery and sale of inventory previously written down as a result of yield loss in the manufacturing process. This benefit contributed approximately 1.4% and 0.8% of gross margin for the three and six months ended July 31, 2016, respectively.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$23,643	$20,840	$2,803	13.5%	$48,109	$37,423	$10,686	28.6%

Research and development expense increased for the three and six months ended July 31, 2016 compared to the same periods in the prior fiscal year primarily due to increases in engineering headcount and SoC development costs. Our research and development engineering headcount increased to 473 at July 31, 2016 compared to 443 at July 31, 2015, which included 29 employees added as a result of the acquisition of VisLab, S.r.l., or VisLab, in the second quarter of fiscal year 2016. The increased engineering headcount resulted in increases in salary related expenses and facility allocation cost of approximately $0.6 million and $2.9 million for the three and six months ended July 31, 2016, respectively. The increased salary related expenses were partially offset by approximately $0.8 million of one-time sign-on bonus and non-compete bonus for certain VisLab shareholders that were recorded in the second quarter of fiscal year 2016 that did not recur in fiscal year 2017. The increased research and development expense was also attributable to additional stock-based compensation of approximately $3.2 million and $6.8 million for the three and six months ended July 31, 2016, respectively, as a result of the issuance of options and restricted stock units for newly hired employees, and the increase in the fair market value of our ordinary shares issued as part of our annual evergreen stock program for existing employees. SoC development related costs decreased by approximately $0.2 million for the three months ended July 31, 2016 but increased by approximately $1.5 million for the six months ended July 31, 2016 due to the timing and number of chips in development.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Selling, general and administrative	$10,565	$9,087	$1,478	16.3%	$21,458	$18,097	$3,361	18.6%

Selling, general and administrative expense increased for the three and six months ended July 31, 2016 compared to the same periods in the prior fiscal year primarily due to increased stock-based compensation. Stock-based compensation increased by approximately $2.0 million and $4.1 million for the three and six months ended July 31, 2016, respectively, as a result of the increase in the fair market value of our ordinary shares issued as part of our annual evergreen stock program for existing employees. The increase was partially offset by decreases of approximately $0.5 million and $0.7 million from outside professional services for the three and six months ended July 31, 2016, respectively. The decreased outside professional service expense was primarily due to one-time legal expenses incurred to support the VisLab acquisition in the second quarter of fiscal year 2016 that did not recur in fiscal year 2017.

Other Income

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Other income	$171	$127	$44	34.6%	$198	$154	$44	28.6%

Other income consisted primarily of interest income from debt security investments and net of gains and losses from foreign currency transactions and remeasurements.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Provision for income taxes	$801	$1,951	$(1,150)	(58.9)%	$393	$3,449	$(3,056)	(88.6)%
Effective tax rate	8.5%	7.8%	—	0.7%	3.6%	7.6%	—	(4.0%)

The quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The increase in the effective tax rate for the three months ended July 31, 2016 compared to the same period in the prior fiscal year was primarily due to non-deductible stock-based compensation and the change in the mix of earnings in various geographic jurisdictions between the two periods. The decrease in the effective tax rate for the six months ended July 31, 2016 was primarily due to an approximately $34.6 million decrease in pre-tax income for the six months ended July 31, 2016 as compared to the same period in the prior fiscal year, and a $1.1 million increase in discrete tax benefits recorded for the six months ended July 31, 2016. The increase in discrete tax benefits recorded in the six months ended July 31, 2016 was largely related to a change in the U.S. federal tax rate at which our deferred taxes are expected to reverse and tax benefits from excess stock-based compensation deductions following our early adoption of Accounting Standards Update, or ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal year 2017.

Liquidity and Capital Resources

As of July 31, 2016 and January 31, 2016, we had cash, cash equivalents and marketable securities of approximately $327.0 million and $307.9 million, respectively.  We invested in highly liquid, short-term marketable securities and hold these investments as available-for-sale securities. As of July 31, 2016, these securities had a fair value of approximately $60.6 million with insignificant unrealized gains caused by fluctuations in market value and interest rates.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$38,053	$57,240
Net cash used in investing activities	(11,824)	(33,373)
Net cash provided by (used in) financing activities	(17,778)	5,419
Net increase in cash and cash equivalents	$8,451	$29,286

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the six months ended July 31, 2016 primarily due to decreased net income of $31.5 million as a result of decreased revenue, adjusted for increased non-cash stock-based compensation of $11.2 million. The decrease also was attributable to decreased income tax payable of $3.2 million as a result of decreased income before income taxes and decreased deferred revenue of $6.2 million associated with the timing of inventory shipments by our logistics providers. The decrease was partially offset by increased cash receipt of $7.3 million associated with the timing of payments from customers and decreased inventory purchases of $3.2 million associated with a decrease in revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased for the six months ended July 31, 2016 primarily due to $30.0 million cash payment for the VisLab acquisition in the second quarter of fiscal year 2016 that did not recur in fiscal year 2017. The decrease was partially offset by an additional $20.0 million investment in short term debt securities, offset by the receipt of approximately $12.0 million in cash from the partial sale and maturity of debt securities compared to the same period of last fiscal year.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities decreased for the six months ended July 31, 2016 compared to the same period in the prior fiscal year primarily due to the payment of $20.2 million in cash for the repurchase of our ordinary shares under our stock repurchase program in the second quarter of fiscal year 2017. The decrease was also attributable to approximately $2.8 million less in cash proceeds from option exercises for the six months ended July 31, 2016 compared to the same period of last fiscal year.

Stock Repurchase Program

On May 31, 2016, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $75.0 million in the aggregate of our ordinary shares over a six-month period.  The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares and available for general corporate purposes. As of July 31, 2016, we had repurchased a total of 405,089 shares for approximately $20.2 million in cash.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2016 and for the six months ended July 31, 2016. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. We expect our accounts receivable and inventory balances to increase, and could be partially offset by increases in accounts payable, which will result in a greater need for working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of July 31, 2016:

	Payment Due by Period as of July 31, 2016
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities under operating leases	$7,094	$1,125	$3,923	$2,046	$—	$—
Technology license or other obligations under operating leases	3,102	2,408	694	—	—	—
Purchase obligations	31,025	31,025	—	—	—	—
Uncertain tax liabilities	1,427	—	—	—	—	1,427
Total	$42,648	$34,558	$4,617	$2,046	$—	$1,427

As of July 31, 2016, we had purchase obligations with our independent contract manufacturers of $31.0 million.

Uncertain tax liabilities represent our potential liabilities related to these uncertain tax positions as of July 31, 2016. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of July 31, 2016, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2016 and January 31, 2016, we had cash, cash equivalents, marketable securities and restricted cash totaling $327.0 million and $307.9 million, respectively. Our cash and restricted cash consist of deposits in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that OEM. For example, improved smartphone video capture capabilities, and rapid adoption of smartphones by consumers, led to the decline of an entire category of pocket video cameras aimed at the casual video capture market. In fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero percent of our total revenue by fiscal year 2013. Similarly, higher than normal customer inventory levels in the wearable sports camera market significantly impacted our revenue in the fiscal quarter ended January 31, 2016 and  in the first half of fiscal year 2017. If products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2016, sales directly and through our logistics providers to our five largest ODM and OEM customers collectively accounted for approximately 56% of our total revenue, and sales to our ten largest ODM and OEM customers collectively accounted for approximately 69% of our total revenue. For the three months ended July 31, 2016, sales directly and through our logistics providers to our five and ten largest ODM and OEM customers collectively accounted for approximately 52% and 66% of our total revenue, respectively. For the six months ended July 31, 2016, sales directly and through our logistics providers to our five and ten largest ODM and OEM customers collectively accounted for approximately 51% and 64% of our total revenue, respectively. In fiscal year 2016, sales to our largest ODM customer accounted for approximately 21% of our total revenue. For the three and six months ended July 31, 2016, sales to our single largest ODM customer accounted for approximately 12% and 9% of our total revenue, respectively. This ODM customer builds products for several OEM customers as well as for its own brand. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012. Similarly, as a result of higher than normal inventory levels at a major end customer in the wearable sports camera market, our revenues in the fourth quarter of fiscal year 2016 and the first half of fiscal year 2017 were significantly and adversely impacted. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products. For example, as a result of higher than normal customer inventory levels at a major end customer in the wearable sports camera market, demand for our solutions in this market in the first half of fiscal year 2017 were significantly and adversely impacted. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. For example, given the current global economic uncertainty and recent signs of slowing growth in Asia, and China in particular, the demand for our products may be more varied and our customers may be more conservative with the inventory levels they maintain. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, in the first half of fiscal year 2017, our revenue declined 21% compared to the same period of prior fiscal year, resulting in a substantial decline in profit and cash flows from operating activities.

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

From inception through July 31, 2016, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive substantially all of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 67% of our revenue was derived from sales through Wintech for the fiscal year ended January 31, 2016. Approximately 72% and 73% of our revenue was derived from sales through Wintech for the three and six months ended July 31, 2016. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016, including growth rates of 45% and 39% in the last two fiscal years. We may not achieve similar growth rates in future periods. For example, in the first half of fiscal year 2017, our revenue declined 21% compared to the same period of prior fiscal year, and our operating margin also declined substantially. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $82.9 million in fiscal year 2016. Our research and development expense was $23.6 million and $48.1 million for the three and six months ended July 31, 2016, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions with increased functionality, such as analytics or computer vision capabilities. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 10 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our customers purchase components used in the manufacture of their cameras from various sources of supply, often involving several specialized components, including lenses and sensors. Any supply shortage or delay in delivery by third-party component suppliers, or a third-party supplier’s cessation or shut down of its business, may prevent or delay production of our customers’ products. In addition, replacement or substitute components may not be available on commercially reasonable terms, or at all. As a result of delays in delivery or supply shortages of third-party components, orders for our solutions may be delayed or canceled and our business may be harmed. For example, a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in the quarter ended July 31, 2016 and will likely continue to have a negative impact in the quarter ending October 31, 2016. Similarly, errors or defects within a camera system or in the manner in which the various components interact could prevent or delay production of our customers’ products, which could harm our business.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of July 31, 2016, we had 50 issued and allowed patents in the United States plus 35 additional continuation patents, five patents issued in Europe, three issued patents in China, five issued patents in Japan and 46 pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

The majority of our products are manufactured by or receive components from third-party contractors located in South Korea, Taiwan and Japan. The risk of an earthquake or tsunami in South Korea, Taiwan, Japan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. For example, in December 2006 a major earthquake occurred in Taiwan and in March 2011 a major earthquake and tsunami occurred in Japan. Although we are not aware of any significant damage suffered by our third-party contractors as a result of those natural disasters, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry vendor or assembly and test capacity. Most recently, a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in the quarter ended July 31, 2016 and will likely continue to have a negative impact in the quarter ending October 31, 2016. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, or at all.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 91% of our total revenue in fiscal year 2016. Sales to customers in Asia accounted for approximately 90% and 88% of our total revenue for the three and six months ended July 31, 2016, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally.

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

As of July 31, 2016, we had approximately $60.6 million in securities investments. The investments consisted primarily of money market funds, demand deposits, commercial paper, asset-backed securities, U.S. government securities, agency bonds and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

Date: September 8, 2016

AMBARELLA, INC.

	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 8, 2016	By:	/s/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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