Form 10-Q
period 2016-10-31
AMBARELLA INC
filed 2016-12-09
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of December 5, 2016 was 33,112,114 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31,	January 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$313,455	$268,056
Marketable securities	58,645	39,837
Accounts receivable, net	41,394	39,408
Inventories	23,340	18,167
Restricted cash	8	7
Prepaid expenses and other current assets	4,762	4,170
Total current assets	441,604	369,645
Property and equipment, net	4,291	3,448
Deferred tax assets, non-current	6,024	4,626
Intangible assets, net	4,162	4,178
Goodwill	26,601	26,601
Other non-current assets	2,162	2,117
Total assets	$484,844	$410,615
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	28,364	14,175
Accrued liabilities	23,332	23,778
Income taxes payable	1,359	787
Deferred revenue	6,885	10,077
Total current liabilities	59,940	48,817
Other long-term liabilities	2,291	12,342
Total liabilities	62,231	61,159
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2016 and January 31, 2016, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at October 31, 2016 and January 31, 2016, respectively; 33,105,541 shares issued and outstanding at October 31, 2016; 32,333,359 shares issued and outstanding at January 31, 2016	15	15
Additional paid-in capital	198,554	176,306
Accumulated other comprehensive loss	(18)	(7)
Retained earnings	224,062	173,142
Total shareholders’ equity	422,613	349,456
Total liabilities and shareholders' equity	$484,844	$410,615

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenue	$100,490	$93,200	$222,789	$248,406
Cost of revenue	34,167	31,938	76,289	86,378
Gross profit	66,323	61,262	146,500	162,028
Operating expenses:
Research and development	25,967	22,062	74,076	59,485
Selling, general and administrative	10,686	8,873	32,144	26,970
Total operating expenses	36,653	30,935	106,220	86,455
Income from operations	29,670	30,327	40,280	75,573
Other income	132	169	330	323
Income before income taxes	29,802	30,496	40,610	75,896
Provision for income taxes	757	1,035	1,150	4,484
Net income	$29,045	$29,461	$39,460	$71,412
Net income per share attributable to ordinary shareholders:
Basic	$0.89	$0.93	$1.21	$2.27
Diluted	$0.84	$0.87	$1.15	$2.12
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	32,670,784	31,815,588	32,552,077	31,476,668
Diluted	34,599,992	33,899,202	34,242,065	33,758,541

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net income	$29,045	$29,461	$39,460	$71,412
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(51)	9	(11)	(14)
Other comprehensive income (loss), net of tax	(51)	9	(11)	(14)
Comprehensive income	$28,994	$29,470	$39,449	$71,398

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net income	$39,460	$71,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,206	1,164
Amortization/accretion of marketable securities	172	415
Loss on disposal of long-lived assets	28	12
Stock-based compensation	35,474	19,548
Other non-cash items, net	29	127
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	(1,986)	(5,612)
Inventories	(5,173)	(994)
Prepaid expenses and other current assets	(581)	13
Deferred tax assets	604	(19)
Other assets	(45)	(18)
Accounts payable	14,189	1,566
Accrued liabilities	825	(12)
Income taxes payable	572	1,012
Deferred tax liabilities	(58)	(7)
Deferred revenue	(3,192)	1,806
Other long-term liabilities	(476)	2,832
Net cash provided by operating activities	81,048	93,245
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(29,905)
Purchase of investments	(72,950)	(45,957)
Sales of investments	28,368	17,732
Maturities of investments	25,560	25,118
Purchase of property and equipment	(2,070)	(1,289)
Net cash used in investing activities	(21,092)	(34,301)
Cash flows from financing activities:
Stock repurchase	(20,183)	—
Proceeds from exercise of stock options and employee stock purchase plan	5,626	7,230
Net cash provided by (used in) financing activities	(14,557)	7,230
Net increase in cash and cash equivalents	45,399	66,174
Cash and cash equivalents at beginning of period	268,056	170,291
Cash and cash equivalents at end of period	$313,455	$236,465
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$914	$831
Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$34	$109

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

A substantial portion of the Company’s revenue is derived from sales through its logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative and logistics provider in Asia other than Japan, and through one direct OEM customer, GoPro Inc., or GoPro. Termination of the relationships with these two customers could result in a temporary or permanent loss of revenue and termination of the relationship with Wintech could result in an obligation to repurchase unsold product. Furthermore, any credit issues from these two customers could impair their abilities to make timely payment to the Company. See Note 14 for additional information regarding concentration with these two customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash primarily in checking and money market accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on deposits of its cash. The cash equivalents and marketable securities consist primarily of demand deposits, asset-backed securities, commercial paper, U.S. government securities, agency bonds and debt securities of corporations which management assesses to be highly liquid, in order to limit the exposure of each investment. The Company does not hold or issue financial instruments for trading purposes.

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

Inventories

The Company records inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not reversed until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and nine months ended October 31, 2016 and 2015, respectively.

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

Revenue Recognition

The Company generates revenue from the sales of its SoCs to OEMs or ODMs, either directly or through logistics providers. Revenue from sales directly to OEMs and ODMs is recognized upon shipment provided that persuasive evidence of an arrangement exists, legal title to the products and risk of ownership have transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company provides its logistics providers with the rights to return excess levels of inventory and to future price adjustments. Given the inability to reasonably estimate these price changes and returns, revenue and costs related to shipments to logistics providers are deferred until the Company has received notification from its logistics providers that they have sold the Company’s products. Information reported by the Company’s logistics providers includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to a logistics provider, the Company records a trade receivable as there is a legally enforceable right to receive payment, reduces inventory for the value of goods shipped as legal title has passed to the logistics provider and defers the related margin as deferred revenue in the condensed consolidated balance sheets. Any price adjustments are recorded as a change to deferred revenue at the time the adjustments are agreed upon.

Arrangements with certain OEM customers provide for pricing that is dependent upon the end products into which the Company’s SoCs are used. These arrangements may also entitle the Company to a share of the product margin ultimately realized by the OEM. The minimum guaranteed amount of revenue related to the sale of products subject to these arrangements is recognized when all other elements of revenue recognition are met. Any amounts at the date of shipment invoiced in excess of the minimum guaranteed contract price are deferred until the additional amounts the Company is entitled to are fixed or determinable. Additional amounts earned by the Company resulting from margin sharing arrangements and determination of the end products into which the products are ultimately incorporated are recognized when end customer sales volume is reported to the Company. Revenue from margin sharing arrangements was not material for the three and nine months ended October 31, 2016 and 2015, respectively.

The Company also enters into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. The Company does not sell separately any of these components and does not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. Revenue from engineering service agreements was not material for the three and nine months ended October 31, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (the “IFRS”). Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The original effective date of the ASU would have required the public companies to adopt the standard for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB voted to amend the ASU by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The deferral results in this new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (“ASU 2016-08”), which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. Accordingly, the Company must adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09 in its first quarter of fiscal year 2019. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify and improve the accounting for employee share-based awards. The new standard amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax benefit or expense in the income statement in the reporting period in which they occur. In addition, the tax-related cash flows resulting from share-based payments will be classified as cash flows from operating activities and cash payments made to the taxing authorities on the employees’ behalf for withheld shares will be classified as financing activities on the statement of cash flows. The new guidance also provides an accounting policy election to account for forfeitures as they occur. The Company elected to early adopt this new guidance in the first quarter of its fiscal year 2017. As a result of this adoption, the Company recorded an increase to retained earnings of $11.7 million to recognize U.S. net operating loss carryforwards attributable to tax benefits from excess stock-based compensation that had not been previously recognized and recorded a decrease to retained earnings of $0.2 million resulting from the election of accounting policy to account for forfeitures as they occur as of February 1, 2016. The Company also elected to apply the presentation for cash flows related to excess tax benefits prospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares has no impact on the Company’s condensed consolidated statements of cash flows. On February 1, 2016, the cumulative effect adjustment of these changes recognized in the beginning of retained earnings was approximately $11.5 million.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimated of current expected credit losses (ECL). Under the new model, available-for-sale (AFS) debt securities are required to estimate ECL only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The new model also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the ECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. The ASU will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company does not believe the adoption of this new guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted but should be in the first interim period. The new guidance should also be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact of the adoption of this new guidance on its financial position, results of operations and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), to require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of restricted cash and restricted cash equivalent balances. The new guidance will be effective for fiscal years beginning after December 15, 2017, including the interim periods within those years. Early adoption is permitted and the new guidance is applied retrospectively. The Company does not believe the adoption of this new guidance will have a material impact on its consolidated statement of cash flows and disclosures.

2. Financial Instruments and Fair Value

The Company invested a portion of its cash in debt securities that are denominated in U.S. dollars. The investment portfolio consists of money market funds, demand deposits, asset-backed securities, commercial paper, U.S. government securities, agency bonds and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets as follows:

	As of October 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$66	$—	$—	$66
Demand deposits	10,000	—	—	10,000
Commercial paper	9,085	—	—	9,085
Corporate bonds	24,086	6	(13)	24,079
Asset-backed securities	9,065	2	(5)	9,062
U.S. government securities	18,424	2	(10)	18,416
Total cash equivalents and marketable securities	$70,726	$10	$(28)	$70,708

	As of January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$530	$—	$—	$530
Commercial paper	2,598	—	—	2,598
Corporate bonds	21,342	7	(9)	21,340
Asset-backed securities	4,586	—	(1)	4,585
U.S. government securities	9,274	4	(6)	9,272
Agency bonds	2,044	—	(2)	2,042
Total cash equivalents and marketable securities	$40,374	$11	$(18)	$40,367

	As of
	October 31, 2016	January 31, 2016
	(in thousands)
Included in cash equivalents	$12,063	$530
Included in marketable securities	58,645	39,837
Total cash equivalents and marketable securities	$70,708	$40,367

The contractual maturities of the investments at October 31, 2016 and January 31, 2016 were as follows:

	As of
	October 31, 2016	January 31, 2016
	(in thousands)
Due within one year	$50,172	$33,449
Due within one to two years	20,536	6,918
Total cash equivalents and marketable securities	$70,708	$40,367

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it would be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of October 31, 2016 and January 31, 2016, respectively.

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

The Company measures the fair value of money market funds and demand deposits using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar assets in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data and are classified within Level 2.

The following table presents the fair value of the financial instruments measured on a recurring basis as of October 31, 2016 and January 31, 2016:

	As of October 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$66	$66	$—	$—
Demand deposits	10,000	10,000	—
Commercial paper	9,085	—	9,085	—
Corporate bonds	24,079	—	24,079	—
Asset-backed securities	9,062	—	9,062	—
U.S. government securities	18,416	—	18,416	—
Total cash equivalents and marketable securities	$70,708	$10,066	$60,642	$—

	As of January 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$530	$530	$—	$—
Commercial paper	2,598	—	2,598	—
Corporate bonds	21,340	—	21,340	—
Asset-backed securities	4,585	—	4,585	—
U.S. government securities	9,272	—	9,272	—
Agency bonds	2,042	—	2,042	—
Total cash equivalents and marketable securities	$40,367	$530	$39,837	$—

3. Inventories

Inventory at October 31, 2016 and January 31, 2016 consisted of the following:

	As of
	October 31, 2016	January 31, 2016
	(in thousands)
Work-in-progress	$13,404	$9,474
Finished goods	9,936	8,693
Total	$23,340	$18,167

4. Property and Equipment, Net

Depreciation expense was approximately $0.4 million for the three months ended October 31, 2016 and 2015, respectively. Depreciation expense was approximately $1.2 million for the nine months ended October 31, 2016 and 2015, respectively. Property and equipment at October 31, 2016 and January 31, 2016 consisted of the following:

	As of
	October 31, 2016	January 31, 2016
	(in thousands)
Computer equipment and software	$6,585	$6,421
Machinery and equipment	3,427	2,706
Furniture and fixtures	789	492
Leasehold improvements	1,571	1,429
Construction in progress	594	253
	12,966	11,301
Less: accumulated depreciation and amortization	(8,675)	(7,853)
Total property and equipment, net	$4,291	$3,448

5. Goodwill and Intangible Assets

On June 25, 2015, the Company completed the acquisition of VisLab S.r.l., a privately held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. The intangible assets primarily consist of IPR&D. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of October 31, 2016, there was no IPR&D amortized. There were no goodwill or intangible asset impairments for the three and nine months ended October 31, 2016 and 2015, respectively.

Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.

6. Accrued Liabilities

Accrued liabilities at October 31, 2016 and January 31, 2016 consisted of the following:

	As of
	October 31, 2016	January 31, 2016
	(in thousands)
Accrued employee compensation	$12,930	$14,512
Accrued warranty	500	234
Accrued rebates	1,119	824
Accrued product development costs	6,289	6,339
Other accrued liabilities	2,494	1,869
Total accrued liabilities	$23,332	$23,778

7. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at October 31, 2016 and January 31, 2016 consisted of the following:

	As of
	October 31, 2016	January 31, 2016
	(in thousands)
Deferred revenue on product shipments	$6,850	$12,201
Deferred revenue from licenses & services	2,010	1,653
Deferred cost of revenue on product shipments	(1,975)	(3,777)
Total deferred revenue, net	$6,885	$10,077

8. Other Long-Term Liabilities

Other long-term liabilities at October 31, 2016 and January 31, 2016 consisted of the following:

	As of
	October 31, 2016	January 31, 2016
	(in thousands)
Unrecognized tax benefits, including interest	$925	$10,917
Deferred tax liabilities, non-current	1,364	1,423
Other long-term liabilities	2	2
Total other long-term liabilities	$2,291	$12,342

On February 1, 2016, upon the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company recognized approximately $11.7 million of tax-effected previously unrecognized excess stock-based compensation deductions. As a result of recognizing these deductions, the Company reduced its unrecognized tax benefits by $9.5 million pursuant to accounting guidance, which provides that an unrecognized tax benefit shall be presented as a reduction to a deferred tax benefit to the extent such deferred tax benefit is available.

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of October 31, 2016 and January 31, 2016, respectively.

Ordinary shares

As of October 31, 2016 and January 31, 2016, a total of 200,000,000 ordinary shares were authorized.

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

As of October 31, 2016 and January 31, 2016, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	October 31, 2016	January 31, 2016
Shares reserved for options, restricted stock and restricted stock units under EIP	5,431,179	5,027,475
Shares reserved for ESPP	1,252,465	974,273

Shares repurchased

On May 31, 2016, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s ordinary shares over a six-month period. On November 29, 2016, this authorization was extended until June 30, 2017. Repurchases may be made from time-to-time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were no shares repurchased during the three months ended October 31, 2016. As of October 31, 2016, a total of 405,089 shares have been repurchased for approximately $20.2 million in cash and recorded as a reduction to equity.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation:
Cost of revenue	$282	$157	$773	$408
Research and development	7,804	5,201	21,396	11,966
Selling, general and administrative	4,621	2,587	13,305	7,174
Total stock-based compensation	$12,707	$7,945	$35,474	$19,548

As of October 31, 2016, total unrecognized compensation cost related to unvested stock options was $9.1 million and is expected to be recognized over a weighted-average period of 2.05 years. Total unrecognized compensation cost related to unvested restricted stock units was $115.0 million and is expected to be recognized over a weighted-average period of 2.98 years. Total unrecognized compensation cost related to unvested restricted stock awards was $8.1 million and is expected to be recognized over a weighted-average period of 1.89 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Stock Options:
Volatility	39%	55%	38%	57%
Risk-free interest rate	1.27%	1.70%	1.51%	1.73%
Expected term (years)	6.08	6.08	5.98	6.08
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	41%	63%	54%	63%
Risk-free interest rate	0.49%	0.27%	0.51%	0.21%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the nine months ended October 31, 2016:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2016	1,853,390	$19.36
Granted	93,100	46.10	$17.99
Exercised	(205,018)	13.98		$9,469
Forfeited	(10,753)	50.76
Expired	(7,721)	14.12
Outstanding at October 31, 2016	1,722,998	21.27			5.39	$71,043
Exercisable at October 31, 2016	1,345,458	$13.81			4.57	$64,650

The intrinsic value of options outstanding and exercisable options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on October 31, 2016 was $61.37, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2016	2,495,488	$47.04
Granted	662,573	67.91
Vested	(704,225)	36.48
Forfeited	(22,030)	45.94
Unvested at October 31, 2016	2,431,806	$55.60

As of October 31, 2016, the aggregate intrinsic value of unvested restricted stock was $149.2 million.

11. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Numerator:
Net income	$29,045	$29,461	$39,460	$71,412
Less: amount allocable to unvested early exercised options	—	—	—	—
Net income allocable to ordinary shareholders - basic	$29,045	$29,461	$39,460	$71,412
Undistributed earnings reallocated to ordinary shareholders	—	—	—	—
Net income allocable to ordinary shareholders - diluted	$29,045	$29,461	$39,460	$71,412
Denominator:
Weighted-average ordinary shares outstanding	32,670,784	31,815,588	32,552,077	31,476,724
Less: weighted-average unvested early exercised options subject to repurchase	—	—	—	(56)
Weighted-average ordinary shares - basic	32,670,784	31,815,588	32,552,077	31,476,668
Effect of potentially dilutive securities:
Employee stock options	1,159,739	1,199,065	1,094,786	1,316,228
Restricted stock and restricted stock units	753,178	881,605	583,144	957,263
Employee stock purchase plan	16,291	2,944	12,058	8,382
Weighted-average ordinary shares - diluted	34,599,992	33,899,202	34,242,065	33,758,541
Net income per ordinary share:
Basic	$0.89	$0.93	$1.21	$2.27
Diluted	$0.84	$0.87	$1.15	$2.12

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Options to purchase ordinary shares	189,147	135,617	380,460	73,377
Restricted stock and restricted stock units	606,843	237,285	900,701	110,096
Employee stock purchase plan	24,221	22,865	19,534	12,098
Early exercised options subject to repurchase	—	—	—	56
	820,211	395,767	1,300,695	195,627

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)
Income before income taxes	$29,802	$30,496	$40,610	$75,896
Provision for income taxes	757	1,035	1,150	4,484
Effective tax rate	2.5%	3.4%	2.8%	5.9%

The effective tax rate decreased for the three and nine months ended October 31, 2016 compared to the same periods in the prior fiscal year primarily due to tax benefits of $2.2 million and $2.8 million, respectively, from excess stock-based compensation deductions following the Company’s early adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal year 2017.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2014 to 2016 remain open to examination by U.S. federal tax authorities. The tax years 2004 to 2016 remain open to examination by U.S. state tax authorities. The tax years 2011 to 2016 remain open to examination by foreign tax authorities.

The Company is subject to ongoing examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2016, the gross amount of unrecognized tax benefits was approximately $35.9 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating lease agreements. Net operating lease expenses for the three months ended October 31, 2016 and 2015 were approximately $2.0 million and $1.6 million, respectively. Net operating lease expenses for the nine months ended October 31, 2016 and 2015 were approximately $5.6 million and $5.2 million, respectively. Future annual minimum payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
October 31, 2016
Fiscal Year	(in thousands)
2017	$1,970
2018	2,862
2019	2,230
2020	1,813
2021	814
Total future annual minimum lease payments	$9,689

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party manufacturers. As of October 31, 2016 and January 31, 2016, total manufacturing purchase commitments were approximately $22.1 million and $19.7 million, respectively, as a result of seasonal fluctuations.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of October 31, 2016 and January 31, 2016, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)
Hong Kong	$92,588	$84,053	$197,478	$228,371
Europe	2,228	2,260	10,862	5,963
United States	1,523	2,190	5,697	4,756
Asia Pacific	2,889	1,015	6,125	2,331
North America other than United States	1,262	3,682	2,627	6,985
Total revenue	$100,490	$93,200	$222,789	$248,406

As of October 31, 2016, substantially all of the Company’s property and equipment, net were located in the United States and Asia Pacific region with approximate net amounts of $1.8 million and $2.0 million, respectively.

Major Customers

For the three and nine months ended October 31, 2016, the customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistics provider, and GoPro, a direct OEM customer, which combined accounted for approximately 84% and 78% of total revenue, respectively. For the three and nine months ended October 31, 2015, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which combined accounted for approximately 89% and 90% of total revenue, respectively. Accounts receivable with Wintech and GoPro combined accounted for approximately $31.1 million as of October 31, 2016. Accounts receivable with Wintech and Chicony combined accounted for approximately $32.5 million as of January 31, 2016.

15. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company leases software licenses with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. As of October 31, 2016, the Company had an obligation to pay an aggregate amount of $0.8 million for these licenses through February 2017. The Company paid $0.8 million and $0.7 million under these agreements for the three months ended October 31, 2016 and 2015, respectively. The Company paid $2.1 million under these agreements for the nine months ended October 31, 2016 and 2015, respectively. License expenses related to these agreements included in research and development expense were approximately $0.8 million and $0.6 million for the three months ended October 31, 2016 and 2015, respectively. License expenses related to these agreements included in research and development expense were approximately $2.2 million and $2.0 million for the nine months ended October 31, 2016 and 2015, respectively.

In addition to the related party transactions noted above, the Company recognized revenue from sales to Wintech, the Company’s logistics provider. Wintech, along with an affiliate, owned approximately 4.6% of the Company’s voting stock as of January 31, 2013, but has sold such stock and is no longer a significant shareholder of the Company as of October 31, 2016 and January 31, 2016, respectively. The Company recognized revenue from sales to Wintech of approximately $53.9 million and $63.1 million for the three months ended October 31, 2016 and 2015, respectively. The Company recognized revenue from sales to Wintech of approximately $142.8 million and $168.2 million for the nine months ended October 31, 2016 and 2015, respectively. As of October 31, 2016 and January 31, 2016, the Company had receivables from Wintech of approximately $16.3 million and $20.6 million, respectively.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content primarily for wearable sports cameras, Internet Protocol, or IP, security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs, drones or flying cameras, and automotive aftermarket cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications.

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

Financial Highlights and Trends

•

We recorded revenue of $100.5 million and $222.8 million for the three and nine months ended October 31, 2016, respectively. This represented an increase of 7.8% for the three months ended October 31, 2016 and a decrease of 10.3% for the nine months ended October 31, 2016 as compared to the same periods in fiscal year 2016. The increase for the three months ended October 31, 2016 was primarily due to a recovery of shipments in the wearable sports camera market led by the ramp of the Hero 5 line of cameras launched by GoPro, Inc., or GoPro, in the third quarter of fiscal year 2017. The increase was also attributable to strong growth in the home security and monitoring camera market and sequential revenue improvement from the professional IP security market. The increase was partially offset by decreased revenue from the UAV market due to the timing of new product launches by customers. The decrease in revenue for the nine months ended October 31, 2016 was primarily due to significant revenue decline in the wearable sports camera market in the first half of fiscal year 2017. The decreased revenue from the wearable sports camera market for the nine months ended October 31, 2016 was partially offset by strong growth in the home security and monitoring market during the period and growth in the UAV market in the first half of this fiscal year. In the professional IP security market, we experienced a decline in revenues in the first half of fiscal year 2017, predominantly from customers located in the China region, but incurred a strong recovery from these customers in the third quarter of fiscal year 2017. Although revenue from the automotive aftermarket, which is dominated by demand from Asia, was down from fiscal year 2016 due to declining business from China, the revenue from recording systems installed as original equipment in automobiles helped offset the decline. For the three and nine months ended October 31, 2016, the infrastructure market was relatively flat due to continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 video compression technology.

•

We experienced a moderate adverse impact to our business in the second and third quarters of fiscal year 2017 due to the disruption in supply of image sensors from Sony Corporation, or Sony, to our customers resulting from the damage to Sony’s production facility caused by the April 2016 earthquake in Kumamoto, Japan. This disruption in image sensor supply impacts our customers’ ability to build or launch camera devices and, as a result, impacts the timing and scope of demand for our SoCs. We expect the adverse impact will continue into the fourth quarter of fiscal year 2017, although the impact is expected to be at a reduced level compared to the prior two quarters.

•

We recorded operating income of $29.7 million and $40.3 million for the three and nine months ended October 31, 2016, respectively, as compared to $30.3 million and $75.6 million for the three and nine months ended October 31, 2015, respectively. The decrease for the three months ended October 31, 2016 was primarily due to increased stock-based compensation expense. The decrease for the nine months ended October 31, 2016 was primarily due to decreased total revenue, increased stock-based compensation expense, as well as increased research and development costs as a result of timing and number of new SoCs in development.

•

We generated cash flows from operating activities of $81.0 million for the nine months ended October 31, 2016, as compared to $93.2 million for the nine months ended October 31, 2015. The decreased cash flows from operating activities were primarily due to decreased net income as a result of decreased revenue, adjusted for increased non-cash stock-based compensation expense. The decrease also was attributable to increased inventory purchases and decreased deferred revenue associated with the timing of inventory shipments by our logistics providers. The decrease was partially offset by increased cash receipts associated with the timing of payments from customers and increased liabilities associated with the timing of payments to suppliers.

•

On May 31, 2016, our Board of Directors authorized the repurchase of up to $75.0 million of our ordinary shares over a six-month period. On November 29, 2016, our Board of Directors extended the duration of the repurchase program until June 30, 2017. Repurchases may be made from time-to-time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. There were no shares repurchased during the three months ended October 31, 2016. As of October 31, 2016, we had repurchased a total of 405,089 shares for approximately $20.2 million in cash.

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

Pricing, Product Cost and Margin. Our pricing and margins depend on the volumes and the features of the solutions we provide to our customers. Additionally, we make significant investments in new solutions for both cost improvements and new features that we expect to drive revenue and maintain margins. In general, solutions incorporated into more complex configurations, such as those used in high-performance camera or infrastructure applications, have higher prices and higher gross margins as compared to solutions sold into lower performing, more competitive camera applications. Our average selling price, can vary by market and application due to market-specific supply and demand, the maturation of products launched in previous years and the launch of new products.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Since that time, we have developed technologies to provide solutions for new markets such as the wearable, IP security, UAV and automotive aftermarket camera markets. We believe these new markets can continue to facilitate revenue growth and customer diversification. Since fiscal year 2013, the wearable sports and professional IP security markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. While we will continue to expand our end market exposure, such as to home security and monitoring cameras, non-sports wearable cameras and UAVs, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(dollars in thousands)
Revenue	$100,490	$93,200	$222,789	$248,406
Cost of revenue	34,167	31,938	76,289	86,378
Gross profit	66,323	61,262	146,500	162,028
Operating expenses:
Research and development	25,967	22,062	74,076	59,485
Selling, general and administrative	10,686	8,873	32,144	26,970
Total operating expenses	36,653	30,935	106,220	86,455
Income from operations	29,670	30,327	40,280	75,573
Other income	132	169	330	323
Income before income taxes	29,802	30,496	40,610	75,896
Provision for income taxes	757	1,035	1,150	4,484
Net income	$29,045	$29,461	$39,460	$71,412

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Cost of revenue	34	34	34	35
Gross profit	66	66	66	65
Operating expenses:
Research and development	26	24	33	24
Selling, general and administrative	11	10	14	11
Total operating expenses	37	34	47	35
Income from operations	29	32	19	30
Other income	—	—	—	—
Income before income taxes	29	32	19	30
Provision for income taxes	—	1	1	2
Net income	29%	31%	18%	28%

Revenue

We derive substantially all of our revenue from the sale of HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our logistics providers. Our SoC solutions have been used in the camera and infrastructure markets, although we expect the camera market will be the primary market for our solutions for the foreseeable future as the infrastructure market continues to decline due to delays in investments in network upgrades. We derive a substantial portion of our revenue from sales made indirectly through our logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one OEM customer, GoPro.

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

Provision (Benefit) for Income Taxes

We are incorporated in the Cayman Islands and also conduct business in several countries such as the United States, China, Taiwan, Hong Kong, Italy, South Korea and Japan, and we are subject to taxation in those jurisdictions. As such, our worldwide operating income is subject to varying tax rates and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. It is also subject to fluctuation from changes in the valuation of our deferred tax assets and liabilities; tax benefits from excess stock-based compensation deductions; transfer pricing adjustments and the tax effects of nondeductible compensation. We have historically had lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

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

Comparison of the Three and Nine Months Ended October 31, 2016 and 2015

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Revenue	$100,490	$93,200	$7,290	7.8%	$222,789	$248,406	$(25,617)	(10.3)%

The increased revenue for the three months ended October 31, 2016 was primarily due to a recovery of shipments in the wearable sports camera market led by the ramp of the Hero 5 line of cameras launched by GoPro in the third quarter of fiscal year 2017.  The increase was also attributable to strong growth in the home security and monitoring camera market and sequential revenue improvement from the professional IP security market. The increase was partially offset by decreased revenue from the UAV market due to the timing of new product launches by customers.

The decreased revenue for the nine months ended October 31, 2016 was primarily due to significant revenue decline in the wearable sports camera market in the first half of fiscal year 2017. The decreased revenue from the wearable sports camera market for the nine months ended October 31, 2016 was partially offset by strong growth in the home security and monitoring market during the period and growth in the UAV market in the first half of this fiscal year. In the professional IP security market, we experienced a decline in revenues in the first half of fiscal year 2017, predominantly from customers located in the China region, but incurred a strong recovery from these customers in the third quarter of fiscal year 2017. Although revenue from the automotive aftermarket, which is dominated by demand from Asia, was down from fiscal year 2016 due to declining business from China, the revenue from recording systems installed as original equipment in automobiles helped offset the decline. For the three and nine months ended October 31, 2016, the infrastructure market was relatively flat due to continued weak market conditions in the United States and Europe as system manufacturers continue to delay investment in network upgrades to the new H.265 video compression technology.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue	$34,167	$31,938	$2,229	7.0%	$76,289	$86,378	$(10,089)	(11.7)%
Gross profit	66,323	61,262	5,061	8.3%	146,500	162,028	(15,528)	(9.6)%
Gross margin	66.0%	65.7%	—	0.3%	65.8%	65.2%	—	0.6%

Cost of revenue increased for the three months ended October 31, 2016 and decreased for the nine months ended October 31, 2016, primarily due to increased or decreased revenue compared to the same periods in the prior fiscal year.

Gross margin increased for the three and nine months ended October 31, 2016 compared to the same periods in the prior fiscal year primarily due to benefits to cost of revenue of approximately $1.1 million and $2.1 million, respectively, received from the recovery and sale of inventory previously written down as a result of yield loss in the manufacturing process. These benefits contributed approximately 1.1% and 0.9% of gross margin for the three and nine months ended October 31, 2016, respectively.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$25,967	$22,062	$3,905	17.7%	$74,076	$59,485	$14,591	24.5%

Research and development expense increased for the three and nine months ended October 31, 2016 compared to the same periods in the prior fiscal year primarily due to increases in engineering headcount and SoC development costs. Our research and development engineering headcount increased to 477 at October 31, 2016 compared to 455 at October 31, 2015. The increased engineering headcount resulted in increases in salary related expenses of approximately $0.4 million and $3.0 million for the three and nine months ended October 31, 2016, respectively. The increased salary related expense for the nine months ended October 31, 2016 were partially offset by approximately $0.8 million of one-time sign-on bonus and non-compete bonus for certain VisLab shareholder employees that were recorded in the second quarter of fiscal year 2016 that did not recur in fiscal year 2017. The increased research and development expense was also attributable to additional stock-based compensation of approximately $2.6 million and $9.4 million for the three and nine months ended October 31, 2016, respectively, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees. SoC development related costs increased by approximately $1.2 million and $2.6 million for the three and nine months ended October 31, 2016, respectively, due to the timing and number of chips in development.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Selling, general and administrative	$10,686	$8,873	$1,813	20.4%	$32,144	$26,970	$5,174	19.2%

Selling, general and administrative expense increased for the three and nine months ended October 31, 2016 compared to the same periods in the prior fiscal year primarily due to increased stock-based compensation. Stock-based compensation increased by approximately $2.0 million and $6.1 million for the three and nine months ended October 31, 2016, respectively, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees. The increases were partially offset by decreases of approximately $0.2 million and $0.7 million in expenses for outside professional services for the three and nine months ended October 31, 2016, respectively. The decreased outside professional service expense was primarily due to legal expenses incurred to support the VisLab acquisition in fiscal year 2016 that did not recur in fiscal year 2017.

Other Income

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Other income	$132	$169	$(37)	(21.9)%	$330	$323	$7	2.2%

Other income consisted primarily of interest income from debt security investments and net of gains and losses from foreign currency transactions and remeasurements.

Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Provision for income taxes	$757	$1,035	$(278)	(26.9)%	$1,150	$4,484	$(3,334)	(74.4)%
Effective tax rate	2.5%	3.4%	—	(0.9)%	2.8%	5.9%	—	(3.1)%

The quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The effective tax rate decreased for the three and nine months ended October 31, 2016 compared to the same periods in the prior fiscal year primarily due to tax benefits of $2.2 million and $2.8 million, respectively, from excess stock-based compensation deductions following our early adoption of Accounting Standards Update, or ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal year 2017.

Liquidity and Capital Resources

As of October 31, 2016 and January 31, 2016, we had cash, cash equivalents and marketable securities of approximately $372.1 million and $307.9 million, respectively.  We invested in highly liquid, short-term marketable securities and hold these investments as available-for-sale securities. As of October 31, 2016, these securities had a fair value of approximately $70.7 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$81,048	$93,245
Net cash used in investing activities	(21,092)	(34,301)
Net cash provided by (used in) financing activities	(14,557)	7,230
Net increase in cash and cash equivalents	$45,399	$66,174

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the nine months ended October 31, 2016 primarily due to decreased net income of $32.0 million as a result of decreased revenue, adjusted for increased non-cash stock-based compensation expense of $15.9 million. The decrease also was attributable to increased inventory purchases and decreased deferred revenue associated with the timing of inventory shipments by our logistics providers. The decrease was partially offset by increased cash receipts associated with the timing of payments from customers and increased liabilities associated with the timing of payments to suppliers.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased for the nine months ended October 31, 2016 primarily due to the $30.0 million cash payment for the VisLab acquisition in the second quarter of fiscal year 2016 that did not recur in fiscal year 2017. The decrease was also attributable to the receipt of approximately $10.6 million in cash from the partial sale and maturity of debt securities compared to the same period of the prior fiscal year. The decrease was partially offset by an additional $27.0 million investment in short term debt securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities decreased for the nine months ended October 31, 2016 compared to the same period in the prior fiscal year primarily due to the payment of $20.2 million in cash for the repurchase of our ordinary shares under our stock repurchase program in the second quarter of fiscal year 2017. The decrease was also attributable to approximately $1.6 million less in cash proceeds from option exercises for the nine months ended October 31, 2016 compared to the same period of the prior fiscal year.

Stock Repurchase Program

On May 31, 2016, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $75.0 million in the aggregate of our ordinary shares over a six-month period. On November 29, 2016, our Board of Directors extended the duration of the repurchase program until June 30, 2017. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of October 31, 2016, we had repurchased a total of 405,089 shares for approximately $20.2 million in cash.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2016 and for the nine months ended October 31, 2016. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of October 31, 2016:

	Payment Due by Period as of October 31, 2016
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities under operating leases	$7,825	$591	$4,395	$2,627	$212	$—
Technology license or other obligations under operating leases	2,076	1,380	696	—	—	—
Purchase obligations	22,127	22,127	—	—	—	—
Uncertain tax liabilities	925	—	—	—	—	925
Total	$32,953	$24,098	$5,091	$2,627	$212	$925

As of October 31, 2016, we had purchase obligations with our independent contract manufacturers of $22.1 million.

Uncertain tax liabilities represent our potential liabilities related to these uncertain tax positions as of October 31, 2016. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of October 31, 2016, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2016 and January 31, 2016, we had cash, cash equivalents, marketable securities and restricted cash totaling $372.1 million and $307.9 million, respectively. Our cash and restricted cash consist of deposits in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue or new design wins from that OEM. For example, improved smartphone video capture capabilities, and rapid adoption of smartphones by consumers, led to the decline of an entire category of pocket video cameras aimed at the casual video capture market. In fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero percent of our total revenue by fiscal year 2013. Similarly, higher than normal customer inventory levels in the wearable sports camera market significantly impacted our revenue in the fiscal quarter ended January 31, 2016 and in the first half of fiscal year 2017. As we do not control our customers’ purchasing decisions or inventory levels relating to our SoCs, this could occur again. For example, if our customers in consumer product markets do not properly manage their inventory levels during the 2016 holiday selling season, our revenue could be negatively impacted in the first half of our fiscal year 2018. In addition, if products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2016, sales directly and through our logistics providers to our five largest ODM and OEM customers collectively accounted for approximately 56% of our total revenue, and sales to our ten largest ODM and OEM customers collectively accounted for approximately 69% of our total revenue. For the three months ended October 31, 2016, sales directly and through our logistics providers to our five and ten largest ODM and OEM customers collectively accounted for approximately 62% and 74% of our total revenue, respectively. For the nine months ended October 31, 2016, sales directly and through our logistics providers to our five and ten largest ODM and OEM customers collectively accounted for approximately 54% and 67% of our total revenue, respectively. In fiscal year 2016, sales to our largest ODM customer accounted for approximately 21% of our total revenue. For the three and nine months ended October 31, 2016, sales to our single largest OEM customer accounted for approximately 30% and 14% of our total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, our largest OEM end customer in fiscal year 2011, Eastman Kodak Company, or Kodak, closed its camera division in January 2012 with no advance notice to us. Similarly, as a result of higher than normal inventory levels at a major end customer in the wearable sports camera market, our revenues in the fourth quarter of fiscal year 2016 and the first half of fiscal year 2017 were significantly and adversely impacted. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products. For example, as a result of higher than normal customer inventory levels at a major end customer in the wearable sports camera market, demand for our solutions in this market in the first half of fiscal year 2017 was significantly and adversely impacted. As we do not control our customers’ purchasing decisions or inventory levels relating to our SoCs, this could occur again. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. In particular, our business tends to be seasonal with higher revenue in our third quarter as our customers typically increase their production to meet holiday shopping season or year-end demand for their products. We also may experience seasonally lower demand in our first quarter in the Asia-based portion of the IP security camera market as a result of industry seasonality and the impact of ODM and OEM factory closures associated with the Chinese New Year holiday. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. For example, given the current global economic uncertainty and recent signs of slowing growth in Asia, and China in particular, the demand for our products may be more varied and our customers may be more conservative with the inventory levels they maintain. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, in the first half of fiscal year 2017, our revenue declined 21% compared to the same period of the prior fiscal year, resulting in a substantial decline in profit and cash flows from operating activities.

Achieving design wins is subject to lengthy competitive selection processes that require us to incur significant costs. Even if we begin a product design, a customer may decide to cancel or change its product plans, resulting in no revenue from such expenditures.

We are focused on selling our video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in new markets we intend to address, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process and, even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved a significant design win and projected substantial future revenue from that end customer as a result of that design win. Subsequently, based on changes in that end customer’s assessment of the consumer market, among other factors, the end customer abruptly shut down its business unit with which we achieved the design win, with no notice to us. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation, or Sony, and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd., or HiSilicon, and Socionext Inc., or Socionext, a new entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation. In the IP security camera market, our primary competitors include Geo Semiconductor, Inc., Grain Media, Inc., HiSilicon, Intel Corporation, or Intel, Movidius Ltd., which was recently acquired by Intel,  Qualcomm Incorporated, or Qualcomm,  Realtek Semiconductor Corp., Socionext, and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony. In the market for automotive aftermarket cameras, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp. and Sunplus Technology Co. Ltd. Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include Intel, Magnum Semiconductor, Inc. and Texas Instruments Incorporated. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors, such as Broadcom Corporation, MediaTek, Inc. and Samsung Electronics Co., Ltd., or Samsung, enter these markets.

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

From inception through October 31, 2016, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive substantially all of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

In the past several years, a significant amount of our revenue was generated from sales of our products to OEMs and ODMs of high definition, or HD, video cameras and broadcasting infrastructure equipment. Our future revenue growth, if any, will depend in part on our ability to expand within these markets with our video and image processing SoC solutions, particularly for the wearable sports cameras, automotive aftermarket camera and professional IP security camera markets, as well as emerging markets such as the home security and monitoring market, non-sports wearable camera market and the UAV market. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully, our revenue could decline.

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

We sell most of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 67% of our revenue was derived from sales through Wintech for the fiscal year ended January 31, 2016. Approximately 54% and 64% of our revenue was derived from sales through Wintech for the three and nine months ended October 31, 2016. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $82.9 million in fiscal year 2016. Our research and development expense was $26.0 million and $74.1 million for the three and nine months ended October 31, 2016, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions with increased functionality, such as analytics or computer vision capabilities. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 10 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our customers purchase components used in the manufacture of their cameras from various sources of supply, often involving several specialized components, including lenses and sensors. Any supply shortage or delay in delivery by third-party component suppliers, or a third-party supplier’s cessation or shut down of its business, may prevent or delay production of our customers’ products. In addition, replacement or substitute components may not be available on commercially reasonable terms, or at all. As a result of delays in delivery or supply shortages of third-party components, orders for our solutions may be delayed or canceled and our business may be harmed. For example, a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in the second and third quarters of fiscal year 2017 and will likely continue to have a negative impact in the quarter ending January 31, 2017. Similarly, errors or defects within a camera system or in the manner in which the various components interact could prevent or delay production of our customers’ products, which could harm our business.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, such as 14nm or 10nm process nodes, and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 28nm, we are increasingly dependent upon Samsung and TSMC, who are two of the few foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end-customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of October 31, 2016, we had 53 issued and allowed patents in the United States plus 37 additional continuation patents, five patents issued in Europe, five issued patents in China, five issued patents in Japan and 47 pending and provisional patent applications in the United States. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

The majority of our products are manufactured by or receive components from third-party contractors located in South Korea, Taiwan and Japan. The risk of an earthquake or tsunami in South Korea, Taiwan, Japan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. For example, in December 2006 a major earthquake occurred in Taiwan and in March 2011 a major earthquake and tsunami occurred in Japan. Although we are not aware of any significant damage suffered by our third-party contractors as a result of those natural disasters, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry vendor or assembly and test capacity. Most recently, a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in the second and third quarters of fiscal year 2017 and will likely continue to have a negative impact in the quarter ending January 31, 2017. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, or at all.

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

We are subject to disclosure and compliance requirements associated with being a public company, including but not limited to compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our recent growth rate could present challenges to maintain the internal control and disclosure control standards applicable to public companies. In the future if our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our ordinary shares. We cannot assure you that in the future we will be able to continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

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

We recently substantially completed implementation of the core modules of an enterprise resource planning, or ERP, system. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, otherwise operate our business or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 91% of our total revenue in fiscal year 2016. Sales to customers in Asia accounted for approximately 95% and 91% of our total revenue for the three and nine months ended October 31, 2016, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of October 31, 2016, we had approximately $70.7 million in securities investments. The investments consisted primarily of money market funds, demand deposits, commercial paper, asset-backed securities, U.S. government securities, agency bonds and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

Date: December 9, 2016

AMBARELLA, INC.

	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 9, 2016	By:	/s/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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