Form 10-K
period 2017-01-31
AMBARELLA INC
filed 2017-03-30
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2016, was approximately $1.7 billion based upon the closing price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of March 24, 2017: 33,524,455 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of shareholders to be held on or about June 7, 2017 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The forward-looking statements are contained principally in, but not limited to, the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “targets,” “seek,” “continue,” “foreseeable” or “forecast” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, competitive position, industry environment, potential growth opportunities and the effects of competition, our market opportunity, our ability to develop new solutions, including our ability to integrate and apply acquired technologies to our solutions, our future financial and operating performance, sales and marketing strategy, investment strategy and the results of our investments, research and development, customer and supplier relationships, customer demand and our ability to secure design wins, industry trends, our cash needs and capital requirements, and expectations about seasonality, taxes, and operating expenses. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report on Form 10-K.

Factors that could affect such forward-looking statements include, but are not limited to, risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the commercial success of our customers’ products; our growth strategy; our ability to anticipate future market demands and future needs of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate; our ability to effectively manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K; and those discussed in other documents we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

For purposes of this Annual Report, the terms “Ambarella”, “the Company”, “we”, “us” and “our” refer to Ambarella, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading developer of semiconductor processing solutions for video that enable high-definition, or HD, video capture, analysis, sharing and display. A device that captures video includes four primary components: a lens, an image sensor, a video processor and storage memory. The video processor is the most complex of these four primary components as it converts raw video input into a format that can be stored and distributed efficiently and, in some cases, analyzes the video data to automate processes. We combine our processor design capabilities with our expertise in video, image processing, and computer vision algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications in a variety of markets and enable rapid and efficient product development. Our system-on-a-chip, or SoC, designs fully integrate HD video processing, image processing and analysis, audio processing and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption.

The flexibility of our technology platform enables us to deliver our solutions for numerous applications in multiple markets. In the camera market, our platform enables the creation of high-quality video content in wearable cameras, automotive cameras, professional and consumer Internet Protocol, or IP, security cameras, cameras incorporated into unmanned aerial vehicles, also referred to as UAVs, drones or flying cameras, and virtual reality cameras, also referred to as 360° cameras. Our revenue growth over the last three years has been driven primarily by specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras, IP security cameras and UAVs. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding and transcoding and IP video delivery applications.

We initially focused our technology platform on the infrastructure market, where we were able to differentiate our solutions for broadcast customers based on high performance, low power consumption, transmission and storage efficiency and small form factor. Leveraging these same capabilities, we then designed high-performance solutions for the camera market. As a result of the advantages of our solutions, we became a leading provider of video processing solutions for cameras that capture both HD video and high-resolution still images simultaneously. In addition, we have released SoC solutions that combine high-resolution video and image capture capabilities with advanced networking, connectivity and application processing functionalities. Our recently introduced H3 SoC supports 8K UHD AVC video resolution at 30 frames per second as well as high frame-rate video for capturing fast-action sports with 1080p video at 240 frames per second or 720p video at 480 frames per second.

Over the last several years, we have been expanding our development efforts on computer vision technology that will complement our image processing and video compression technology. We are focusing on developing advanced computer vision algorithms and high-performance, low-power hardware platforms to enhance processing acceleration. We believe that enhanced computer vision performance will be critical both to our current video markets, including IP security, wearable and UAV cameras, as well as future markets such as automotive OEM cameras. To accelerate our computer vision development, we acquired VisLab S.r.l., or VisLab, in June 2015. While VisLab is a developer of computer vision algorithms and intelligent control systems for autonomous driving applications, we intend to incorporate its algorithm technology into advanced computer vision solutions for our other markets.

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including Axis Communications AB, Carcam Electronics Technology Co., Ltd., Dahua Technology Co., Ltd., Dajiang Innovation Technology Inc., Garmin Ltd., GoPro Inc., or GoPro, Hikvision Digital Technology Co., Qihoo 360 Technology Co. Ltd., Robert Bosch GmbH and affiliated entities and XiaoYi Technology Co., Ltd., who source our solutions from ODMs including Asia Optical Co. Inc., Chicony Electronics Co., Ltd., Jabil Circuit, Inc., San Jet Technology Corp., Sercomm Corporation, and Sky Light Digital Ltd. In the infrastructure market, our solutions are designed into products from leading OEMs including Harmonic Inc., Motorola Mobility, Inc. (owned by Arris Group, Inc.) and Telefonaktiebolaget LM Ericsson, who source our solutions from leading ODMs such as Plexus Corp. We intend to continue to build and strengthen our relationships with existing customers and also diversify our customer base. We believe our close relationships with leading ODMs and OEMs provides us with insight into product roadmaps and trends in the marketplace, which we intend to leverage to identify new opportunities and applications for our solutions. We sell our solutions worldwide using our direct sales force and our logistics providers, including Wintech Microelectronics Co., Ltd., or Wintech. Sales through Wintech represented approximately 60%, 67% and 57% of our revenue for the fiscal years ended January 31, 2017, 2016, and 2015, respectively.

We employ a fabless manufacturing strategy and are currently shipping the majority of our solutions in the 45, 32 and 28 nanometer, or nm, process nodes. We recently introduced our first SoCs developed in the 14nm process node and began development in the 10nm process node in fiscal year 2017. As of January 31, 2017, we had 669 employees worldwide, approximately 73% of whom are in research and development. Our headquarters are located in Santa Clara, California, and we also have research and development design centers and business development offices in Taiwan, China, Italy, Japan, and South Korea. For our fiscal years ended January 31, 2017, 2016 and 2015, we recorded revenue of $310.3 million, $316.4 million and $218.3 million, respectively, and net income of $57.8 million, $76.5 million and $50.6 million, respectively. We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years starting from 2009.

Ambarella was founded and incorporated in the Cayman Islands in January 2004. Our principal executive offices are located at 3101 Jay Street, Santa Clara, California. Our website is www.ambarella.com. You can obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the Securities and Exchange Commission, or SEC, and all amendments to these filings, free of charge, from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov. We also use the investor relations section of our website (http://investor.ambarella.com) and our website (www.ambarella.com) as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.

Industry Background

Trends Impacting the Video Content Creation and Distribution Markets

Video traffic is growing at a significant rate. The market trends that are fundamentally impacting video content creation and distribution include the following:

•

Increasing Number of Video Capture Devices. Traditionally, HD video was captured using large, power intensive and expensive dedicated devices. Improvements in HD video capture quality, device size and cost have allowed video capture functionality to be incorporated into a broad range of devices. Today, smartphones, tablets, wearable cameras, automotive cameras, IP security cameras and UAVs, are increasingly including both HD video capture and high-quality still image capture. In addition to the significant growth in the number of devices, new applications are emerging for video capture devices, including law enforcement, personal security and social media.

•

Growing User-Generated Content. Historically, most video content was created by media companies, professional studios and large broadcasters that possessed the equipment, expertise and other resources necessary to produce and distribute such programming. However, with the proliferation of low-cost digital video devices and greater penetration of broadband connectivity, individuals are playing a greater role in content creation and distribution. Websites such as YouTube and Facebook have enabled an effective new channel to widely distribute, store and display video and other rich media. In addition to user-created videos, other user-generated content such as video sharing, video conferencing and video instant messaging through services provided by Alphabet Inc., Apple, Inc., Facebook, Inc., Skype and Snap Inc., among others, are becoming increasingly popular.

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

•

Advancements in Display Technology. The increasing proliferation of HD displays in television and in mobile connected devices such as laptops, smartphones and tablets is accelerating HD video content growth. This trend highlights the new paradigm of escalating consumer expectations of video quality, such that video is comparable to high-resolution still images, which drove the transition from standard definition to HD, and we believe will drive the transition to ultra high-definition, or UHD. UHD is commonly referred to as 4K video, which supports up to 4096x2160 pixels per frame, more than four times greater resolution than the current Full HD standard, which supports up to 1920x1080 pixels per frame.

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

•

Ability to Capture High-Quality Still Images and Video. Historically, consumers have purchased devices that either provide high-quality image capture or record high-quality video. This was the result of consumer preference, as reasonably priced and sized devices would provide only one of those attributes. However, as a result of technological improvements, consumer devices that deliver both attributes have proliferated to the point that a pure video capture device or still image capture device is becoming uncommon. Increasingly, devices are able to simultaneously capture HD video and high-quality still images without adversely impacting the quality of either. We believe devices that can capture Full HD video while encoding a second mobile resolution video for uploading to the Internet or streaming over a Wi-Fi network will expand consumer demand for specialized video capture devices. Additionally, we believe advanced low-light processing including high dynamic range and high-ISO processing will continue to improve image quality even in challenging lighting conditions. We believe image stabilization technology enables stable video recording during high-motion conditions, which are often encountered when using sports cameras and UAVs.

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

•

Ability to Deliver Feature-Rich Video. The addition of de-warping capability allows cameras to utilize a wide angle or “fish eye” lens to cover a wide viewing area. In security applications this capability can allow a single camera to replace multiple cameras and may also eliminate the need for mechanical pan-tilt-zoom in the cameras. In consumer virtual reality, or VR, cameras, the ability to capture, de-warp and stich images from two image sensors allows 360° video creation. In automotive markets, the ability to combine and display images captured by multiple cameras can allow the automotive camera recorder to capture and display images from the front, rear and sides of the car. Wide dynamic range, or WDR, and high dynamic range, or HDR, processing capabilities provide greater dynamic range between the lightest and darkest areas of an image, permitting captured still images to reveal details that would otherwise be lost against a bright background.

•

Computer Vision. Computer vision represents the field of methods for acquiring, processing, analyzing, and understanding images and high-dimensional data from the real world in order to automate and integrate a wide range of processes. Computer vision is becoming increasingly important for the development of intelligent video cameras. In the IP security camera market, computer vision can be used for various functions including motion detection to trigger alarms, and the counting and tracking of people. The application of computer vision may be also be used to help control the video encoding process to reduce video bitrates and maximize network efficiency. In the automotive market, the application of computer vision for advanced driver assistance systems, or ADAS, is increasingly being used to help drivers. Automotive analytics functions include lane detection warning system and forward collision warning. In general, powerful CPUs and dedicated computer vision hardware are required to support the advanced analytics algorithms in video cameras.

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

Our Competitive Strengths

Our platform technology solutions provide performance attributes that satisfy the stringent demands of the camera market, enable integration of HD video and image capture capabilities in portable devices and meet the highest standards of the infrastructure market. We believe that our leadership in HD video and image processing applications is the result of our competitive strengths, including:

•

High-Performance, Low Power Video and Image Algorithm Expertise. Our solutions provide Full HD and UHD video at exceptional resolution and frame rates. Our extensive algorithm expertise, which facilitates efficient video and image compression, enables our solutions to achieve low power consumption without compromising performance. Our solutions achieve high storage and transmission efficiencies through innovative and complex video and image compression algorithms that significantly reduce the output bit-rate. This smaller storage footprint directly benefits the performance of our solutions in several ways including lower memory storage requirements and reduced bandwidth needs for transmission, which is more conducive to sharing content between devices. These benefits are particularly important in transcoding and video cloud applications. Our solutions can enable high-performance image capture of up to 30 32-megapixel still images per second. Our solutions can deliver clear images in low light conditions because of our 3D motion compensated temporal filtering, or MCTF, and multiple exposure processing. Additionally, our WDR and  HDR processing capabilities provide greater dynamic range between the lightest and darkest areas of an image, permitting captured still images to reveal details that would otherwise be lost against a bright background. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera applications, as well as 3D electronic image stabilization and surround view for automotive applications.

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

•

Highly Integrated SoC Solutions Based on a Scalable Platform. Our product families leverage our core high-performance video processing architecture combined with an extensive set of integrated peripherals, which enables our platform to address the requirements of a variety of applications and end markets. Traditional solutions have generally relied upon significant customization to meet the specific requirements of each market, resulting in longer design cycles and higher development costs. Our flexible and highly-scalable platform enables us to address multiple markets with reduced design cycles and costs. Our platform also enables us to develop fully integrated SoC solutions that provide the system functionalities required by our customers on a single chip. Our extensive system integration expertise enables us to integrate core video processing functionality with many peripheral functions such as multiple inputs and outputs, lens controllers, flash controllers and remote control interfaces to reduce system complexity and interoperability issues. Furthermore, we have successfully migrated our process nodes from 130nm to 14nm since our founding and have a proven track record of developing and delivering multiple solutions with first-pass silicon success. Beginning in fiscal year 2017, we began investing in development of our next generation SoCs in the 10nm process node.

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

•

Key Global Relationships with Leading OEM and ODM Customers. Our solutions have been designed into top-tier OEM brands currently in the market. We have established collaborative relationships with most of the leading ODMs and OEMs that serve our primary markets. We intend to leverage these relationships to identify new opportunities and applications for our solutions, and we intend to continue to actively engage with ODMs and OEMs at every stage of their design cycles. We actively engage with OEMs on design specifications and with ODMs on product implementation. Additionally, approximately 72% of our employees are located in Asia, primarily in Taiwan and China, strategically placing us near many of our customers and allowing us to provide superior sales, design and technical support and to strengthen our customer relationships.

Products

Our technology platform delivers a high-performance, low power video and image processing solution that can be tailored with our software solution to meet the specific needs of multiple end markets.  Our HD video and image processing SoCs, based on our proprietary technology platform, are highly configurable and enable our customers to deliver exceptional quality video and still imagery in small, easy-to-use devices with low power requirements. Our customized software solutions include firmware, middleware and software development kits to optimize system-level functions and allow rapid integration of our solution into customer products and tailor specifications to customer requirements. We also provide customers with guidelines known as reference designs so that they can efficiently incorporate our solutions in their product designs.

In addition to enabling small device size and low power consumption, our SoC solutions make possible differentiated functionalities such as simultaneous video and image capture, multiple-stream video capture, image stabilization and wireless connectivity.  We intend to leverage our core technology platform to address other video processing markets that have high-performance, robust connectivity, low latency and low power requirements.  In addition, we are developing advanced analytics for the consumer and professional IP security, UAV and automotive markets to enhance SoC functionality. We believe advanced analytics on the SoC, such as face recognition, object identification and avoidance and motion detection will expand the addressable market for our SoC solutions.

We currently sell our solutions into the following end markets:

•

Wearable Cameras including Sports, Commercial and Social Media. Durable cameras that provide HD video quality increasingly include embedded connectivity to share and display video. Our low power, high-resolution and connected solutions can be found in a variety of cameras in this end market.

•

Automotive Cameras. We sell solutions into several automotive markets both for aftermarket and OEM applications. In the automotive aftermarket, we sell solutions for small video cameras mounted on board vehicles to record traffic accidents and help establish records for insurance and liability purposes. Our MotorVu™ 3D 360° Surround View reference design for the automotive OEM market brings high quality HD video to multi-camera parking assistance applications and features a dedicated video engine to combine multiple HD video streams for 3D scene rendering. Also for the OEM market, electronic mirrors utilize cameras and LCD displays to augment optical rear view and side view mirrors to provide a wider, unobstructed field of view. We believe our low power, high-performance, small form factor solutions are well suited for this market.

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

•

Virtual Reality Cameras.  This new class of cameras is used typically for capturing 360° video or, in higher-end camera models, for capturing 360° plus 3D video. Standalone 360° video cameras capture video images from two sensors and encode both video streams in high resolution while simultaneously stitching the two images together in real time.

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

Key differentiators of our technology include:

•	algorithms to compress video signals with high compression and power efficiency at multiple operating points;
•	algorithms for high-speed image processing with high image quality and power efficiency;
•	scalable architecture that covers the gamut of consumer and professional HD video camera and encoding applications from Full HD to UHD performance levels;
•	ability to encode multiple video streams simultaneously to support simultaneous recording and video streaming, or streaming to multiple devices with different resolutions;
•	ability to capture, process and encode multiple image sensors simultaneously to support multiple viewpoints, including surround view and virtual reality applications;
•	algorithms to stabilize video from camera motion in challenging conditions, such as sports and UAV cameras;
•	low-power architecture with minimal system memory footprint;
•	programmable architecture that balances flexibility, quality, power and die size;
•	full software development kit comprised of APIs to facilitate integration into customers’ products;

•	powerful CPUs and dedicated hardware to support advanced analytics functions; and
•	support for transcoding between video formats, for example MPEG-2 to H.264 and H.265.

Our technology platform, comprised of our video and image processors, is based on a high-performance, low-power architecture supported by a high level of system integration. The building blocks of our platform are illustrated below:

Our technology platform enables the capture of high-resolution still images and HD video while simultaneously encoding HD video for high-quality storage and lower resolution video for Internet sharing and wireless networking. Multi stream video capture enhances the consumer experience by offering the ability to instantaneously share captured video without having to go through a transcoding process.

AmbaClear

Our proprietary image signal processing architecture, known as AmbaClear, incorporates advanced algorithms to convert raw sensor data to high-resolution still and HD video images concurrently. Image processing algorithms include sensor, lens and color correction, demosaicing, which is a process used to reconstruct a full color image from incomplete color samples, noise filtering, detail enhancement and image format conversion. For example, raw sensor data can be captured at up to 16-megapixel resolution at 60 frames per second and filtered down to two megapixels for HD video processing while selected 16-megapixel frames are concurrently processed by the still image processor. This image processing reduces noise in the input video and improves video quality resulting in better storage and transmission efficiencies. Our WDR and HDR, processing capabilities handle greater dynamic range between the lightest and darkest areas of an image, permitting video images to reveal details that would otherwise be lost against a bright background. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera and surround view applications.

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

Design Methodology

The success of our technology platform stems from our algorithm-driven design methodology. We test and verify our algorithms on our proprietary architectural model prior to implementing our algorithms in hardware. Our advanced verification methodology validates our approach through simultaneous modeling of architecture, algorithms and the hardware itself. This redundant approach enables us to identify and remediate any weaknesses early in the development cycle, providing a solid foundation on which we build our hardware implementation, and enhances our ability to achieve first-pass silicon success. We have a history of using several process nodes from 130nm through 14nm. In fiscal year 2015, we began investing in development of our next generation SoCs in the 14nm process node and announced our first 14 nm SoC in January 2016 and our second 14 nm SoC in January 2017.  In fiscal year 2017, we began investing in development of our next generation SoCs in the 10nm process node. We possess extensive expertise in video and imaging algorithms as well as deep sub-micron digital and mixed-signal design experience.

SoC Solution

Our SoC designs integrate HD and UHD video processing, image processing, applications processing and system functions onto a single chip, delivering exceptional video and image quality with differentiated features, including advanced wireless connectivity. Our multi-core DSP architecture is highly scalable and balances software programmability with hardware-accelerated performance to achieve extremely low power consumption and maximize camera battery life. The programmable architecture provides our customers with the flexibility they need to quickly develop a wide range of differentiated products. Additionally, our SoCs integrate mixed signal (analog/digital) functionality and high speed interfaces required for interfacing to advanced high-speed CMOS sensors and industry standard interfaces such as USB 3.0 and HDMI 2.0. Recently introduced SoCs include the following:

•

Our H3 SoC, which we announced in January 2017, supports 8K UHD AVC video resolution at 30 frames per second as well as high frame-rate video for capturing fast-action sports with 1080p video at 240 frames per second or 720p video at 480 frames per second. The H3 SOC features an advanced image processing pipeline that includes 10-bit HDR video processing and excellent imaging, even in challenging low-light conditions, and a hardware de-warp engine to support wide-angle panoramic camera designs.

•

Our 14nm H22 SoC, which we announced in January 2017, enables ultra low power 4K UHD recording with 1 watt of power consumption including DRAM. The H22 SoC includes a 1.2 GHz quad-core ARM® Cortex®-A53 CPU with floating point and NEONTM to provide significant processing power for customer applications, including UAV camera flight control, video analytics and wireless networking. The H22 SoC also supports live streaming of a second, low-delay, Full HD video stream for wireless monitoring and camera control and 3D electronic image stablization.

•

Our A9AQ SoC, introduced in January 2017, is our first AEC-Q100 qualified SoC for automotive OEM applications. The A9AQ supports e-mirror and around view monitoring, or AVM, applications, including HDR video processing with LED flicker mitigation. The A9AQ includes integrated SERDES interfaces for remote sensor modules to help reduce the total BOM cost.

Software Development Kits

We provide to our customers fully-functional software development kits with a suite of application programming interfaces or APIs, which allow customers to rapidly integrate our solution, adjust product specifications and provide additional functionality to their systems, thereby enabling them to differentiate their product offerings and reduce time to market. For example, our video streaming technology enables the camera’s image to be previewed on a smartphone, so the camera can be optimally set up and controlled remotely, or video can be streamed directly to Internet cloud services. To enable this functionality, end customers deploy our Wireless Camera Developer’s Kit, or the Kit, which enables the design of cameras that combine still photography and Full or Ultra HD video with wireless video streaming. The Kit leverages our multi-stream encoding capability which supports the recording of Full or Ultra HD video locally while simultaneously recording and streaming a second stream. This Kit enables accelerated end customer product development.

Computer Vision Technology

Computer vision is a core technology that complements our image processing and video compression technology.  Our current SoC solutions have up to four high performance ARM processors with NEONTM acceleration that provide a flexible and cost-effective manner in which to run computer vision algorithms.  We are focusing on developing advanced computer vision algorithms and high-performance, low-power hardware acceleration. We believe that enhanced computer vision performance will be critical both to our current video markets, including IP security, wearable, and UAV cameras, as well as future markets such as automotive cameras for OEM applications.

Customers

We sell our solutions to leading ODMs and OEMs globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including Axis Communications AB, Carcam Electronics Technology Co., Ltd., Dahua Technology Co., Ltd., Dajiang Innovation Technology Inc., Garmin Ltd., GoPro, Hikvision Digital Technology Co., Qihoo 360 Technology Co. Ltd., Robert Bosch GmbH and affiliated entities and XiaoYi Technology Co., Ltd., who source our solutions from ODMs including Asia Optical Co. Inc., Chicony Electronics Co., Ltd., DigiLife Technologies Co.Jabil Circuit, Inc., San Jet Technology Corp., Sercomm Corporation, and Sky Light Digital Ltd. In the infrastructure market, our solutions are designed into products from leading OEMs including Harmonic Inc., Motorola Mobility, Inc. (owned by Arris Group, Inc.) and Telefonaktiebolaget LM Ericsson, who source our solutions from leading ODMs such as Plexus Corp.

Sales to customers in Asia accounted for approximately 92%, 91% and 91% of our total revenue in the fiscal years ended January 31, 2017, 2016 and 2015, respectively. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In fiscal years 2017, 2016 and 2015, 98%, 97% and 94% of our revenue was attributable to sales of our solutions into the camera markets, respectively, and 2%, 3% and 6% of our revenue was attributable to sales of our solutions into the infrastructure market, respectively. To date, all of our sales have been denominated in U.S. dollars.

We work closely with our end customer OEMs and ODMs throughout their product design cycles that often last six to nine months for the camera market, though new products within the camera market may have longer design cycles, and 12 to 18 months for the infrastructure market. As a result, we are able to develop long-term relationships with our customers as our technology becomes embedded in their products. Consequently, we believe we are well positioned to not only be designed into our customers’ current products, but also to continually develop next-generation HD video and image processing solutions for their future products.

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

In fiscal year 2017, the customers representing 10% or more of revenue were Wintech, the Company’s logistics provider, and GoPro, Inc., or GoPro, a direct OEM customer, which accounted for approximately 60% and 19% of total revenue, respectively. The revenues for GoPro in fiscal year 2017 included only direct shipments to GoPro and did not include shipments to GoPro’s various ODMs, either directly or through Wintech. We estimated that the revenues for shipments to GoPro’s various ODMs represented an additional approximately 5% of our total revenue in fiscal 2017. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In fiscal years 2017, 2016 and 2015, sales directly and through our logistics providers to our five largest ODM and OEM customers collectively accounted for approximately 56%, 56% and 64% of our total revenues, respectively. In fiscal years 2017, 2016 and 2015, sales to our 10 largest ODM and OEM customers collectively accounted for approximately 68%, 69% and 74% of our total revenues, respectively.

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

The end markets into which we sell our products have seen significant changes as consumer preferences have evolved in response to new technologies. As a result, the composition of our revenue may differ meaningfully during periods of technology or consumer preference changes. For example, in fiscal year 2011, pocket video revenue represented approximately 40% of total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero percent of total revenue in fiscal year 2013. Conversely, our total revenue in the 2013-2017 fiscal years was primarily derived from markets for specialized video and image capture devices, such as the wearable camera market, the IP security camera market, the automotive aftermarket and the UAV camera market. We expect shifts in consumer use of video capture to continue to change over time, as more specialized use cases emerge and video capture continues to proliferate.

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

Wafer Fabrication

We have a history of using several process nodes from 130nm through 28nm. We currently manufacture the majority of our solutions in 45nm, 32nm and 28nm silicon wafer production process geometries utilizing the services of several different foundries. In fiscal year 2015, we began investing in development of our next generation SoCs in the 14nm process node, and we announced our first 14nm SoC in January 2016 and our second 14nm SoC in January 2017. Beginning in fiscal year 2017, we began investing in development of our next generation SoCs in the 10nm process node. Currently, the majority of our SoCs are supplied by Samsung Electronics Co., Ltd., or Samsung, in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully-assembled and tested products as well as tested die in wafer form for assembly. We also have products supplied by Global UniChip Corporation, or GUC, in Taiwan, from whom we purchase fully-assembled and tested products. The wafers used by GUC in the assembly of our products are manufactured by Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, in Taiwan.

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

Research and Development

We believe our technology is a competitive advantage and we engage in substantial research and development efforts to develop new products and integrate additional features and capabilities into our HD and UHD video processing solutions. We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. As of January 31, 2017, 73% of our employees are in engaged in research and development. Our research and development team is comprised of both semiconductor and software designers. Our semiconductor design team has extensive experience in large-scale semiconductor design, including architecture description, logic and circuit design, implementation and verification. Our software design team has extensive experience in development and verification of software for the HD video market. Because the integration of hardware and software is a key competitive advantage of our solutions, our hardware and software design teams work closely together throughout the product development process. The experience of our hardware and software design teams enables us to effectively assess the tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented in hardware and in software.

We have assembled a core team of experienced engineers and systems designers in four research and development design centers located in the United States, China, Italy and Taiwan.

For the fiscal years ended January 31, 2017, 2016 and 2015, our research and development expense was $101.2 million, $82.9 million and $58.0 million, respectively.

Competition

The global semiconductor market in general, and the video and image processing markets in particular, are highly competitive. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as we enter new markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation, or Sony, and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd., or HiSilicon, and Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation. In the IP security camera market, our primary competitors include Geo Semiconductor, Inc., Grain Media, Inc., which was recently acquired by Novatek Microelectronics Corp., or Novatek, HiSilicon, Intel Corporation, or Intel, Movidius Ltd., which was recently acquired by Intel,  OmniVision Technologies, Inc., Qualcomm Incorporated, or Qualcomm,  Realtek Semiconductor Corp., Socionext, and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp., NXP Semiconductors N.V., Sunplus Technology Co. Ltd., and Texas Instruments. Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include Intel, Magnum Semiconductor, Inc. and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors enter these markets.

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

Our ability to compete successfully in the rapidly evolving HD video market depends on several factors, including:

•	the design and manufacturing of new solutions, including software, that anticipate the video processing and integration needs of our customers’ next-generation products and applications;
•	performance, as measured by video and still picture image quality, resolution and frame processing rates;
•	power consumption;
•	the ease of implementation by customers;
•	the strength of customer relationships;
•	the selection of the foundry process technology and architecture tradeoffs to meet customers’ product requirements in a timely manner;
•	reputation and reliability;
•	customer support; and
•	the cost of the total solution.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2017, we had 55 issued and allowed patents in the United States plus 39 additional continuation patents, five patents issued in Europe, five issued patents in China, five issued patents in Japan and 50 pending and provisional patent applications in the United States. The issued and allowed patents in the United States expire beginning in 2024 through 2035. Many of our issued patents and pending patent applications relate to image and video processing and HD video compression.

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

Employees

At January 31, 2017, we employed a total of 669 people, including 146 in the United States, 482 in Asia, primarily in China and Taiwan and 40 in Europe. We also engage temporary employees and consultants. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be significantly harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM.

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, higher than normal customer inventory levels at GoPro, Inc., or GoPro, significantly impacted our revenue in the fiscal quarter ended January 31, 2016 and in the first half of fiscal year 2017, and we expect that similar high inventory levels at GoPro will negatively impact our revenue in the first half of our fiscal year 2018. As we do not control our customers’ purchasing decisions or inventory levels relating to our SoCs, this could occur again. If other products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

Similarly, even if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM. For example, we believe that GoPro, our largest OEM customer, will use a competing solution in one of its mainstream cameras in its next product release cycle, which would have a significant negative impact on our revenue in fiscal year 2018 and beyond. In fiscal year 2017, the revenues for direct shipments to GoPro accounted for approximately 19% of our total revenue. We estimated that the revenues for shipments to GoPro’s various ODMs represented an additional approximately 5% of our total revenue in fiscal year 2017. We anticipate that revenue from GoPro will represent a significantly smaller percentage of our total revenue in fiscal year 2018 and beyond.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal years 2017, 2016 and 2015, sales directly and through our logistics providers to our five largest ODM and OEM customers collectively accounted for approximately 56%, 56% and 64% of our total revenue, respectively. In fiscal years 2017, 2016 and 2015, sales to our ten largest ODM and OEM customers collectively accounted for approximately 68%, 69% and 74% of our total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, we believe that GoPro will use a competing solution in one of its mainstream cameras in its next product release cycle, which would have a significant negative impact on our revenue in fiscal year 2018 and beyond. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations.

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

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products. For example, higher than normal customer inventory levels at GoPro significantly impacted our revenue in the fiscal quarter ended January 31, 2016 and in the first half of fiscal year 2017, and we expect that similar high inventory levels at GoPro will negatively impact our revenue in the first half of our fiscal year 2018. As we do not control our customers’ purchasing decisions or inventory levels relating to our SoCs, this could occur again. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

To date, our revenue has been attributable to demand for our video and image processing SoCs in the camera and infrastructure markets and the growth of these overall markets. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We now derive substantially all of our revenue from the camera market, and our operating results are increasingly affected by trends in the camera market. These trends include demand for higher resolution, increasing functionality, longer battery life, greater storage, connectivity requirements and computer vision technology, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted the camera market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. If our target markets, such as wearable cameras, automotive cameras, IP security cameras, and unmanned aerial vehicle cameras, also referred to as UAVs, drones or flying cameras, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

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

We are focused on selling our video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in new markets we intend to address, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process and, even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved a significant design win and projected substantial future revenue from that end customer as a result of that design win. Subsequently, based on changes in that end customer’s assessment of the consumer market, among other factors, the end customer abruptly shut down its business unit with which we achieved the design win, with no notice to us. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products. For example, we believe that GoPro, our largest OEM customer in fiscal year 2017, will use a competing solution in one of its mainstream cameras in its next product release cycle, which would have a significant negative impact on our revenue in fiscal year 2018 and beyond.

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

The global semiconductor market in general, and the video and image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, functionality, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as large OEMs grow their internal resources and potentially develop their own semiconductor solutions. In addition, as we move into new markets, such as the OEM automotive market, we will face competition from larger competitors with longer histories in these markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation, or Sony, and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd., or HiSilicon, and Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation. In the IP security camera market, our primary competitors include Geo Semiconductor, Inc., Grain Media, Inc., which was recently acquired by Novatek Microelectronics Corp., or Novatek, HiSilicon, Intel Corporation, or Intel, Movidius Ltd., which was recently acquired by Intel, OmniVision Technologies, Inc., Qualcomm Incorporated, or Qualcomm,  Realtek Semiconductor Corp., Socionext, and Texas Instruments Incorporated, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp., NXP Semiconductors N.V., Sunplus Technology Co. Ltd., and Texas Instruments.  Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include Intel, Magnum Semiconductor, Inc. and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors enter these markets.

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

From inception through January 31, 2017, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive substantially all of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

In the past several years, substantially all of our revenue was generated from sales of our products to OEMs and ODMs of high-definition, or HD, video cameras. Our future revenue growth, if any, will depend in part on our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, the automotive camera market, and the UAV market, as well as emerging markets such as the virtual reality camera and automotive OEM markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. For example, we expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, wearable, UAV, and automotive camera markets.  As a result, we believe that our ability to develop advanced computer vision technology, and gain customer acceptance of our technology, will be critical to our future success. In addition, we anticipate that as we move into new markets, such as the OEM automotive market, we will face competition from larger competitors with longer histories in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully with our solutions, our revenue could decline.

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

If we fail to penetrate these or other new markets we are targeting, our revenue likely will decrease over time and our financial condition would likely suffer.

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

We sell a significant percentage of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 60%, 67% and 57% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

Deterioration of the financial conditions of our customers could adversely affect our operating results.

Deterioration of the financial condition of our logistics providers or customers could adversely impact our collection of accounts receivable. We regularly review the collectibility and creditworthiness of our logistics providers and customers to determine an appropriate allowance for doubtful receivables. Based on our review of our logistics providers and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for doubtful receivables, our operating results would be negatively impacted.

If we do not sustain our growth rate, we may not be able to execute our business plan and our operating results could suffer.

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016, but decreased to $310.3 million in fiscal year 2017. We may not achieve similar growth rates in future periods. For example, we currently anticipate that our revenue growth rate will be relatively flat in fiscal year 2018 compared to the fiscal year 2017. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

If we are unable to manage any future growth, we may not be able to execute our business plan and our operating results could suffer.

Our business has grown rapidly. Our future operating results depend to a large extent on our ability to successfully manage any expansion and growth, including the challenges of managing a company with headquarters in the United States and the majority of its employees in Asia. We are increasing our investment in research and development and other functions to grow our business and address new markets. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $101.2 million, $82.9 million and $58.0 million in fiscal years 2017, 2016 and 2015, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions with increased functionality, such as analytics or computer vision capabilities. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 10 nm, can cost significantly more than required to develop in 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our customers purchase components used in the manufacture of their cameras from various sources of supply, often involving several specialized components, including lenses and sensors. Any supply shortage or delay in delivery by third-party component suppliers, or a third-party supplier’s cessation or shut down of its business, may prevent or delay production of our customers’ products. In addition, replacement or substitute components may not be available on commercially reasonable terms, or at all. As a result of delays in delivery or supply shortages of third-party components, orders for our solutions may be delayed or canceled and our business may be harmed. For example, a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in the second and third quarters of fiscal year 2017. Similarly, errors or defects within a camera system or in the manner in which the various components interact could prevent or delay production of our customers’ products, which could harm our business.

We outsource our wafer fabrication, assembly and testing operations to third parties, and if these parties fail to produce and deliver our products according to requested demands in specification, quantity, cost and time, our reputation, customer relationships and operating results could suffer.

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, assembly and testing. Currently, the majority of our SoCs are supplied by Samsung in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully assembled and tested products as well as tested die in wafer form for assembly. Samsung subcontracts the assembly and initial testing of the assembled chips it supplies to us to Signetics Corporation and STATS ChipPAC Ltd. In the case of purchases of tested die from Samsung, we contract the assembly to Advanced Semiconductor Engineering, Inc., or ASE. We also have products supplied by Global UniChip Corporation, or GUC, in Taiwan, from whom we purchase fully assembled and tested products. The wafers used by GUC in the assembly of our products are manufactured by TSMC in Taiwan. The assembly is done by GUC subcontracted assembly suppliers ASE, and Powertech Technology Inc, or PTI. Final testing of all of our products is handled by King Yuan Electronics Co., Ltd. or Sigurd Corporation under the supervision of our engineers. We depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. We do not have any long-term supply agreements with any of our manufacturing suppliers. If one or more of these vendors terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales and damage our customer relationships.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, such as 14nm or 10nm process nodes, and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 14nm, we are increasingly dependent upon Samsung and TSMC, who are two of the few foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end-customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. For example, our patents and patent applications could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in China is relatively weak, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission, or the SEC, has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. While these requirements continue to be the subject of litigation and, as a result, uncertainty, we have incurred, and will continue to incur, additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

The majority of our products are manufactured by or receive components from third-party contractors located in South Korea, Taiwan and Japan. The risk of an earthquake or tsunami in South Korea, Taiwan, Japan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. For example, in December 2006 a major earthquake occurred in Taiwan and in March 2011 a major earthquake and tsunami occurred in Japan. Although we are not aware of any significant damage suffered by our third-party contractors as a result of those natural disasters, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry vendor or assembly and test capacity. Most recently, a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in the second and third quarters of fiscal year 2017. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, or at all.

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

We are subject to regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, which are costly to comply with, and our failure to comply with these requirements could harm our business and operating results.

We are subject to disclosure and compliance requirements associated with being a public company, including but not limited to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. Compliance with Section 404 requires a significant amount of time, expenses and diversion of internal resources. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to maintain effective controls over financial reporting, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC, or other regulatory authorities.  Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our ordinary shares. Any inability to provide reliable financial reports or prevent fraud could harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. We cannot assure you that in the future we will be able to continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, on October 5, 2015 the Organization for Economic Co-operation and Development (the “OECD”), which represents a coalition of member countries, released its final reports from the BEPS Action Plans. The final reports include recommendations covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. These changes, which have been or are in the process of being adopted by numerous countires, could increase uncertainties and may adversely affect our provision for income taxes. The U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. Although none of these proposed U.S. tax law changes has yet been enacted, and they may never be enacted in their current forms, it is possible that these or other changes in the U.S. tax laws could significantly increase our U.S. income tax liability in the future.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2017 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2018 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business may adversely affect our operating results.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 92%, 91% and 91% of our total revenue in fiscal years 2017, 2016 and 2015, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of January 31, 2017, we had approximately $100.8 million in securities investments. The investments consisted primarily of money market funds, demand deposits, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

Our principal executive offices are located in Santa Clara, California, consisting of approximately 49,000 square feet of office space under a lease that expires in May 2020. This facility accommodates our principal sales, marketing, research and development, finance, and administration activities. We lease approximately 63,500 square feet of office space in Hsinchu, Taiwan under lease agreements that automatically renew each year. The Taiwan facility accommodates research and development, business development, operations, and administration support. We lease approximately 34,500 square feet of office space in Shanghai and Shenzhen, China, under leases that expire in November 2017 and September 2018, respectively, to support research and business development. We lease additional facilities in Italy for research and development, in Hong Kong for sales and inventory warehousing and in Japan and South Korea for our local business development personnel.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2017:

	Approximate
	Square
Major Locations	Footage	Usage
United States:
Santa Clara, California	49,000	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration
Asia Pacific:
Hsinchu, Taiwan	63,500	Research and Development; Business Development; Operations; Administration
Shanghai, China	15,500	Research and Development; Business Development
Shenzhen, China	19,000	Research and Development; Business Development
Kowloon, Hong Kong	9,000	Sales; Warehousing
Shin-Yokohama, Japan	1,300	Business Development
SeongNam, South Korea	1,500	Business Development

Europe:
Parma, Italy	4,500	Research and Development

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Ordinary Shares

Our ordinary shares have been traded on the NASDAQ Global Market under the symbol “AMBA” since October 10, 2012. Prior to that date, there was no public trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per ordinary share as reported by the NASDAQ Global Market:

	Price Range
	High	Low
Year Ended January 31, 2017:
Fourth Quarter	$65.78	$46.80
Third Quarter	$74.95	$55.75
Second Quarter	$59.87	$35.26
First Quarter	$47.44	$33.39
Year Ended January 31, 2016:
Fourth Quarter	$64.95	$34.60
Third Quarter	$119.99	$49.00
Second Quarter	$129.19	$70.39
First Quarter	$77.39	$48.50

On March 17, 2017, there were 38 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders. On March 17, 2017, the last reported sale price of our stock was $56.34 per ordinary share as reported by the NASDAQ Global Market.

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

The following graph shows a comparison from October 10, 2012 (the date our ordinary shares commenced trading on the NASDAQ) through January 31, 2017 of the cumulative total return for our ordinary shares, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Comparison of 51 months Cumulative Total Return

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

As of January 31, 2017, we had repurchased a total of 405,089 shares for approximately $20.2 million in cash under the repurchase program. No shares were repurchased under the program in the three months ended January 31, 2017.

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

Selected Consolidated Statements of Operations Data:

	Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Revenue	$310,297	$316,373	$218,278	$157,608	$121,066
Income from operations	$60,363	$84,679	$51,861	$27,917	$19,906
Net income	$57,810	$76,508	$50,571	$25,654	$18,188
Net income per share attributable to ordinary shareholders:
Basic	$1.77	$2.42	$1.70	$0.93	$0.64
Diluted	$1.68	$2.27	$1.57	$0.85	$0.60

Selected Consolidated Balance Sheet Data:

	As of January 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash, cash equivalents and marketable securities	$405,394	$307,893	$207,994	$143,394	$100,494
Working capital	414,139	320,828	229,889	151,834	108,318
Total assets	512,271	410,615	284,284	183,307	138,603
Total liabilities	57,637	61,159	47,073	26,946	26,271
Total shareholders' equity	454,634	349,456	237,211	156,361	112,332

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have adopted this standard in the fourth quarter of fiscal year 2016 on a prospective basis. The adoption of this new guidance resulted in all deferred tax assets and liabilities being classified as noncurrent in the consolidated balance sheet as of January 31, 2016. The prior periods were not restated for this presentation standard.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading developer of semiconductor processing solutions for video that enable high-definition, or HD, video capture, analysis, sharing, and display. A device that captures video includes four primary components: a lens, an image sensor, a video processor and storage memory. The video processor converts raw video input into a format that can be stored, analyzed and distributed efficiently and, in some cases, analyzes the video data to automate processes. We combine our processor design capabilities with our expertise in video, image processing and computer vision algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. Our system-on-a-chip, or SoC, designs fully integrate HD video processing, image processing and analysis, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption.

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content in wearable cameras, automotive cameras, Internet Protocol, or IP, security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs, drones or flying cameras, and virtual reality cameras, also referred to as 360° cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications.

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

Fiscal Year 2017 Financial Highlights and Trends

•

We recorded revenue of $310.3 million, a decrease of 1.9% as compared to fiscal year 2016. The decrease in revenue was primarily due to significant revenue decline in the wearable sports camera market in the first half of fiscal year 2017. The decreased revenue from the wearable sports camera market was partially offset by strong growth in the home security and monitoring, UAV and the non-sports wearable markets in fiscal year 2017. In the professional IP security market, we experienced a decline in revenue in fiscal year 2017, predominantly from customers located in the China region. Although revenue from the automotive aftermarket, which is dominated by demand from Asia, was down from fiscal year 2016 due to declining business from China, revenue from recording systems installed as original equipment in automobiles helped offset the decline. Despite the revenue growth in the wearable sports camera market in the second half of fiscal year 2017, we anticipate continued decline in this market in the first half of fiscal year 2018 as a result of high inventory levels at GoPro, Inc., or GoPro. In addition, we anticipate that the incorporation of a competitive chip for at least one main stream camera product in GoPro’s next product release cycle will significantly and adversely impact our revenues in the second half of fiscal year 2018 and beyond. In fiscal year 2017, infrastructure revenue declined as a percentage of total revenue from 3.0% for the twelve months ended January 31, 2016 to 2.4% for the twelve months ended January 31, 2017. We anticipate that infrastructure revenue will continue to decline as a percentage of total revenue for the foreseeable future.

•

We experienced a moderate adverse impact to our business in the second and third quarters of fiscal year 2017 due to the disruption in supply of image sensors from Sony Corporation, or Sony, to our customers resulting from damage to Sony’s production facility caused by the April 2016 earthquake in Kumamoto, Japan. This disruption in image sensor supply impacted our customers’ ability to build or launch camera devices and, as a result, impacted the timing and scope of demand for our SoCs in fiscal year 2017. We believe that, during the fourth quarter of fiscal year 2017, this adverse impact became immaterial and will not continue into fiscal year 2018.

•

We recorded operating income of $60.4 million, a decrease of 28.7% as compared to fiscal year 2016, primarily due to decreased total revenue, increased stock-based compensation expense, as well as increased research and development costs as a result of increased headcount and costs associated with new SoC development, especially in automotive and computer vision markets.

•

We generated cash flows from operating activities of $113.3 million in fiscal year 2017, as compared to $123.6 million in fiscal year 2016. The decreased cash flows from operating activities were primarily due to decreased net income as a result of decreased revenue, adjusted for increased non-cash stock-based compensation expense. The decrease in cash flows from operating activities also was attributable to increased inventory purchases and decreased deferred revenue associated with the timing of inventory shipments by our logistics providers. The decrease was partially offset by increased liabilities associated with the timing of payments to suppliers.

•

We invested an additional $60.0 million of cash in debt securities in fiscal year 2017. The investments are highly liquid, short-term marketable securities and classified as available-for-sale securities.

•

On May 31, 2016, our Board of Directors authorized the repurchase of up to $75.0 million of our ordinary shares over a six-month period. On November 29, 2016, our Board of Directors extended the duration of the repurchase program until June 30, 2017. Repurchases may be made from time-to-time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of January 31, 2017, we had repurchased a total of 405,089 shares for approximately $20.2 million in cash under the repurchase program.

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

Shifting Consumer Preferences. Our revenue is subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities, and the rapid adoption of smartphones by consumers, led to the decline of pocket video cameras aimed at the video and image capture market. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable, IP security, UAV and automotive cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes in the market to continue to impact our business performance.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Since that time, we have developed technologies to provide solutions for new markets such as the wearable, IP security, UAV and automotive camera markets. We believe these new markets can continue to facilitate revenue growth and customer diversification. Since fiscal year 2013, the wearable sports and professional IP security markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. While we will continue to expand our end market exposure, such as to home security and monitoring cameras, non-sports wearable cameras, UAVs, automotive and computer vision markets and virtual reality cameras, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

Ability to Capitalize on Connectivity and Computer Vision Trends. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable, IP security, UAV and automotive cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable and UAV cameras allow consumers to quickly stream or upload video and images to social media platforms. In addition, we expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, wearable, UAV, and automotive camera markets. As a result, we believe that our ability to develop advanced computer vision technology, and gain customer acceptance of our technology, will be critical to our future success.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2017	2016	2015
	(dollars in thousands)
Revenue	$310,297	$316,373	$218,278
Cost of revenue	105,283	111,029	79,142
Gross profit	205,014	205,344	139,136
Operating expenses:
Research and development	101,205	82,927	57,978
Selling, general and administrative	43,446	37,738	29,297
Total operating expenses	144,651	120,665	87,275
Income from operations	60,363	84,679	51,861
Other income	518	530	175
Income before income taxes	60,881	85,209	52,036
Provision for income taxes	3,071	8,701	1,465
Net income	$57,810	$76,508	$50,571

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2017	2016	2015
Revenue	100%	100%	100%
Cost of revenue	34	35	36
Gross profit	66	65	64
Operating expenses:
Research and development	33	26	27
Selling, general and administrative	14	12	13
Total operating expenses	47	38	40
Income from operations	19	27	24
Other income	—	—	—
Income before income taxes	19	27	24
Provision for income taxes	1	3	1
Net income	18%	24%	23%

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

We typically experience seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being the highest revenue quarter. This fluctuation has been driven primarily by increased sales in consumer camera markets as our customers build inventories in preparation for the holiday shopping season. More generally, our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, cost of fabrication of mask sets for prototype products, and allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development, especially in automotive and computer vision markets.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated depreciation and facility expenses. We expect our selling, general and administrative expense to increase in absolute dollars as we continue to maintain the infrastructure and expand the size of our sales and marketing organization to support our anticipated business growth.

Other Income

Other income consists primarily of interest income from investment and net of gains and losses from foreign currency transactions and remeasurements.

Provision for Income Taxes

We are incorporated and domiciled in the Cayman Islands and also conduct business in several countries such as the United States, China, Taiwan, Hong Kong, Italy, South Korea and Japan, and we are subject to taxation in those jurisdictions. The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. The Company currently does not operate under any tax holidays in any jurisdiction. Our worldwide operating income is subject to varying tax rates and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. It is also subject to fluctuation from changes in the valuation of our deferred tax assets and liabilities; tax benefits from excess stock-based compensation deductions; transfer pricing adjustments and the tax effects of nondeductible compensation. We have historically had lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

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

Comparison of the Fiscal Years Ended January 31, 2017, 2016 and 2015

Revenue

				Change
	Year Ended January 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$310,297	$316,373	$218,278	$(6,076)	(1.9)%	$98,095	44.9%

Revenue decreased slightly for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016. The decrease was primarily due to significant revenue decline in the wearable sports camera market in the first half of fiscal year 2017. The decreased revenue from the wearable sports camera market was partially offset by strong growth in the home security and monitoring, UAV and the non-sports wearable markets in fiscal year 2017. In the professional IP security market, we experienced a decline in revenue in fiscal year 2017, predominantly from customers located in the China region. Although revenue from the automotive aftermarket, which is dominated by demand from Asia, was down from fiscal year 2016 due to declining business from China, revenue from recording systems installed as original equipment in automobiles helped offset the decline. Despite the revenue growth in the wearable sports camera market in the second half of fiscal year 2017, we anticipate continued decline in this market in the first half of fiscal year 2018 as a result of high inventory levels at GoPro. In addition, we anticipate that the incorporation of a competitive chip for at least one main stream camera product in GoPro’s next product release cycle will significantly and adversely impact our revenues in the second half of fiscal year 2018 and beyond. In fiscal year 2017, infrastructure revenue declined as a percentage of total revenue from 3.0% for the twelve months ended January 31, 2016 to 2.4% for the twelve months ended January 31, 2017. We anticipate that infrastructure revenue will continue to decline as a percentage of total revenue for the foreseeable future.

Revenue increased for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015 primarily due to strong demand for our SoCs in the IP security, UAV, automotive aftermarket and wearable sports camera markets. The strong growth in the IP security camera markets reflected a broader adoption of our S2L SoC by customers in the professional security market as well as in the home security and monitoring market. Despite the strong revenue growth in the IP security camera markets, we experienced some softness in the China region, which partially offset stronger growth in other geographic regions in the period. Although UAVs were in the early stage of market adoption in fiscal year 2016, we had experienced strong growth due to launch of new models and initial adoptions by existing and new customers. In the automotive aftermarket, which is dominated by demand from Asia, revenues grew as customer demand for more feature-rich products increased which is well suited to our product offerings. Although the revenue in the wearable sports camera market increased in fiscal year 2016 as compared to fiscal year 2015, there was a significant year-over-year decline in this market in the second half of fiscal year 2016 as a result of high inventory levels at GoPro. The increased revenues in the camera markets were partially offset by a year-over-year decline in the infrastructure market resulting from continued weak market conditions in the United States and Europe, as system manufacturers continue to delay investment in network upgrades to the new H.265 compression technology. Infrastructure revenue declined as a percentage of total revenue from 6.0% for the twelve months ended January 31, 2015 to 3.0% for the twelve months ended January 31, 2016.

Cost of Revenue and Gross Margin

				Change
	Year Ended January 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$105,283	$111,029	$79,142	$(5,746)	(5.2)%	$31,887	40.3%
Gross profit	205,014	205,344	139,136	(330)	(0.2)%	66,208	47.6%
Gross margin	66.1%	64.9%	63.7%	—	1.2%	—	1.2%

Cost of revenue decreased for the twelve months ended January 31, 2017 primarily due to decreased revenue compared to the same period in fiscal year 2016. The decrease was also attributable to cost reductions received from suppliers for certain SoCs that reached lifetime purchase volume milestones.

Cost of revenue increased for the twelve months ended January 31, 2016 primarily due to increased revenue compared to the same period in fiscal year 2015. The increase was partially offset by cost reductions received from suppliers for certain SoCs due to increased purchase volumes.

Gross margin increased for the twelve months ended January 31, 2017 compared to the same period in fiscal year 2016 primarily due to approximately $2.9 million of benefits received from the recovery and sale of inventory previously written down as a result of historical yield loss in the manufacturing process. These benefits contributed approximately 1.0% of gross margin in fiscal year 2017. The increased gross margin was also attributable to strong mix of products across the wearable sports camera, UAV and automotive camera markets that generated gross margin improvements. We anticipate that gross margin will decrease over the next twelve months as the percentage of our total revenue from the consumer and professional IP security markets increases while the percentage of revenue from the wearable sports camera market declines.

Gross margin increased for the twelve months ended January 31, 2016 compared to the same period in fiscal year 2015 primarily due to a higher percentage of revenues associated with shipments of higher gross margin SoCs into the wearable sports, UAV and automotive camera markets. The increase was partially offset by continuing revenue decline in the higher gross margin infrastructure business, and in fiscal year 2016, the introduction of the lower margin S2L SoC into the price competitive Asia IP security camera market. Infrastructure revenue declined as a percentage of total revenue from 6.0% for the twelve months ended January 31, 2015 to 3.0% for the twelve months ended January 31, 2016.

Research and Development

				Change
	Year Ended January 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$101,205	$82,927	$57,978	$18,278	22.0%	$24,949	43.0%

Research and development expense increased for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016 primarily due to increases in engineering headcount and SoC development cost. Our research and development engineering headcount increased to 491 at January 31, 2017 compared to 460 at January 31, 2016. The increased engineering headcount resulted in increases in salary related expenses of approximately $3.7 million in fiscal year 2017. The increased salary related expenses were partially offset by approximately $0.8 million of one-time sign-on bonus and non-compete bonus for certain VisLab S.r.l., or VisLab, shareholder employees that were recorded in the second quarter of fiscal year 2016 that did not recur in fiscal year 2017. The increased research and development expense was also attributable to additional stock-based compensation of approximately $10.6 million for the twelve months ended January 31, 2017, as a result of the issuance of options, restricted stock, and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees, and performance stock program for executives. SoC development related costs increased by approximately $4.6 million due to new SoC development, especially in the automotive and computer vision markets.

Research and development expense increased for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015 primarily due to increases in engineering headcount, product development costs and facility allocation costs. Our research and development engineering headcount increased to 460 at January 31, 2016 compared to 365 at January 31, 2015, including 33 employees hired as a result of the VisLab acquisition in the second quarter of fiscal year 2016. The increased engineering headcount resulted in increases in salary related expenses of approximately $7.8 million in fiscal year 2016. The increase was also attributable to additional stock-based compensation of approximately $10.4 million in fiscal year 2016, as a result of the issuance of options and restricted stock and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the increase in the stock price of our ordinary shares in the first half of fiscal year 2016. The product development cost increased by approximately $5.5 million in fiscal year 2016. The increased engineering headcount also resulted in additional facility allocation costs of approximately $1.4 million for the twelve months ended January 31, 2016.

Selling, General and Administrative

				Change
	Year Ended January 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$43,446	$37,738	$29,297	$5,708	15.1%	$8,441	28.8%

Selling, general and administrative expense increased for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016 primarily due to increased stock-based compensation. Stock-based compensation increased by approximately $6.7 million as a result of the issuance of options, restricted stock, and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and performance stock program for executives. The increase was partially offset by decrease of approximately $0.7 million in expense for outside professional services for the twelve months ended January 31, 2017. The decreased outside professional service expense was primarily due to legal expenses incurred to support the VisLab acquisition in fiscal year 2016 that did not recur in fiscal year 2017.

Selling, general and administrative expense increased for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015 primarily due to increases in headcount and outside professional services. Our selling, general and administrative headcount increased to 163 at January 31, 2016 compared to 144 at January 31, 2015, resulting in an increase in salary related expenses of approximately $2.9 million in fiscal year 2016. The increase was also attributable to additional stock-based compensation of approximately $4.7 million in fiscal year 2016, as a result of the issuance of options, restricted stock and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and the increase in the stock price of our ordinary shares in the first half of fiscal year 2016. In addition, we incurred approximately $0.8 million of additional expenditures on outside professional services for the twelve months ended January 31, 2016 to support the VisLab acquisition in the second quarter of fiscal year 2016.

Other Income

				Change
	Year Ended January 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Other income	$518	$530	$175	$(12)	(2.3)%	$355	202.9%

The decrease in other income for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016 was primarily due to approximately $344,000 of net loss from fluctuations in exchange rates in foreign currency transactions. The net loss was partially offset by approximately $316,000 of additional net interest income from marketable security investments as a result of increased investment in fiscal year 2017.

The increase in other income for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015 was primarily due to approximately $170,000 of additional net interest income from marketable security investments and an increase of approximately $178,000 of net gains from fluctuations in exchange rates in foreign currency transactions.

Provision for Income Taxes

				Change
	Year Ended January 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Provision for income taxes	$3,071	$8,701	$1,465	$(5,630)	(64.7)%	$7,236	493.9%
Effective tax rate	5%	10%	3%	—	(5)%	—	7%

Income tax expense and effective tax rate decreased primarily due to approximately $ 4.2 million less valuation allowance recorded on our U.S. federal research and development credit carryforwards in fiscal year 2017 compared to fiscal year 2016. The decrease was also attributable to approximately $3.3 million increase in tax benefits from excess stock-based compensation deductions following the adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, in the first quarter of fiscal year 2017.

Income tax expense and effective tax rate increased in fiscal year 2016 as compared to fiscal year 2015 primarily due to a favorable change in our geographic mix of profits, offset by $6.1 million of valuation allowance related to our U.S. federal research and development credit carryforwards

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$113,314	$123,561	$52,258
Net cash used in investing activities	(45,734)	(34,796)	(40,061)
Net cash provided by (used in) financing activities	(12,764)	9,000	14,700
Net increase in cash and cash equivalents	$54,816	$97,765	$26,897

Net Cash Provided by Operating Activities

Fiscal year 2017 compared to fiscal year 2016: Cash provided by operating activities decreased primarily due to decreased net income as a result of decreased revenue, adjusted for increased non-cash stock-based compensation expense. The decrease also was attributable to increased inventory purchases and decreased deferred revenue associated with the timing of inventory shipments by our logistics providers. The decrease was partially offset by increased liabilities associated with the timing of payments to suppliers.

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

Net Cash Used in Investing Activities

Fiscal year 2017 compared to fiscal year 2016: Net cash used in investing activities increased primarily due to an additional $62.8 million investment in debt securities in fiscal year 2017. The increase was partially offset by the receipt of approximately $22.5 million in cash from selling and maturities of debt securities and $30.0 million of cash payment for the VisLab acquisition in the second quarter of fiscal year 2016 that did not recur in fiscal year 2017.

Fiscal year 2016 compared to fiscal year 2015: Net cash used in investing activities decreased primarily due to the receipt of approximately $28.6 million in cash from selling and maturities of debt securities and approximately $7.0 million less of debt securities purchased during the period. The decrease was partially offset by the payment of $30.0 million in cash for the acquisition of VisLab in the second quarter of fiscal year 2016.

Net Cash Provided by (Used in) Financing Activities

Fiscal year 2017 compared to fiscal year 2016: Net cash provided by financing activities decreased primarily due to the payment of $20.2 million in cash for the repurchase of our ordinary shares under our stock repurchase program in the second quarter of fiscal year 2017. The decrease was also attributable to approximately $1.6 million less in cash proceeds from option exercises in fiscal year 2017.

Fiscal year 2016 compared to fiscal year 2015: Net cash provided by financing activities decreased primarily due to approximately $2.4 million of decreased option exercises and approximately $3.3 million less of excess tax benefits associated with stock-based compensation.

Stock Repurchase Program

On May 31, 2016, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $75.0 million in the aggregate of our ordinary shares over a six-month period. On November 29, 2016, our Board of Directors extended the duration of the repurchase program until June 30, 2017. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of January 31, 2017, we had repurchased a total of 405,089 shares for approximately $20.2 million in cash under the repurchase program.

Sources of Liquidity

As of January 31, 2017 and 2016, we had cash, cash equivalents and marketable securities of approximately $405.4 million and $307.9 million, respectively. During the past three fiscal years, we invested a total of $100.0 million in highly liquid, short-term marketable securities. As of January 31, 2017, these securities had a fair value of approximately $100.8 million with insignificant unrealized losses caused by fluctuations in market value and interest rates. We hold these investments as available-for-sale securities and mark them to market.

Operating and Capital Expenditure Requirements

We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years 2009 to 2017. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2017:

	Payment Due by Period as of January 31, 2017
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities under operating leases (1)	$7,207	$2,317	$3,827	$1,063	$—	$—
Technology license or other obligations under operating leases (2)	701	475	226	—	—	—
Purchase obligations (3)	23,902	23,902	—	—	—	—
Unrecognized tax benefits, including interest (4)	1,905	—	—	—	—	1,905
Total	$33,715	$26,694	$4,053	$1,063	$—	$1,905

(1)

Facilities under operating leases represent facilities with initial lease terms in excess of one year. They are located in Santa Clara (California), China, Hong Kong, and Japan. The lease for our Santa Clara headquarters has a seven-year term and terminates in fiscal year 2021. The lease for our Shanghai facility has a seven-year term and terminates in fiscal year 2018. The lease for our Shenzhen facility has a three-year term and terminates in fiscal year 2019. The Hong Kong facility has a five-year term and terminates in fiscal year 2022. The lease for our Japan facility has a two-year term and terminates in fiscal year 2020.

(2)	Technology license obligations under operating leases represent future cash payments for software or other technology licenses which are used in product design or daily operation.

(3)	Purchase obligations consist primarily of inventory purchase obligations with our independent contract manufacturers.
(4)

Unrecognized tax benefits, including interest, represent our liabilities for uncertain tax positions as of January 31, 2017. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain employees to align their interests with the interests of existing shareholders. We recognize that these stock-based awards will dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2017, we had a total of 3.9 million outstanding stock options and unvested restricted stock and restricted stock units, which will potentially dilute our earnings per share. This potential dilution will only result if outstanding options vest and are exercised and restricted stock and restricted stock units vest and are settled. As of January 31, 2017, 88% of our outstanding options had exercise prices less than the then market price of our ordinary shares.

Off-Balance Sheet Arrangements

As of January 31, 2017, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Arrangements with certain OEM customers provide for pricing that is dependent upon the end products into which our SoCs are used. These arrangements may also entitle us to a share of the product margin ultimately realized by the OEM. The minimum guaranteed amount of revenue related to the sale of products subject to these arrangements is recognized when all other elements of revenue recognition are met. Any amounts at the date of shipment invoiced in excess of the minimum guaranteed contract price are deferred until the additional amounts we are entitled to are fixed or determinable. Additional amounts earned by us resulting from margin sharing arrangements and determination of the end products into which the products are ultimately incorporated are recognized when end customer sales volume is reported to us. Revenue from margin sharing arrangements was not material for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

We also enter into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. We do not sell separately any of these components and do not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. Revenue from engineering service agreements was not material for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents. Investments that are highly liquid with original maturities at the time of purchase greater than three months are considered as marketable securities.

We classify these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The amortization of premiums and accretion of discounts and the realized gains and losses are both recorded in other income (loss), net in the consolidated statements of operations. We review our investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, we consider the following factors: 1) general market conditions, 2) the duration and extent to which the fair value is less than cost, 3) our intent and ability to hold the investment.

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

Inventory Valuation

We record inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decreases, additional inventory write-downs may be required. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There have been no material inventory losses recognized to date.

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

Goodwill and In-Process Research and Development

Goodwill and in-process research and development, or IPR&D, are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We have a single reporting unit for goodwill impairment test purposes based on our business and reporting structure.

We do not amortize goodwill. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life.

Stock-Based Compensation

We measure stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognizes that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. We determine the fair value of restricted stock and restricted stock units based on the fair market value of our ordinary shares on the grant date. We use the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. The expected term is calculated using the simplified method as prescribed in the guidance provided by the Securities and Exchange Commission, as neither relevant historical experience nor other relevant data are available to estimate future exercise behavior. The expected volatility is based on the historical volatilities of similar companies whose share prices are publicly available for a period commensurate with the expected term. The risk-free interest rate is derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected dividend yield is zero because we have not historically paid dividends and have no present intention to pay dividends. Upon adoption of ASU 2016-09 in the first quarter of fiscal year 2017, we elect to account for forfeitures as they occur.

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

We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from estimates, the amount of valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated income statement for the periods in which the adjustment is determined to be required.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had cash, cash equivalents and marketable securities totaling $405.4 million and $307.9 million at January 31, 2017 and 2016, respectively. Our cash is deposited in standard bank accounts. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Supplementary Data (Unaudited)

The following table sets forth unaudited supplementary quarterly financial data for the two year period ended January 31, 2017. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair presentation of the data for the periods presented.

	For the Three Months Ended
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
	2016	2016	2016	2017	2015	2015	2015	2016
	(in thousands, except per share data)
Revenue	$57,157	$65,142	$100,490	$87,508	$71,013	$84,193	$93,200	$67,967
Cost of revenue	20,450	21,672	34,167	28,994	25,095	29,345	31,938	24,651
Gross profit	36,707	43,470	66,323	58,514	45,918	54,848	61,262	43,316
Operating expenses:
Research and development	24,466	23,643	25,967	27,129	16,583	20,840	22,062	23,442
Selling, general and administrative	10,893	10,565	10,686	11,302	9,010	9,087	8,873	10,768
Total operating expenses	35,359	34,208	36,653	38,431	25,593	29,927	30,935	34,210
Income from operations	1,348	9,262	29,670	20,083	20,325	24,921	30,327	9,106
Other income	27	171	132	188	27	127	169	207
Income before income taxes	1,375	9,433	29,802	20,271	20,352	25,048	30,496	9,313
Provision (benefit) for income taxes	(408)	801	757	1,921	1,498	1,951	1,035	4,217
Net income	$1,783	$8,632	$29,045	$18,350	$18,854	$23,097	$29,461	$5,096
Net income per share attributable to ordinary shareholders:
Basic	$0.05	$0.27	$0.89	$0.56	$0.61	$0.73	$0.93	$0.16
Diluted	$0.05	$0.25	$0.84	$0.53	$0.56	$0.68	$0.87	$0.15

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2017.

The effectiveness of our internal control over financial reporting as of January 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ambarella, Inc. and its subsidiaries at January 31, 2017 and January 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its employee share-based payments in 2017.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2017

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,	January 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$322,872	$268,056
Marketable securities	82,522	39,837
Accounts receivable, net	38,596	39,408
Inventories	20,145	18,167
Restricted cash	8	7
Prepaid expenses and other current assets	4,392	4,170
Total current assets	468,535	369,645
Property and equipment, net	4,988	3,448
Deferred tax assets, non-current	5,774	4,626
Intangible assets, net	4,149	4,178
Goodwill	26,601	26,601
Other non-current assets	2,224	2,117
Total assets	$512,271	$410,615
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	19,955	14,175
Accrued liabilities	26,448	23,778
Income taxes payable	568	787
Deferred revenue, current	7,425	10,077
Total current liabilities	54,396	48,817
Other long-term liabilities	3,241	12,342
Total liabilities	57,637	61,159
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2017 and January 31, 2016, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at January 31, 2017 and January 31, 2016, respectively; 33,369,032 shares issued and outstanding at January 31, 2017; 32,333,359 shares issued and outstanding at January 31, 2016	15	15
Additional paid-in capital	212,276	176,306
Accumulated other comprehensive loss	(70)	(7)
Retained earnings	242,413	173,142
Total shareholders’ equity	454,634	349,456
Total liabilities and shareholders' equity	$512,271	$410,615

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2017	2016	2015
Revenue	$310,297	$316,373	$218,278
Cost of revenue	105,283	111,029	79,142
Gross profit	205,014	205,344	139,136
Operating expenses:
Research and development	101,205	82,927	57,978
Selling, general and administrative	43,446	37,738	29,297
Total operating expenses	144,651	120,665	87,275
Income from operations	60,363	84,679	51,861
Other income	518	530	175
Income before income taxes	60,881	85,209	52,036
Provision for income taxes	3,071	8,701	1,465
Net income	$57,810	$76,508	$50,571
Net income per share attributable to ordinary shareholders:
Basic	$1.77	$2.42	$1.70
Diluted	$1.68	$2.27	$1.57
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	32,671,221	31,633,936	29,742,653
Diluted	34,327,724	33,755,709	32,278,127

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended January 31,
	2017	2016	2015
Net income	$57,810	$76,508	$50,571
Other comprehensive loss, net of tax:
Unrealized losses on investments	(63)	(6)	(1)
Other comprehensive loss, net of tax	(63)	(6)	(1)
Comprehensive income	$57,747	$76,502	$50,570

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance--January 31, 2014	28,748,513	$13	$110,285	$ —	$46,063	$156,361
Exercise of stock options, dollar amounts net of unvested stock options exercised early	1,456,944	1	8,507	—	—	8,508
Vesting of early exercised stock options	—	—	59	—	—	59
Vesting of restricted stock units	484,296	—	—	—	—	—
Employee stock purchase plan	147,776	—	2,735	—	—	2,735
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,692	—	—	15,692
Excess income tax benefit associated with stock-based compensation	—	—	3,286	—	—	3,286
Net unrealized losses on investments - net of taxes	—	—	—	(1)	—	(1)
Net income	—	—	—	—	50,571	50,571
Balance--January 31, 2015	30,837,529	14	140,564	(1)	96,634	237,211
Exercise of stock options	567,888	1	5,175	—	—	5,176
Restricted stock awards granted	84,239	—	—	—	—	—
Vesting of restricted stock units	764,517	—	—	—	—	—
Employee stock purchase plan	79,186	—	3,100	—	—	3,100
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	31,094	—	—	31,094
Excess income tax benefit associated with stock-based compensation	—	—	(3,627)		—	(3,627)
Net unrealized losses on investments - net of taxes	—	—	—	(6)	—	(6)
Net income	—	—	—	—	76,508	76,508
Balance--January 31, 2016	32,333,359	15	176,306	(7)	173,142	349,456
Cumulative effect of change in accounting principle	—	—	227	—	11,461	11,688
Exercise of stock options	235,923	—	3,230	—	—	3,230
Restricted stock awards granted	184,155	—	—	—	—	—
Vesting of restricted stock units	894,710	—	—	—	—	—
Employee stock purchase plan	125,974	—	4,034	—	—	4,034
Stock repurchase	(405,089)	—	(20,183)	—	—	(20,183)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	48,832	—	—	48,832
Excess income tax benefit associated with stock-based compensation	—	—	(170)	—	—	(170)
Net unrealized losses on investments - net of taxes	—	—	—	(63)	—	(63)
Net income	—	—	—	—	57,810	57,810
Balance--January 31, 2017	33,369,032	$15	$212,276	$(70)	$242,413	$454,634

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$57,810	$76,508	$50,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,585	1,606	1,335
Amortization/accretion of marketable securities	246	525	675
Loss on disposal of long-lived assets	43	13	21
Stock-based compensation	48,832	31,094	15,692
Excess income tax benefits associated with stock-based compensation	—	—	(3,286)
Other non-cash items, net	40	142	26
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	812	1,262	(21,343)
Inventories	(1,978)	3,627	(11,241)
Prepaid expenses and other current assets	(216)	(572)	(563)
Deferred tax assets	853	1,291	(3,184)
Other assets	(107)	(114)	307
Accounts payable	5,780	(6,880)	12,715
Accrued liabilities	2,069	4,189	6,837
Income taxes payable	(219)	244	3,490
Deferred tax liabilities	(89)	43	83
Deferred revenue	(2,652)	4,939	274
Other long-term liabilities	505	5,644	(151)
Net cash provided by operating activities	113,314	123,561	52,258
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(29,905)	—
Investment in a private company	—	—	(290)
Purchase of investments	(115,546)	(52,786)	(59,807)
Sales of investments	31,078	17,732	8,729
Maturities of investments	41,435	32,248	12,668
Purchase of property and equipment	(2,701)	(2,085)	(1,361)
Net cash used in investing activities	(45,734)	(34,796)	(40,061)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	7,419	9,000	11,414
Stock repurchase	(20,183)	—	—
Excess income tax benefits associated with stock-based compensation	—	—	3,286
Net cash provided by (used in) financing activities	(12,764)	9,000	14,700
Net increase in cash and cash equivalents	54,816	97,765	26,897
Cash and cash equivalents at beginning of period	268,056	170,291	143,394
Cash and cash equivalents at end of period	$322,872	$268,056	$170,291
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,070	$1,618	$1,069
Supplemental disclosure of noncash investing activities:
Increase in accrued liabilities related to non-monetary assets purchases	$481	$43	$75

See accompanying notes to consolidated financial statements

AMBARELLA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the “Company”) was incorporated in the Cayman Islands on January 15, 2004. The Company is a developer of semiconductor processing solutions for video that enable high-definition video capture, sharing, analysis and display. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrate high-definition video processing, image processing, analysis, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash primarily in checking and money market accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on deposits of its cash. The cash equivalents and marketable securities consist primarily of money market funds, demand deposits, asset-backed securities, commercial paper, U.S. government securities and debt securities of corporations which management assesses to be highly liquid, in order to limit the exposure of each investment. The Company does not hold or issue financial instruments for trading purposes.

The Company performs ongoing credit evaluation of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness. The Company regularly monitors collections and payments from its customers.

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

The Company classifies these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The amortization of premiums and accretion of discounts and the realized gains and losses are both recorded in other income (loss), net in the consolidated statements of operations. The Company reviews its investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, the Company considers the following factors: 1) general market conditions, 2) the duration and extent to which the fair value is less than cost, 3) the Company’s intent and ability to hold the investment.

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

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not include finance charges. The Company performs ongoing credit evaluation of its customers and generally requires no collateral. The Company assesses the need for allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments by considering factors such as historical collection experience, credit quality, aging of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. There were no material write-offs of accounts receivable for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. There were no material allowance for doubtful accounts recorded as of January 31, 2017 and 2016, respectively.

Inventories

The Company records inventories at the lower of cost or market. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. If actual market conditions are less favorable than projected, or if future demand for the Company’s products decrease, additional inventory write-downs may be required. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life for computer equipment, computer software, machinery, equipment and furniture and fixture. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. Repairs and maintenance are charged to expense as incurred.

Internal-Use Software

The Company capitalizes certain software that is acquired and developed solely for internal use. The capitalization costs include charges from services provided to develop software during the application development stage, costs incurred to obtain software, and certain costs from employees who are directly associated with and who directly devote time to the project. The capitalization begins when the preliminary project stage is completed and ceases no later than the point at which the project is substantially complete and ready for its intended use after all substantial testing is completed. The internal-use software is amortized over its estimated useful life. Repairs and maintenance are charged to expense as incurred.

Business Combinations and Intangible Assets

The Company allocates the fair value of purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets, the management makes significant estimates and assumptions.

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

Impairment of Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Determination of recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. There has been no occurrence of events to date that would trigger an impairment analysis. As such, no impairment charge has been recognized as of January 31, 2017.

The Company tests the goodwill for impairment at least annually, or sooner whenever events or changes in circumstances indicate that the asset may be impaired. The Company has a single reporting unit for goodwill impairment test purposes based on its business and reporting structure. No goodwill impairment has been identified to date.

Cost Method Investment

The Company accounts for its investment in a privately held company under the cost method and reports the investment in other non-current assets in the consolidated balance sheets. The Company monitors the carrying value of the investment and records a reduction in carrying value when a decline in value is deemed to be other than temporary. To date, there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of this investment and the Company has not recognized any impairment losses related to this investment.

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

Arrangements with certain OEM customers provide for pricing that is dependent upon the end products into which the Company’s SoCs are used. These arrangements may also entitle the Company to a share of the product margin ultimately realized by the OEM. The minimum guaranteed amount of revenue related to the sale of products subject to these arrangements is recognized when all other elements of revenue recognition are met. Any amounts at the date of shipment invoiced in excess of the minimum guaranteed contract price are deferred until the additional amounts the Company is entitled to are fixed or determinable. Additional amounts earned by the Company resulting from margin sharing arrangements and determination of the end products into which the products are ultimately incorporated are recognized when end customer sales volume is reported to the Company. Revenue from margin sharing arrangements was not material for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

The Company also enters into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. The Company does not sell separately any of these components and does not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. Revenues from engineering service agreements was not material for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Warranty Costs

The Company typically provides warranty on its products. The Company accrues for the estimated warranty costs at the time when revenue is recognized. The warranty accruals are regularly monitored by management based upon historical experience and any specifically identified failures. While the Company engages in extensive product quality assessment, actual product failure rates, material usage or service delivery costs could differ from estimates and revisions to the estimated warranty liability would be required. The Company’s warranty accruals were not material for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment used in research and development and allocation of facility costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs, travel and trade show costs, legal expenses, other professional services and occupancy costs. Advertising expenses were not material for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent payment is recorded as deferred rent and is included in accrued liabilities in the consolidated balance sheets.

Stock-Based Compensation

The Company measures stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognizes that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. The Company determines the fair value of restricted stock and restricted stock units based on the fair market value of its ordinary shares on the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. The expected term is calculated using the simplified method as prescribed in the guidance provided by the Securities and Exchange Commission, as neither relevant historical experience nor other relevant data are available to estimate future exercise behavior. The expected volatility is based on the historical volatilities of similar companies whose share prices are publicly available for a period commensurate with the expected term. The risk-free interest rate is derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. Upon adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the first quarter of fiscal year 2017, the Company elects to account for forfeitures as they occur.

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

The Company applies authoritative guidance for the accounting for uncertainty in income taxes. The guidance requires that tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. Upon estimating the Company’s tax positions and tax benefits, the Company considers and evaluates numerous factors, which may require periodic adjustments and which may not reflect the final tax liabilities. The Company adjusts its financial statements to reflect only those tax positions that are more likely than not to be sustained under examination.

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

The Company makes estimates and judgments about its future taxable income based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from estimates, the amount of valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated income statement for the periods in which the adjustment is determined to be required.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (the “IFRS”). Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new revenue standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). Accordingly, the Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”) in its first quarter of fiscal year 2019. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with each annual and interim period, management is required to assess whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date, and to provide related footnote disclosures in certain circumstances. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. This ASU has no impact on the Company’s financial statements or disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. It applies to entities that measure inventory using a method other than last-in, first-out (“LIFO”) and the retail inventory method (“RIM”). The new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not believe the adoption of this new guidance will have a material impact on its financial position, results of operations and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify and improve the accounting for employee share-based awards. The new standard amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax benefit or expense in the income statement in the reporting period in which they occur. In addition, the tax-related cash flows resulting from share-based payments will be classified as cash flows from operating activities and cash payments made to the taxing authorities on the employees’ behalf for withheld shares will be classified as financing activities on the statement of cash flows. The new guidance also provides an accounting policy election to account for forfeitures as they occur. The Company elected to early adopt this new guidance in the first quarter of its fiscal year 2017. As a result of this adoption, the Company recorded an increase to retained earnings of $11.7 million to recognize U.S. net operating loss carryforwards attributable to tax benefits from excess stock-based compensation that had not been previously recognized and recorded a decrease to retained earnings of $0.2 million resulting from the election of accounting policy to account for forfeitures as they occur on February 1, 2016. The Company also elected to apply the presentation for cash flows related to excess tax benefits prospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares has no impact on the Company’s consolidated statements of cash flows. On February 1, 2016, the cumulative effect adjustment of these changes recognized in the beginning of retained earnings was approximately $11.5 million.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, to eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This new standard will be applied prospectively and is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods after January 1, 2017. The Company does not believe the adoption of this new guidance will have a material impact on its financial position, results of operations and disclosures.

2. Financial Instruments and Fair Value

The Company has invested a portion of its cash in debt securities that are denominated in United States dollars. The investment portfolio consists of money market funds, demand deposits, asset-backed securities, commercial paper, U.S. government securities and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the consolidated balance sheets as follows:

	As of January 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,328	$—	$—	$8,328
Demand deposits	10,000	—	—	10,000
Commercial paper	4,784	—	—	4,784
Corporate bonds	42,713	6	(41)	42,678
Asset-backed securities	11,686	1	(12)	11,675
U.S. government securities	23,409	6	(30)	23,385
Total cash equivalents and marketable securities	$100,920	$13	$(83)	$100,850

	As of January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$530	$—	$—	$530
Commercial paper	2,598	—	—	2,598
Corporate bonds	21,342	7	(9)	21,340
Asset-backed securities	4,586	—	(1)	4,585
U.S. government securities	9,274	4	(6)	9,272
Agency bonds	2,044	—	(2)	2,042
Total cash equivalents and marketable securities	$40,374	$11	$(18)	$40,367

	As of
	January 31, 2017	January 31, 2016
	(in thousands)
Included in cash equivalents	$18,328	$530
Included in marketable securities	82,522	39,837
Total cash equivalents and marketable securities	$100,850	$40,367

The contractual maturities of the investments at January 31, 2017 and 2016 were as follows:

	As of
	January 31, 2017	January 31, 2016
	(in thousands)
Due within one year	$76,992	$33,449
Due within one to two years	23,858	6,918
Total cash equivalents and marketable securities	$100,850	$40,367

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of January 31, 2017 and 2016, respectively.

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

The Company measures the fair value of money market funds and demand deposits using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar assets in active markets and are classified within Level 2.

The following tables present the fair value of the financial instruments measured on a recurring basis as of January 31, 2017 and 2016, respectively:

	As of January 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,328	$8,328	$—	$—
Demand deposits	10,000	10,000	—	—
Commercial paper	4,784	—	4,784	—
Corporate bonds	42,678	—	42,678	—
Asset-backed securities	11,675	—	11,675	—
U.S. government securities	23,385	—	23,385	—
Total cash equivalents and marketable securities	$100,850	$18,328	$82,522	$—

	As of January 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$530	$530	$—	$—
Commercial paper	2,598	—	2,598	—
Corporate bonds	21,340	—	21,340	—
Asset-backed securities	4,585	—	4,585	—
U.S. government securities	9,272	—	9,272	—
Agency bonds	2,042	—	2,042	—
Total cash equivalents and marketable securities	$40,367	$530	$39,837	$—

3. Inventories

Inventories at January 31, 2017 and 2016 consisted of the following:

	As of January 31,
	2017	2016
	(in thousands)
Work-in-progress	$10,105	$9,474
Finished goods	10,040	8,693
Total	$20,145	$18,167

4. Property and Equipment, net

Depreciation expense was approximately $1.6 million, $1.6 million and $1.3 million for the years ended January 31, 2017, 2016 and 2015, respectively. Property and equipment at January 31, 2017 and 2016 consisted of the following:

	As of January 31,
	2017	2016
	(in thousands)
Computer equipment and software	$6,798	$6,421
Machinery and equipment	3,405	2,706
Furniture and fixtures	797	492
Leasehold improvements	1,672	1,429
Construction in progress	755	253
	13,427	11,301
Less: accumulated depreciation and amortization	(8,439)	(7,853)
Total property and equipment, net	$4,988	$3,448

5. Acquisition

On June 25, 2015, the Company completed the acquisition of VisLab S.r.l. (“VisLab”), a privately held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. This acquisition will enable extensive and robust computer vision support in future solutions targeting the Company's core markets, including automotive, IP security, wearable, and UAV cameras. Of the total purchase price of $30.0 million, $4.1 million was attributed to intangible assets, $25.3 million was attributed to goodwill, and $0.6 million was attributed to net assets acquired. The goodwill represents the excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities and primarily represents the intangible assets that do not qualify for separate recognition and the future development initiatives of the assembled workforces. Goodwill is not deductible for tax purposes.

Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.

6. Goodwill and Intangible Assets

On June 25, 2015, the Company completed the acquisition of VisLab. As a result of this transaction, there was $25.3 million of goodwill and $4.1 million of intangible assets recorded in the consolidated balance sheet. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. The intangible assets primarily consist of IPR&D. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of January 31, 2017, there was no IPR&D amortized. For the fiscal years ended January 31, 2017 and 2016, there was no goodwill or intangible asset impaired.

7. Accrued Liabilities

Accrued liabilities at January 31, 2017 and 2016 consisted of the following:

	As of January 31,
	2017	2016
	(in thousands)
Accrued employee compensation	$14,685	$14,512
Accrued warranty	500	234
Accrued rebates	972	824
Accrued product development costs	7,605	6,339
Other accrued liabilities	2,686	1,869
Total accrued liabilities	$26,448	$23,778

8. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at January 31, 2017 and 2016 consisted of the following:

	As of January 31,
	2017	2016
	(in thousands)
Deferred revenue on product shipments	$7,725	$12,201
Deferred revenue from licenses & services	1,748	1,653
Deferred cost of revenue on product shipments	(2,048)	(3,777)
Total deferred revenue, net	$7,425	$10,077

9. Other Long-Term Liabilities

Other long-term liabilities at January 31, 2017 and 2016 consisted of the following:

	As of January 31,
	2017	2016
	(in thousands)
Unrecognized tax benefits, including interest	$1,905	$10,917
Deferred tax liabilities, non-current	1,333	1,423
Other long-term liabilities	3	2
Total other long-term liabilities	$3,241	$12,342

On February 1, 2016, upon the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company recognized approximately $11.7 million of deferred tax assets for net operating loss carryforwards from previously unrecognized excess stock-based compensation deductions. As a result of recognizing these deferred tax assets, the Company reduced the amount of unrecognized tax benefits recorded in other long-term liabilities by $9.5 million pursuant to accounting guidance which provides that an unrecognized tax benefit shall be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, to the extent such deferred tax asset is available.

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no shares issued and outstanding as of January 31, 2017 and 2016, respectively.

Ordinary shares

200,000,000 ordinary shares were authorized at January 31, 2017 and 2016, respectively. As of January 31, 2017 and 2016, the following ordinary shares were reserved for future issuance:

	As of January 31,
	2017	2016
Shares reserved for options, restricted stock and restricted stock units	5,167,688	5,027,475
Shares reserved for employee stock purchase plan	1,252,465	974,273

Shares repurchased

On May 31, 2016, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s ordinary shares over a six-month period. On November 29, 2016, this authorization was extended until June 30, 2017. Repurchases may be made from time-to-time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. As of January 31, 2017, a total of 405,089 shares had been repurchased for approximately $20.2 million in cash and recorded as a reduction to equity.

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

Vesting schedules for other service or performance condition awards vary and are subject to approval by the board of directors; provided that the performance awards shall not vest at all until the performance conditions are achieved and are subject to the award’s holders continuing to provide services to the Company through such vesting dates. The performance condition awards are automatically forfeited in their entirety, without any cost to or action by the Company, if there has been no achievement of the performance. The holders of restricted stock have voting power and other rights with respect to such shares, provided, however, that such shares are held in escrow and subject to forfeiture until the shares vested.

On February 1, 2016 and 2015, the Company added 1,455,001 and 1,387,689 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

Amended and Restated 2012 Employee Stock Purchase Plan. The Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP, permits eligible participants to purchase ordinary shares at a discount through contributions up to 15% of their eligible compensation, subject to any IRS limitations. The ESPP provides each offering and purchasing period of six months in duration. The purchase price is 85% of the lower of the closing price of the Company’s ordinary shares on the first trading day of each offering period or on the purchase date.

On February 1, 2016 and 2015, the Company added 404,166 and 385,469 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Stock-based compensation:
Cost of revenue	$1,078	$657	$343
Research and development	29,729	19,082	8,654
Selling, general and administrative	18,025	11,355	6,695
Total stock-based compensation	$48,832	$31,094	$15,692

As of January 31, 2017, total unrecognized compensation cost related to unvested stock options was $8.1 million and is expected to be recognized over a weighted-average period of 1.94 years. Total unrecognized compensation cost related to unvested restricted stock units was $104.1 million and is expected to be recognized over a weighted-average period of 2.80 years. Total unrecognized compensation cost related to unvested restricted stock awards was $6.9 million and is expected to be recognized over a weighted-average period of 1.73 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2017	2016	2015
Stock Options:
Volatility	38%	57%	64%
Risk-free interest rate	1.59%	1.74%	1.93%
Expected term (years)	6.00	6.08	6.01
Dividend yield	0%	0%	0%
Employee stock purchase plan awards:
Volatility	54%	63%	49%
Risk-free interest rate	0.51%	0.21%	0.07%
Expected term (years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%

The Company calculates expected volatility based on the historical volatilities of similar companies whose share prices are publicly available for a period commensurate with the expected term. Accordingly, the combination of the similar companies and associated stock price changes will significantly impact the volatility used in the estimate of fair value of the Company’s stock option.

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2014	3,358,706	$6.92
Granted	428,781	36.33	$21.37
Exercised	(1,456,944)	5.84		$46,427
Forfeited	(48,634)	13.38
Outstanding at January 31, 2015	2,281,909	13.00
Granted	179,700	71.36	$38.81
Exercised	(567,888)	9.11		$37,603
Forfeited	(40,331)	35.65
Outstanding at January 31, 2016	1,853,390	19.36
Granted	110,500	47.82	$18.76
Exercised	(235,923)	13.69		$10,788
Forfeited	(16,708)	55.07
Expired	(7,735)	14.19
Outstanding at January 31, 2017	1,703,524	$21.66			5.16	$51,670
Exercisable at January 31, 2017	1,367,960	$14.94			4.42	$49,016

 The intrinsic value of options outstanding and exercisable options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $49.61 on January 31, 2017, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2014	1,410,089	$14.02
Granted	1,111,204	38.60
Vested	(484,296)	17.39
Forfeited	(56,549)	19.93
Unvested at January 31, 2015	1,980,448	26.82
Granted	1,314,387	66.14
Vested	(769,779)	27.82
Forfeited	(29,568)	42.11
Unvested at January 31, 2016	2,495,488	47.04
Granted	676,598	67.68
Vested	(955,230)	39.28
Forfeited	(41,183)	52.49
Unvested at January 31, 2017	2,175,673	$56.76

Total fair value as of the respective vesting dates of restricted stock and restricted stock units vested for the fiscal years ended January 31, 2017, 2016 and 2015 was approximately $51.1 million, $59.2 million, and $17.3 million, respectively. As of January 31, 2017, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $107.9 million.

12. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Year Ended January 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Numerator:
Net income	$57,810	$76,508	$50,571
Less: amount allocable to unvested early exercised options	—	—	(11)
Net income allocable to ordinary shareholders - basic	$57,810	$76,508	$50,560
Undistributed earnings reallocated to ordinary shareholders	—	—	1
Net income allocable to ordinary shareholders - diluted	$57,810	$76,508	$50,561
Denominator:
Weighted-average ordinary shares outstanding	32,671,221	31,633,992	29,749,354
Less: weighted-average unvested early exercised options subject to repurchase	—	(56)	(6,701)
Weighted-average ordinary shares - basic	32,671,221	31,633,936	29,742,653
Effect of potentially dilutive securities:
Employee stock options	1,080,864	1,245,341	1,818,401
Restricted stock and restricted stock units	565,068	865,863	704,788
Employee stock purchase plan	10,571	10,569	12,285
Weighted-average ordinary shares - diluted	34,327,724	33,755,709	32,278,127
Net income per ordinary share:
Basic	$1.77	$2.42	$1.70
Diluted	$1.68	$2.27	$1.57

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2017	2016	2015
Options to purchase ordinary shares	343,936	109,958	217,514
Restricted stock and restricted stock units	891,952	163,994	167,702
Employee stock purchase plan	14,651	9,073	36,110
Early exercised options subject to repurchase	—	56	6,701
	1,250,539	283,081	428,027

13. Income Taxes

Income before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
U.S. operations	$3,092	$3,190	$1,978
Non-U.S. operations	57,789	82,019	50,058
Income before income taxes	$60,881	$85,209	$52,036

Income tax provision consisted of the following for the periods indicated:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Current:
U.S. federal tax	$818	$5,273	$3,135
U.S. state taxes	(212)	541	93
Non-U.S. foreign taxes	1,454	1,874	1,348
	2,060	7,688	4,576
Deferred:
U.S. federal tax	1,174	1,050	(3,208)
U.S. state taxes	—	—	—
Non-U.S. foreign taxes	(163)	(37)	97
	1,011	1,013	(3,111)
Provision for income taxes	$3,071	$8,701	$1,465

The Company consists of a Cayman Islands parent company with various foreign and U.S. Subsidiaries. The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. Under the current laws of the Cayman Islands, the Company is not subject to tax on its income. For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, a notional U.S. 34% rate is applied to pretax income as a result of the following for the periods indicated:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Provision at U.S. notional statutory rate	$20,700	$28,971	$17,692
U.S. state taxes	(216)	541	90
Non-U.S. foreign tax differential	(18,357)	(26,253)	(15,644)
Stock-based compensation	1,605	2,896	1,601
U.S. R&D credit	(2,226)	(3,517)	(2,298)
Valuation allowance	1,901	6,090	—
Other	(336)	(27)	24
Provision for income taxes	$3,071	$8,701	$1,465

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2017 and 2016 were as follows:

	As of January 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Federal and state credits	$14,782	$11,852
Expenses not currently deductible	2,381	2,331
Stock-based compensation	3,561	2,503
Foreign deferred	161	—
Gross deferred tax assets	20,885	16,686
Valuation allowance	(15,061)	(12,072)
Total deferred tax assets	$5,824	$4,614
Deferred tax liabilities
Property and equipment	(1,383)	(1,378)
Foreign deferred	—	(33)
Net deferred tax assets	$4,441	$3,203

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additional	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2017	$12,072	2,989	—	—	$15,061
Year ended January 31, 2016	$3,996	8,076	—	—	$12,072
Year ended January 31, 2015	$2,302	1,694	—	—	$3,996

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, Italy and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2017 would be $5.6 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $44.0 million at January 31, 2017.

As of January 31, 2017 and 2016, the Company had deferred tax assets (net of deferred tax liabilities) before valuation allowance, of $19.5 million and $15.3 million, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain.

The Company also has Federal and California state research and development credit carryforwards of approximately $10.9 million and $13.8 million, respectively, at January 31, 2017. The Federal credits begin to expire in fiscal year 2033. The California credits can be carried forward indefinitely.

The Company reports its U.S. state deferred tax assets and related valuation allowance, net of the U.S federal tax rate of 35%. As of January 31, 2017, the Company has recorded a valuation allowance of $15.1 million against all of its U.S. federal research credit and all U.S. state deferred tax assets due to uncertainty regarding the future utilization of these deferred tax assets.

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

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2017, the Company had approximately $38.0 million in unrecognized tax benefits, $30.1 million of which would affect the Company’s effective tax rate if recognized. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Beginning balance:	$30,211	$4,671	$3,583
Additions based on tax positions related to the current year	7,830	17,169	1,284
Additions for tax positions of prior years	911	8,810	324
Reductions for tax positions in prior years	—	(37)	—
Settlements for prior periods	—	—	(43)
Lapse of applicable statute of limitations	(975)	(402)	(477)
Ending balance:	$37,977	$30,211	$4,671

The Company classified $1.8 million and $10.8 million of income tax liabilities as other long term liabilities as of January 31, 2017 and 2016, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded $64,000 benefit from interest accruals as a result of reserve released due to the lapse of statute of limitations for the year ended January 31, 2017 and recorded $6,000 and $7,000 of interest expense and penalties related to uncertain tax positions for the years ended January 31, 2016 and 2015, respectively. The Company recorded noncurrent liabilities of $103,000 and $166,000 related to interest and penalties for uncertain tax positions at January 31, 2017 and 2016, respectively.

The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. Income earned in other jurisdictions was immaterial. The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state and foreign jurisdictions. The tax years 2012 to 2016 remain open to examination by U.S. federal tax authorities. The tax years 2007 to 2016 remain open to examination by U.S. state tax authorities. The tax years 2011 to 2016 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

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

As of January 31, 2017, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $1.9 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

On July 27, 2015, in Altera Corp. v. Commissioner, the United States Tax Court issued an opinion invalidating the 2003 final Treasury regulations that requires participants in a qualified cost-sharing arrangement to share stock-based compensation. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. In February 2016, the IRS appealed the ruling to the United States Court of Appeals for the Ninth Circuit. Due to the uncertainty related to the final resolution of this issue, the Company has not recorded tax benefits in its Consolidated Statements of Operations for the year ended January 31, 2017. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

14. Commitments and Contingencies

The Company leases its principal facilities and time-based software licenses under operating lease agreements. Net operating lease expenses for the years ended January 31, 2017, 2016 and 2015 were approximately $7.6 million, $6.8 million and $5.8 million, respectively. Future annual minimum payments under these operating agreements with initial lease terms in excess of one year are as follows:

As of
January 31, 2017
Fiscal Year	(in thousands)
2018	$2,792
2019	2,234
2020	1,819
2021	814
2022	249
Total future annual minimum lease payments	$7,908

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of January 31, 2017 and 2016, total manufacturing purchase commitments were approximately $23.9 million and $19.7 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of January 31, 2017 and 2016, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region for the periods indicated:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Hong Kong	$276,972	$284,722	$196,372
Europe	13,119	8,913	6,795
United States	7,038	8,855	6,677
North America other than United States	3,687	9,953	6,076
Asia Pacific	9,481	3,930	2,358
Total revenue	$310,297	$316,373	$218,278

The classification by major geographic region is based on ship-to location but in a limited number of cases it is impractical to determine the geographic source of the revenue.

As of January 31, 2017, substantially all of the Company’s long-lived assets were located in the United States and Asia Pacific region with approximate net amount of $2.1 million and $2.3 million, respectively. As of January 31, 2016, substantially all of the Company’s long-lived assets were located in the United States and Asia Pacific region with approximate net amount of $1.6 million and $1.5 million, respectively.

Major Customers

For the year ended January 31, 2017, the customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistics provider, and GoPro, a direct OEM customer, which accounted for approximately 60% and 19% of total revenue, respectively. The revenues for GoPro in fiscal year 2017 included only direct shipments to GoPro and did not include shipments to GoPro’s various ODMs, either directly or through Wintech. We estimated that the revenues for shipments to GoPro’s various ODMs represented an additional approximately 5% of our total revenue in fiscal 2017. The customers representing 10% or more of revenue and accounts receivable for the years ended January 31, 2016 and 2015 were Wintech and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer. The revenue from Wintech accounted for approximately 67% and  57% of total revenue in fiscal year 2016 and 2015, respectively. The revenue from Chicony accounted for approximately 21% and 32% of total revenue in fiscal year 2016 and 2015, respectively. Accounts receivable with Wintech accounted for approximately $19.3 million and $20.6 million as of January 31, 2017 and 2016, respectively. Accounts receivable with GoPro accounted for approximately $11.3 million as of January 31, 2017. Accounts receivable with Chicony accounted for approximately $11.9 million as of January 31, 2016.

16. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company leases software licenses with Cadence Design Systems, Inc. (“Cadence”). A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a Director of Cadence. The Company paid $2.8 million, $2.8 million and $2.3 million of license fee for the years ended January 31, 2017, 2016 and 2015, respectively. License expense related to these agreements included in research and development expense was approximately $2.9 million, $2.7 million and $1.9 million for the years ended January 31, 2017, 2016 and 2015, respectively.

17. Subsequent Events

           In March 2017, the Company repurchased a total of 162,738 shares for approximately $8.8 million in cash. As of March 30, 2017, the Company had repurchased a total of 567,827 shares for approximately $29.0 million in cash under the Company’s repurchase program.

ITEM 16.	SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2017.

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

3.1(2)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated January 5, 2012, by and among Ambarella, Inc. and certain of its shareholders

10.1.1(2)*	Amended and Restated 2004 Stock Plan

10.1.2(4)*	Form of Stock Option Agreement under Amended and Restated 2004 Stock Plan

10.1.3(2)*	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2004 Stock Plan

10.2.1*	Amended and Restated 2012 Equity Incentive Plan

10.2.2(4)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(2)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.4(2)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.2.5*	Form of Performance-Based Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.3(1)*	Amended and Restated 2012 Employee Stock Purchase Plan

10.4(2)*	Form of Indemnification Agreement

10.5(4)*	Offer Letter entered into by Ambarella, Inc. with George Laplante dated March 3, 2011, as amended

10.6.1(4)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.6.2(4)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.7.4(5)*	Description of Executive Bonus Plan For Fiscal Year 2016

10.7.5(6)*	Description of Executive Bonus Plan For Fiscal Year 2017

10.8.1(7)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(7)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(8)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.4 (1)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.9.1(9)	Lease Agreement dated March 1, 2013 by and between Ambarella Corporation and Westcore Jay, LLC.

10.9.2 (1)	Second Amendment to Lease Agreement dated as of August 27, 2015 by and between Ambarella Corporation and DPF JAY OWNER, LLC.

21.1(10)	List of subsidiaries of the registrant

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10-Q filed on September 8, 2015.
(2)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 12, 2012.
(3)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on August 22, 2012.
(4)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(5)	Incorporated by reference to the Form 8-K filed on March 2, 2015.
(6)	Incorporated by reference to the Form 8-K filed on June 6, 2016.
(7)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(8)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on October 5, 2012.
(9)	Incorporated by reference to the Form 10-K filed on April 4, 2013.
(10)	Incorporated by reference to the Form 10-K filed on March 25, 2016.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
±

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference