Form 10-Q
period 2017-04-30
AMBARELLA INC
filed 2017-06-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of June 2, 2017 was 33,549,601 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 30,	January 31,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$335,182	$322,872
Marketable securities	84,986	82,522
Accounts receivable, net	22,871	38,596
Inventories	19,066	20,145
Restricted cash	9	8
Prepaid expenses and other current assets	3,304	4,392
Total current assets	465,418	468,535
Property and equipment, net	5,241	4,988
Deferred tax assets, non-current	6,028	5,774
Intangible assets, net	13,613	4,149
Goodwill	26,601	26,601
Other non-current assets	2,168	2,224
Total assets	$519,069	$512,271
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	18,699	19,955
Accrued and other current liabilities	20,929	26,448
Income taxes payable	555	568
Deferred revenue	5,555	7,425
Total current liabilities	45,738	54,396
Other long-term liabilities	9,002	3,241
Total liabilities	54,740	57,637
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2017 and January 31, 2017, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at April 30, 2017 and January 31, 2017, respectively; 33,534,253 shares issued and outstanding at April 30, 2017; 33,369,032 shares issued and outstanding at January 31, 2017	15	15
Additional paid-in capital	219,425	212,276
Accumulated other comprehensive loss	(88)	(70)
Retained earnings	244,977	242,413
Total shareholders’ equity	464,329	454,634
Total liabilities and shareholders' equity	$519,069	$512,271

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2017	2016
Revenue	$64,135	$57,157
Cost of revenue	23,172	20,450
Gross profit	40,963	36,707
Operating expenses:
Research and development	26,602	24,466
Selling, general and administrative	11,744	10,893
Total operating expenses	38,346	35,359
Income from operations	2,617	1,348
Other income	153	27
Income before income taxes	2,770	1,375
Provision (benefit) for income taxes	206	(408)
Net income	$2,564	$1,783
Net income per share attributable to ordinary shareholders:
Basic	$0.08	$0.05
Diluted	$0.07	$0.05
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	33,253,817	32,428,047
Diluted	34,685,081	33,950,736

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended April 30,
	2017	2016
Net income	$2,564	$1,783
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(18)	27
Other comprehensive income (loss), net of tax	(18)	27
Comprehensive income	$2,546	$1,810

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,564	$1,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	412	453
Amortization of intangible assets	292	11
Amortization/accretion of marketable securities	57	76
Stock-based compensation	12,972	11,301
Other non-cash items, net	38	30
Changes in operating assets and liabilities:
Accounts receivable	15,725	8,907
Inventories	1,079	246
Prepaid expenses and other current assets	1,093	323
Deferred tax assets	(254)	256
Other assets	56	32
Accounts payable	(2,084)	2,172
Accrued liabilities	(7,055)	(5,210)
Income taxes payable	(13)	(787)
Deferred tax liabilities	—	(58)
Deferred revenue	(1,870)	(3,985)
Other long-term liabilities	11	—
Net cash provided by operating activities	23,023	15,550
Cash flows from investing activities:
Purchase of investments	(7,070)	(35,857)
Sales of investments	1,000	8,974
Maturities of investments	3,490	10,790
Purchase of property and equipment	(955)	(469)
Net cash used in investing activities	(3,535)	(16,562)
Cash flows from financing activities:
Stock repurchase	(8,773)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,595	915
Net cash provided by (used in) financing activities	(7,178)	915
Net increase (decrease) in cash and cash equivalents	12,310	(97)
Cash and cash equivalents at beginning of period	322,872	268,056
Cash and cash equivalents at end of period	$335,182	$267,959
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$290	$241
Supplemental disclosure of noncash investing and financing activities:
Increase in liabilities related to intangible and fixed asset purchases	$9,937	$153

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the “Company”) was incorporated in the Cayman Islands on January 15, 2004. The Company is a developer of semiconductor processing solutions for video that enable high-definition video capture, sharing, analysis and display. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip (“SoC”) designs fully integrate high-definition video processing, image processing, analysis, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption.

The Company sells its solutions to leading original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”) globally.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2017 fiscal year filed with the SEC on March 30, 2017 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

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

A substantial portion of the Company’s revenue is derived from sales through its logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative and logistics provider in Asia other than Japan. Termination of the relationship with Wintech could result in a temporary or permanent loss of revenue and result in an obligation to repurchase unsold product. Any Wintech credit issue could impair its ability to make timely payment to the Company. See Note 15 for additional information regarding revenue and credit concentration with this customer.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on deposits of its cash. In order to limit the exposure of each investment, cash equivalents and marketable securities consist primarily of money market funds, demand deposits, asset-backed securities, commercial paper, U.S. government securities and debt securities of corporations which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

The Company performs ongoing credit evaluations of each of its customers and adjusts credit limits based upon payment history and the customers’ credit worthiness. The Company regularly monitors collections and payments from its customers.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents. Investments that are highly liquid with original maturities at the time of purchase greater than three months are considered marketable securities.

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

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three months ended April 30, 2017 and 2016, respectively.

Noncancelable Internal-Use Software License

The Company accounts for a noncancelable on premise internal-use software license as the acquisition of an intangible asset and the incurrence of a liability to the extent that all or a portion of the software licensing fees are not paid on or before the license acquisition date. The intangible asset and related liability are recorded at net present value and interest expense is recorded over the payment term.

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

Arrangements with certain OEM customers provide for pricing that is dependent upon the end products into which the Company’s SoCs are used. These arrangements may also entitle the Company to a share of the product margin ultimately realized by the OEM. The minimum guaranteed amount of revenue related to the sale of products subject to these arrangements is recognized when all other elements of revenue recognition are met. Any amounts at the date of shipment invoiced in excess of the minimum guaranteed contract price are deferred until the additional amounts the Company is entitled to are fixed or determinable. Additional amounts earned by the Company resulting from margin sharing arrangements and determination of the end products into which the products are ultimately incorporated are recognized when end customer sales volume is reported to the Company. Revenues from margin sharing arrangements were not material for the three months ended April 30, 2017 and 2016, respectively.

The Company also enters into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. The Company does not sell separately any of these components and does not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. Revenues from engineering service agreements were not material for the three months ended April 30, 2017 and 2016, respectively.

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

The Company applies authoritative guidance for the accounting for uncertainty in income taxes. The guidance requires that tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. In estimating the Company’s tax positions and tax benefits, the Company considers and evaluates numerous factors, which may require periodic adjustments and which may not reflect the final tax liabilities. The Company adjusts its financial statements to reflect only those tax positions that are more likely than not to be sustained under examination.

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

Net Income Per Ordinary Share

Basic earnings per share is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period increased to include the number of additional ordinary shares that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, unvested restricted stock and restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains or losses from available-for-sale securities that are excluded from net income.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new revenue standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). Accordingly, the Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”) in its first quarter of fiscal year 2019. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the method of adoption and the impact of adoption on its financial position, results of operations and disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (ECL). Under the new model, an entity is required to estimate ECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The new model also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the ECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. The ASU will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company does not believe the adoption of this new guidance will have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, to eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This new guidance will be applied prospectively and is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods after January 1, 2017. The Company does not believe the adoption of this new guidance will have a material impact on its financial position, results of operations and disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization On Purchased Callable Debt Securities, to shorten the amortization period for the premium to the earliest call date instead of the contractual life of the instrument. This new guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Entities will be required to apply the new guidance using the modified retrospective method with a cumulative-effect adjustment to retained earnings upon the adoption date. The Company does not believe the adoption of this new guidance will have a material impact on its financial position, results of operations and disclosures.

2. Financial Instruments and Fair Value

The Company invests a portion of its cash in debt securities that are denominated in U.S. dollars. The investment portfolio consists of money market funds, demand deposits, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets as follows:

	As of April 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$74	$—	$—	$74
Demand deposits	15,000	—	—	15,000
Commercial paper	10,762	—	—	10,762
Corporate bonds	41,281	6	(32)	41,255
Asset-backed securities	10,621	1	(10)	10,612
U.S. government securities	23,408	—	(53)	23,355
Total cash equivalents and marketable securities	$101,146	$7	$(95)	$101,058

	As of January 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,328	$—	$—	$8,328
Demand deposits	10,000	—	—	10,000
Commercial paper	4,784	—	—	4,784
Corporate bonds	42,713	6	(41)	42,678
Asset-backed securities	11,686	1	(12)	11,675
U.S. government securities	23,409	6	(30)	23,385
Total cash equivalents and marketable securities	$100,920	$13	$(83)	$100,850

	As of
	April 30, 2017	January 31, 2017
	(in thousands)
Included in cash equivalents	$16,072	$18,328
Included in marketable securities	84,986	82,522
Total cash equivalents and marketable securities	$101,058	$100,850

The contractual maturities of the investments at April 30, 2017 and January 31, 2017 were as follows:

	As of
	April 30, 2017	January 31, 2017
	(in thousands)
Due within one year	$90,440	$76,992
Due within one to two years	10,618	23,858
Total cash equivalents and marketable securities	$101,058	$100,850

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it would be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of April 30, 2017 and January 31, 2017, respectively.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of April 30, 2017 and January 31, 2017:

	As of April 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$74	$74	$—	$—
Demand deposits	15,000	15,000	—	—
Commercial paper	10,762	—	10,762	—
Corporate bonds	41,255	—	41,255	—
Asset-backed securities	10,612	—	10,612	—
U.S. government securities	23,355	—	23,355	—
Total cash equivalents and marketable securities	$101,058	$15,074	$85,984	$—

	As of January 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,328	$8,328	$—	$—
Demand deposits	10,000	10,000	—	—
Commercial paper	4,784	—	4,784	—
Corporate bonds	42,678	—	42,678	—
Asset-backed securities	11,675	—	11,675	—
U.S. government securities	23,385	—	23,385	—
Total cash equivalents and marketable securities	$100,850	$18,328	$82,522	$—

3. Inventories

Inventory at April 30, 2017 and January 31, 2017 consisted of the following:

	As of
	April 30, 2017	January 31, 2017
	(in thousands)
Work-in-progress	$10,209	$10,105
Finished goods	8,857	10,040
Total	$19,066	$20,145

4. Property and Equipment, Net

Depreciation expense was approximately $0.4 million and $0.5 million for the three months ended April 30, 2017 and 2016, respectively.  Property and equipment at April 30, 2017 and January 31, 2017 consisted of the following:

	As of
	April 30, 2017	January 31, 2017
	(in thousands)
Computer equipment and software	$6,992	$6,798
Machinery and equipment	3,558	3,405
Furniture and fixtures	829	797
Leasehold improvements	1,587	1,672
Construction in progress	996	755
	13,962	13,427
Less: accumulated depreciation and amortization	(8,721)	(8,439)
Total property and equipment, net	$5,241	$4,988

5. Intangible Assets

The intangible assets primarily consist of $4.1 million of IPR&D from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $9.8 million of a noncancelable software license. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of April 30, 2017, there was no IPR&D amortized.

In March 2017, the Company entered into a noncancelable software license agreement with Cadence Design Systems, Inc. (“Cadence”), a related party of the Company. Under this license agreement, the Company committed to pay an aggregate amount of $10.3 million through January 2020. The license has been capitalized as an intangible asset and the corresponding future payments have been recorded as liabilities at net present value. As of April 30, 2017, $3.2 million was recorded in accrued and other current liabilities and $5.8 million was recorded in other long-term liabilities in the condensed consolidated balance sheet. For the three months ended April 30, 2017, there was $0.3 million of amortization expense for this noncancelable software license.

There were no intangible asset impairments for the three months ended April 30, 2017 and 2016, respectively.

6. Goodwill

On June 25, 2015, the Company completed the acquisition of VisLab, a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. There were no goodwill impairments for the three months ended April 30, 2017 and 2016, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities at April 30, 2017 and January 31, 2017 consisted of the following:

	As of
	April 30, 2017	January 31, 2017
	(in thousands)
Accrued employee compensation	$8,675	$14,685
Accrued warranty	800	500
Accrued rebates	951	972
Accrued product development costs	5,152	7,605
Software license liabilities, current	3,177	—
Other accrued liabilities	2,174	2,686
Total accrued and other current liabilities	$20,929	$26,448

8. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at April 30, 2017 and January 31, 2017 consisted of the following:

	As of
	April 30, 2017	January 31, 2017
	(in thousands)
Deferred revenue on product shipments	$6,211	$7,725
Deferred revenue from licenses & services	1,036	1,748
Deferred cost of revenue on product shipments	(1,692)	(2,048)
Total deferred revenue, net	$5,555	$7,425

9. Other Long-Term Liabilities

Other long-term liabilities at April 30, 2017 and January 31, 2017 consisted of the following:

	As of
	April 30, 2017	January 31, 2017
	(in thousands)
Unrecognized tax benefits, including interest	$1,916	$1,905
Deferred tax liabilities, non-current	1,333	1,333
Software license liabilities, non-current	5,751	—
Other long-term liabilities	2	3
Total other long-term liabilities	$9,002	$3,241

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of April 30, 2017 and January 31, 2017, respectively.

Ordinary shares

As of April 30, 2017 and January 31, 2017, a total of 200,000,000 ordinary shares were authorized.

On March 30, 2017, the Company added 1,501,606 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 Equity Incentive Plan, or EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

On March 30, 2017, the Company added 417,112 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2017 and January 31, 2017, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	April 30, 2017	January 31, 2017
Shares reserved for options, restricted stock and restricted stock units under EIP	6,299,321	5,167,688
Shares reserved for ESPP	1,619,541	1,252,465

Shares repurchased

On May 31, 2016, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s ordinary shares over a six-month period. On November 29, 2016, this authorization was extended until June 30, 2017. Repurchases may be made from time-to-time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were 162,738 shares repurchased during the three months ended April 30, 2017 for approximately $8.8 million in cash. As of April 30, 2017, a total of 567,827 shares have been repurchased for approximately $29.0 million in cash and recorded as a reduction to equity.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Stock-based compensation:
Cost of revenue	$303	$245
Research and development	7,977	6,719
Selling, general and administrative	4,692	4,337
Total stock-based compensation	$12,972	$11,301

As of April 30, 2017, total unrecognized compensation cost related to unvested stock options was $8.2 million and is expected to be recognized over a weighted-average period of 2.08 years. Total unrecognized compensation cost related to unvested restricted stock units was $105.0 million and is expected to be recognized over a weighted-average period of 2.69 years. Total unrecognized compensation cost related to unvested restricted stock awards was $5.8 million and is expected to be recognized over a weighted-average period of 1.58 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2017	2016
Stock Options:
Volatility	53%	38%
Risk-free interest rate	2.17%	1.57%
Expected term (years)	6.07	5.95
Dividend yield	0%	0%
Employee stock purchase plan awards:
Volatility	39%	67%
Risk-free interest rate	0.89%	0.52%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

The Company calculates expected volatility for stock options based on the weighted average of historical volatilities of its own stock price and the share prices of similar companies that are publicly available for a period commensurate with the expected term. The Company calculates expected volatility for ESPP based on its own historical stock price for a period commensurate with the expected term.

The following table summarizes stock option activity for the three months ended April 30, 2017:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2017	1,703,524	$21.66
Granted	50,600	56.27	$29.23
Exercised	(47,480)	12.23		$2,080
Forfeited	(6,063)	61.45
Expired	(2,945)	64.60
Outstanding at April 30, 2017	1,697,636	22.74			5.04	$59,542
Exercisable at April 30, 2017	1,363,740	$15.85			4.24	$56,306

The intrinsic value of options outstanding and exercisable options are calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on April 30, 2017 was $56.22, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2017	2,175,673	$56.76
Granted	323,851	57.10
Vested	(248,862)	45.15
Forfeited	(31,679)	56.26
Unvested at April 30, 2017	2,218,983	$58.12

As of April 30, 2017, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $124.8 million.

12. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2017	2016
	(in thousands, except share and per share data)
Numerator:
Net income	$2,564	$1,783
Denominator:
Weighted-average ordinary shares - basic	33,253,817	32,428,047
Effect of potentially dilutive securities:
Employee stock options	1,006,149	1,050,288
Restricted stock and restricted stock units	422,744	465,976
Employee stock purchase plan	2,371	6,425
Weighted-average ordinary shares - diluted	34,685,081	33,950,736
Net income per ordinary share:
Basic	$0.08	$0.05
Diluted	$0.07	$0.05

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2017	2016
Options to purchase ordinary shares	261,722	480,698
Restricted stock and restricted stock units	913,126	1,201,918
Employee stock purchase plan	25,948	34,381
	1,200,796	1,716,997

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Income before income taxes	$2,770	$1,375
Provision (benefit) for income taxes	206	(408)
Effective tax rate	7.4%	(29.7)%

The effective tax rate increased for the three months ended April 30, 2017 compared to the same period in the prior fiscal year primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions; and an increase in non-deductible stock based compensation expense.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2017, the gross amount of unrecognized tax benefits was approximately $39.9 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

14. Commitments and Contingencies

The Company leases its principal facilities under operating lease agreements and leases time-based software licenses from time to time. Net operating lease expense for the three months ended April 30, 2017 and 2016 was approximately $1.7 million, respectively. Future annual minimum payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
April 30, 2017
Fiscal Year	(in thousands)
2018	$2,216
2019	2,872
2020	2,333
2021	813
2022	248
Total future annual minimum lease payments	$8,482

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon agreement between the Company and the third-party manufacturers. As of April 30, 2017 and January 31, 2017, total manufacturing purchase commitments were approximately $31.7 million and $23.9 million, respectively, as a result of seasonal fluctuations.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of April 30, 2017 and January 31, 2017, respectively.

15. Segment Reporting

The Company operates in one reportable segment related to the development and sales of low-power, high-definition video products. The Chief Executive Officer of the Company has been identified as the Chief Operating Decision Maker (the “CODM”) and manages the Company’s operations as a whole. For the purpose of evaluating financial performance and allocating resources, the CODM reviews financial information presented on a consolidated basis accompanied by information by customer and geographic region.

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated. Prior period revenue amounts by geographic region have been reclassified to conform to the fiscal year 2018 presentation. These reclassifications did not impact total revenues in the prior period.

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Taiwan	$46,416	$42,102
Asia Pacific	11,759	7,586
United States	2,055	1,847
North America other than United States	2,005	270
Europe	1,900	5,352
Total revenue	$64,135	$57,157

As of April 30, 2017, substantially all of the Company’s property and equipment, net were located in the United States and Asia Pacific region with approximate net amounts of $2.0 million and $2.3 million, respectively.

Major Customers

For the three months ended April 30, 2017 and 2016, the customer representing 10% or more of revenue and accounts receivable was Wintech, the Company’s logistics provider, which accounted for approximately 72% and 74% of total revenue, respectively. Accounts receivable with Wintech accounted for approximately $13.9 million and $19.3 million as of April 30, 2017 and January 31, 2017, respectively.

16. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company enters into software license agreements with Cadence from time to time. The Chief Executive Officer of Cadence, who is also the President and a Director of Cadence, was a member of the Company’s Board of Directors until June 7, 2017. In March 2017, the Company entered into a noncancelable software license agreement with Cadence. Under this agreement, the Company committed to pay an aggregate amount of $10.3 million through January 2020. The Company paid $0.1 million and $0.6 million to Cadence for the three months ended April 30, 2017 and 2016, respectively. License expenses related to these agreements included in research and development expense were approximately $0.8 million and $0.7 million for the three months ended April 30, 2017 and 2016, respectively.

17. Subsequent Events

On May 31, 2017, the Company’s Board of Directors authorized the additional repurchase of up to $50.0 million of the Company’s ordinary shares over a twelve-month period commencing July 1, 2017. Repurchases under this new program may be made from time-to-time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The new repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program will be funded using the Company’s working capital and any repurchased shares will be recorded as authorized but unissued shares.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2017 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2017 fiscal year filed with the Securities and Exchange Commission, or SEC, on March 30, 2017.

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity, our ability to develop new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our expectations about seasonality, taxes and operating expenses, the availability of third-party components and economic conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the commercial success of our customers’ products; our growth strategy; our ability to anticipate future market demands and future needs of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate; our ability to effectively manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content in wearable cameras, automotive cameras, Internet Protocol, or IP, security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs, drones or flying cameras, and virtual reality cameras, also referred to as 360° cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications. We also intend to develop solutions to address new markets, such as OEM automotive and robotics markets.

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

Financial Highlights and Trends

•

We recorded revenue of $64.1 million for the three months ended April 30, 2017. This represented an increase of 12.2% for the three months ended April 30, 2017 as compared to the three months ended April 30, 2016. The increased revenue for the three months ended April 30, 2017 as compared to the same period in fiscal year 2017 was primarily due to strong growth in the IP security and automotive camera markets. Both the professional and consumer IP security camera markets demonstrated strong growth, led by a solid performance from the China IP security camera market and the home security and monitoring camera market in the United States. In the automotive camera market, initial ramps in OEM automotive video recorders plus growth in shipments for the automotive aftermarket resulted in strong growth for the three months ended April 30, 2017. The increase in the quarter ended April 30, 2017 was also attributable to revenue growth in the non-sports wearable camera market, along with the initial shipments into the virtual reality camera market. The increase was partially offset by decreased revenue from the UAV camera market due to the timing of new product launches by customers. For the three months ended April 30, 2017, revenue from the infrastructure market continued to decline due to continued weak market conditions in the United States and Europe as investment in network upgrades to the new H.265 video compression technology is delayed.

•

We recorded operating income of $2.6 million for the three months ended April 30, 2017, as compared to $1.3 million for the three months ended April 30, 2016. The increase was primarily due to increased revenue, partially offset by increased stock-based compensation expense, as well as increased research and development cost as a result of increased headcount associated with new SoC development, especially in computer vision technology for the automotive and other markets.

•

We generated cash flows from operating activities of $23.0 million for the three months ended April 30, 2017, as compared to $15.6 million for the three months ended April 30, 2016. The increased cash flows from operating activities were primarily due to increased net income as a result of increased revenue, adjusted for increased non-cash stock-based compensation expense. The increase was also attributable to increased cash receipts associated with the timing of payments from customers, decreased inventory purchases and increased deferred revenue associated with the timing of inventory shipments by our logistics providers. The increase was partially offset by decreased liabilities associated with the timing of payments to suppliers.

•

Our Board of Directors previously authorized the repurchase of up to $75.0 million of our ordinary shares under a repurchase program extending through June 30, 2017. During the three months ended April 30, 2017, we repurchased a total of 162,738 shares for approximately $8.8 million in cash. As of April 30, 2017, we had repurchased a total of 567,827 shares for approximately $29.0 million in cash. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017.  Repurchases under the new program may be made from time-to-time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The new repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Consistent with the existing repurchase program, the new program will be funded using working capital and any repurchased shares will be recorded as authorized but unissued shares.

Factors Affecting Our Performance

Design Wins. We closely monitor design wins by customer and end market. We consider design wins to be critical to our future success, although a design win may not successfully materialize into revenue, and even if it results in revenue, the amount generated by each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers and internal estimations of customer demand factoring in the expected time to market for end customer products incorporating our solutions and associated revenue potential. Our ability to accurately forecast demand, however, can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products.

Pricing, Product Cost and Margin. Our pricing and margins depend on the volumes and features of the solutions we provide to our customers. Additionally, we make significant investments in new solutions for both cost improvements and new features that we expect to drive revenue and maintain margins. In general, solutions incorporated into more complex configurations, such as those used in high-performance camera or infrastructure applications, have higher prices and higher gross margins as compared to solutions sold into lower performing, more competitive camera applications. Our average selling price can vary by market and application due to market-specific supply and demand, the maturation of products launched in previous years and the launch of new products.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Since that time, we have developed technologies to provide solutions for new markets such as the wearable, IP security, UAV and automotive camera markets. We believe these new markets can continue to facilitate revenue growth and customer diversification. Since fiscal year 2013, the wearable sports and professional IP security camera markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. While we will continue to expand our end market exposure, such as to home security and monitoring, non-sports wearable, UAV, automotive, computer vision and virtual reality camera markets, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. In addition, several of these markets are characterized by high concentration among one or a few dominant OEMs. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

Ability to Capitalize on Connectivity and Computer Vision Trends. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable, IP security, UAV and automotive cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable and UAV cameras allow consumers to quickly stream or upload video and images to social media platforms. In addition, we expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, wearable, UAV, automotive camera markets, and potentially robotics applications. As a result, we believe that our ability to develop advanced computer vision technology, and gain customer acceptance of our technology, will be critical to our future success.

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

Customer Product Life Cycle. We estimate our customers’ product life cycles based on the customer, type of product and end market. In general, products launched in the camera market have shorter life cycles than those sold into the infrastructure market. We typically commence commercial shipments from six to 18 months following a design win, however, in some markets, lengthier product and development cycles are possible, depending on the scope and nature of the project. A portable consumer device typically has a product life cycle of six to 18 months. In the infrastructure market, the product life cycle can range from 24 to 60 months.

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2017	2016
	(dollars in thousands)
Revenue	$64,135	$57,157
Cost of revenue	23,172	20,450
Gross profit	40,963	36,707
Operating expenses:
Research and development	26,602	24,466
Selling, general and administrative	11,744	10,893
Total operating expenses	38,346	35,359
Income from operations	2,617	1,348
Other income	153	27
Income before income taxes	2,770	1,375
Provision (benefit) for income taxes	206	(408)
Net income	$2,564	$1,783

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2017	2016
Revenue	100%	100%
Cost of revenue	36	36
Gross profit	64	64
Operating expenses:
Research and development	41	43
Selling, general and administrative	18	19
Total operating expenses	59	62
Income from operations	5	2
Other income	—	—
Income before income taxes	5	2
Provision (benefit) for income taxes	1	(1)
Net income	4%	3%

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, cost of fabrication of mask sets for prototype products, and allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development, especially in computer vision technology for the automotive and other markets.

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

Other Income

Other income consists primarily of interest income from investments and net gains or losses from foreign currency transactions and remeasurements.

Provision (Benefit) for Income Taxes

We are incorporated and domiciled in the Cayman Islands and also conduct business in several countries such as the United States, China, Taiwan, Hong Kong, Italy, South Korea and Japan, and we are subject to taxation in those jurisdictions. Our worldwide operating income is subject to varying tax rates and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. It is also subject to fluctuation from changes in the valuation of our deferred tax assets and liabilities; tax benefits from excess stock-based compensation deductions; transfer pricing adjustments and the tax effects of nondeductible compensation. We have historically had lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure were to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

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

Comparison of the Three Months Ended April 30, 2017 and 2016

Revenue

	Three Months Ended April 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Revenue	$64,135	$57,157	$6,978	12.2%

The increased revenue for the three months ended April 30, 2017 as compared to the same period in fiscal year 2017 was primarily due to strong growth in the IP security and automotive camera markets. Both the professional and consumer IP security camera markets demonstrated strong growth, led by a solid performance from the China IP security camera market and the home security and monitoring camera market in the United States. In the automotive camera market, initial ramps in OEM automotive video recorders plus growth in shipments for the automotive aftermarket resulted in strong growth for the three months ended April 30, 2017. The increase was also attributable to revenue growth in the non-sports wearable camera market, along with the initial shipments into the virtual reality camera market. The increase was partially offset by decreased revenue from the UAV camera market due to the timing of new product launches by customers. For the three months ended April 30, 2017, revenue from the infrastructure market continued to decline due to continued weak market conditions in the United States and Europe as investment in network upgrades to the new H.265 video compression technology is delayed.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$23,172	$20,450	$2,722	13.3%
Gross profit	40,963	36,707	4,256	11.6%
Gross margin	63.9%	64.2%	—	(0.3)%

Cost of revenue increased for the three months ended April 30, 2017 primarily due to increased revenue compared to the same period in the prior fiscal year. The increase was partially offset by cost reductions received from suppliers for certain SoCs that reached lifetime purchase volume milestones.

Gross margin decreased for the three months ended April 30, 2017 compared to the same period in the prior fiscal year primarily due to the increase in the percentage of our total revenue that was derived from the lower gross margin IP security camera market combined with the decline of revenue from the higher gross margin UAV camera market.

Research and Development

	Three Months Ended April 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$26,602	$24,466	$2,136	8.7%

Research and development expense increased for the three months ended April 30, 2017 compared to the same period in the prior fiscal year primarily due to an increase in engineering headcount associated with new SoC development, especially in computer vision technology for the automotive and other markets. Our research and development engineering headcount increased to 493 at April 30, 2017 compared to 459 at April 30, 2016. The increased engineering headcount resulted in increases in salary related expenses of approximately $1.2 million for the three months ended April 30, 2017. The increased research and development expense was also attributable to additional stock-based compensation of approximately $1.3 million for the three months ended April 30, 2017, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees. The increase was partially offset by approximately $0.3 million of reduced product development cost due to the timing and number of new SoCs in development.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Selling, general and administrative	$11,744	$10,893	$851	7.8%

Selling, general and administrative expense increased for the three months ended April 30, 2017 compared to the same period in the prior fiscal year primarily due to increased stock-based compensation expense of approximately $0.4 million, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees. The increase was also attributable to approximately $0.2 million of additional expenditures on outside professional services to support our expanding business.

Other Income

	Three Months Ended April 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Other income	$153	$27	$126	466.7%

Other income consisted primarily of interest income from debt security investments and net gains or losses from foreign currency transactions and remeasurements.

Provision (Benefit) for Income Taxes

	Three Months Ended April 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$206	$(408)	$614	(150.5)%
Effective tax rate	7.4%	(29.7)%	—	37.1%

The quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The effective tax rate increased for the three months ended April 30, 2017 compared to the same period in the prior fiscal year primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions; and an increase in non-deductible stock-based compensation expense.

Liquidity and Capital Resources

As of April 30, 2017 and January 31, 2017, we had cash, cash equivalents and marketable securities of approximately $420.2 million and $405.4 million, respectively.  We invest in highly liquid, short-term marketable securities and hold these investments as available-for-sale securities. As of April 30, 2017, these securities had a fair value of approximately $101.1 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$23,023	$15,550
Net cash used in investing activities	(3,535)	(16,562)
Net cash provided by (used in) financing activities	(7,178)	915
Net increase (decrease) in cash and cash equivalents	$12,310	$(97)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the three months ended April 30, 2017 primarily due to increased net income as a result of increased revenue, adjusted for increased non-cash stock-based compensation expense. The increase was also attributable to increased cash receipts associated with the timing of payments from customers, decreased inventory purchases and increased deferred revenue associated with the timing of inventory shipments by our logistics providers. The increase was partially offset by decreased liabilities associated with the timing of payments to suppliers.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased for the three months ended April 30, 2017 primarily due to $28.8 million higher investment in debt securities in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2018. The decreased cash used in investing activities was partially offset by approximately $15.3 million less cash received from the sale and maturity of debt securities compared to the same period of the prior fiscal year.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities increased for the three months ended April 30, 2017 compared to the same period in the prior fiscal year primarily due to the payment of $8.8 million in cash for the repurchase of our ordinary shares under our stock repurchase program in the first quarter of fiscal year 2018.

Stock Repurchase Program

On May 31, 2016, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $75.0 million in aggregate of our ordinary shares over a six-month period. On November 29, 2016, our Board of Directors extended the duration of the repurchase program until June 30, 2017. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of April 30, 2017, we had repurchased a total of 567,827 shares for approximately $29.0 million in cash.

On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017.  Repurchases under the new program may be made from time-to-time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The new repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Consistent with the existing repurchase program, the new program will be funded using working capital and any repurchased shares will be recorded as authorized but unissued shares.

Operating and Capital Expenditure Requirements

We have generated net income annually since fiscal year 2010, and we have generated cash from operations annually since fiscal year 2009. We believe that our anticipated cash generated from operations and our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of April 30, 2017:

	Payment Due by Period as of April 30, 2017
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities under operating leases	$7,872	$1,842	$4,968	$1,062	$—	$—
Technology license or other obligations	10,872	3,794	7,078	—	—	—
Purchase obligations	31,670	31,670	—	—	—	—
Uncertain tax liabilities	1,916	—	—	—	—	1,916
Total	$52,330	$37,306	$12,046	$1,062	$—	$1,916

As of April 30, 2017, we had purchase obligations with our independent contract manufacturers of $31.7 million.

Uncertain tax liabilities represent our potential liabilities related to these uncertain tax positions as of April 30, 2017. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

As of April 30, 2017, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2017 fiscal year filed with the SEC on March 30, 2017, except with respect to noncancelable internal-use software license.

Noncancelable Internal-Use Software License

We account for a noncancelable on premise internal-use software license as the acquisition of an intangible asset and the incurrence of a liability to the extent that all or a portion of the software licensing fees are not paid on or before the license acquisition date. The intangible asset and related liability are recorded at net present value and interest expense is recorded over the payment term.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2017 and January 31, 2017, we had cash, cash equivalents, marketable securities and restricted cash totaling $420.2 million and $405.4 million, respectively. Our cash and restricted cash consist of deposits in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Foreign Currency Risk

To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur operating expenses and hold assets and liabilities denominated in foreign currencies, principally the New Taiwan Dollar and the Chinese Yuan Renminbi. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly, the exchange rates between the Chinese Yuan Renminbi and the U.S. dollar and between the New Taiwan Dollar and the U.S. dollar. Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our total revenue, we believe that the exposure to foreign currency fluctuation risk from operating expenses is not material at this time. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, higher than normal customer inventory levels at GoPro, Inc., or GoPro, significantly impacted our revenue in the fiscal quarter ended January 31, 2016 and in the first half of fiscal year 2017. Higher than normal customer inventory levels can occur in the future, and we expect high inventory levels at GoPro will negatively impact our revenue in the first half of our fiscal year 2018. If other products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal years 2017, 2016 and 2015, sales directly and through our logistics providers to our five largest ODM and OEM customers collectively accounted for approximately 56%, 56% and 64% of our total revenue, respectively. In fiscal years 2017, 2016 and 2015, sales to our ten largest ODM and OEM customers collectively accounted for approximately 68%, 69% and 74% of our total revenue, respectively. For the three months ended April 30, 2017, sales directly and through our logistics providers to our five largest ODM and OEM customers accounted for approximately 45% of our total revenue, and sales to our ten largest ODM and OEM customers accounted for approximately 60% of our total revenue. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, we believe that GoPro will use a competing solution in one of its mainstream cameras in its next product release cycle, which would have a significant negative impact on our revenue in fiscal year 2018 and beyond. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced through sales to other customers in that market.

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

Our customers typically do not provide us with firm, long-term purchase commitments. Substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and without penalty to them. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix.

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products. For example, higher than normal customer inventory levels at GoPro significantly impacted our revenue in the fiscal quarter ended January 31, 2016 and in the first half of fiscal year 2017. Higher than normal customer inventory levels can occur in the future, and we expect high inventory levels at GoPro will negatively impact our revenue in the first half of our fiscal year 2018. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

We are focused on selling our video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in new markets we intend to address such as the OEM automotive market, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process and, even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved a significant design win and projected substantial future revenue from that end customer as a result of that design win. Subsequently, based on changes in that end customer’s assessment of the consumer market, among other factors, the end customer abruptly shut down its business unit with which we achieved the design win, with no notice to us. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products. For example, we believe that GoPro, our largest OEM customer in fiscal year 2017, will use a competing solution in one of its mainstream cameras in its next product release cycle, which would have a significant negative impact on our revenue in fiscal year 2018 and beyond.

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

Our customers generally take a considerable amount of time to evaluate our solutions. The typical time from early engagement by our sales force to actual product introduction runs from nine to 12 months for the camera market, and 12 to 24 months for the infrastructure market, though it may take longer in new markets we intend to address such as the OEM automotive market. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our SoC solutions and harm our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our solutions, our business would suffer.

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

The global semiconductor market in general, and the video and image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, functionality, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as large OEMs grow their internal resources and potentially develop their own semiconductor solutions. In addition, as we move into new markets, such as the OEM automotive and robotics markets, we will face competition from larger competitors with longer histories in these markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation, or Sony, and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd., or HiSilicon, and Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation. In the IP security camera market, our primary competitors include Geo Semiconductor, Inc., Grain Media, Inc., which was recently acquired by Novatek Microelectronics Corp., or Novatek, HiSilicon, Intel Corporation, or Intel, Movidius Ltd., which was recently acquired by Intel, OmniVision Technologies, Inc., Qualcomm Incorporated, or Qualcomm,  Realtek Semiconductor Corp., Socionext, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp., NXP Semiconductors N.V., Sunplus Technology Co. Ltd., and Texas Instruments.  Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include GigPeak, Inc., Intel, and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors enter these markets.

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

From inception through April 30, 2017, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive substantially all of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

In the past several years, substantially all of our revenue was generated from sales of our products to OEMs and ODMs of HD video cameras. Our future revenue growth, if any, will depend in part on our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, the automotive camera market, and the UAV market, as well as emerging markets such as the virtual reality camera, automotive OEM and robotics markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. For example, we expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, wearable, UAV, automotive camera and robotics markets.  As a result, we believe that our ability to develop advanced computer vision technology, and gain customer acceptance of our technology, will be critical to our future success. Development of products to address new markets, such as the OEM automotive market, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term. In addition, we anticipate that as we move into new markets, such as the OEM automotive market, we will face competition from larger competitors with longer histories in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully with our solutions, our revenue could decline.

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

We sell a significant percentage of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 60%, 67% and 57% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Approximately 72% of our revenue was derived from sales through Wintech for the three months ended April 30, 2017. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016, but decreased to $310.3 million in fiscal year 2017. We may not achieve similar growth rates in future periods. For example, we currently anticipate that our revenue growth rate will be relatively flat in fiscal year 2018 compared to the fiscal year 2017. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

If we are unable to manage any future growth, we may not be able to execute our business plan and our operating results could suffer.

Our business has grown rapidly. Our future operating results depend to a large extent on our ability to successfully manage any expansion and growth, including the challenges of managing a company with headquarters in the United States and the majority of its employees in Asia. We are increasing our investment in research and development and other functions to grow our business and address new markets, such as the OEM automotive market. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•

recruit, hire, train and manage additional qualified engineers for our research and development activities, particularly in our offices in Asia and especially for the positions of semiconductor design and systems and applications engineering;

•	add additional sales and business development personnel;
•	add additional finance and accounting personnel;
•	maintain and improve our administrative, financial and operational systems, procedures and controls; and
•

enhance our information technology support for enterprise resource planning and design engineering by adapting and expanding our systems and tool capabilities, and properly training new hires as to their use.

We are likely to incur the costs associated with these increased investments earlier than some of the anticipated benefits, and the return on these investments, if any, may be lower, may develop more slowly than we expect or may not materialize. In addition, development of products to address new markets, such as the OEM automotive market, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $101.2 million, $82.9 million and $58.0 million in fiscal years 2017, 2016 and 2015, respectively. Our research and development expense was $26.6 million for the three months ended April 30, 2017. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions with increased functionality, such as analytics or computer vision capabilities. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 10 nm, can cost significantly more than required to develop in larger process nodes, such as 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission, or the SEC, has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. While these requirements continue to be subject to administrative uncertainty, we have incurred, and will continue to incur, additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

We prepare our consolidated financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create accounting rules and regulations. Changes in those accounting rules, including the new revenue recognition guidance and the associated adoption efforts, which are currently underway, could have a significant effect on our financial results, require significant resources, pose challenges in forecasting revenue and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, on October 5, 2015 the Organization for Economic Co-operation and Development (the “OECD”), which represents a coalition of member countries, released its final reports from the BEPS Action Plans. The final reports include recommendations covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. These changes, which have been or are in the process of being adopted by numerous countries, could increase uncertainties and may adversely affect our provision for income taxes. The U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. Although none of these proposed U.S. tax law changes has yet been enacted, and they may never be enacted in their current forms, it is possible that these or other changes in the U.S. tax laws could significantly increase our U.S. income tax liability in the future.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2018 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2018 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business may adversely affect our operating results.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 73%, 91% and 91% of our total revenue in fiscal years 2017, 2016 and 2015, respectively, and approximately 91% of our total revenue for the three months ended April 30, 2107. Certain prior year revenue amounts have been reclassified by geographic region to conform to the fiscal year 2018 presentation. These reclassifications did not impact total revenues in each fiscal year. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

A significant number of our employees are located in Asia, principally Taiwan and China. Therefore, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar, such as the New Taiwan Dollar and the Chinese Yuan Renminbi. Our operating results are denominated in U.S. dollars and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our operating results. Furthermore, currency exchange rates, particularly the exchange rates between the Chinese Yuan Renminbi and the U.S. dollar and between the New Taiwan Dollar and the U.S. dollar, have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict our operating results.

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

As of April 30, 2017, we had approximately $101.1 million in securities investments. The investments consisted primarily of money market funds, demand deposits, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the three months ended April 30, 2017:

Approximate
			Total Number	Dollar Value Of
			Of Shares	Shares That May
			Purchased As	Yet Be Purchased
			Part of Publicly	Under The Plans
	Total Number	Average Price	Announced	Or Programs
	Of Shares	Paid Per Share	Plans Or	(in millions)
Period	Purchased (i)	(ii)	Programs (i)	(i)
February 1, 2017 to February 28, 2017	—	$—	—
March 1, 2017 to March 31, 2017	162,738	53.91	162,738
April 1, 2017 to April 30, 2017	—	—	—
Total	162,738	$53.91	162,738	$46.0

(i)

On May 31, 2016, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $75.0 million in the aggregate of our ordinary shares over a six-month period. On November 29, 2016, our Board of Directors extended the duration of the repurchase program until June 30, 2017. As of April 30, 2017, we had repurchased an aggregate of $29.0 million of our ordinary shares under the program, and we had approximately $46.0 million available to repurchase shares under the program. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases or through privately negotiated transactions. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares.

(ii)	The average price paid per share is calculated by total cash utilized divided by total shares repurchased during the period.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBARELLA, INC.

Date: June 8, 2017	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 8, 2017	By:	/s/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1(2)*	Amended and Restated 2012 Equity Incentive Plan.

10.2(2)*	Form of Performance-Based Restricted Stock Unit Agreement under 2012 Equity Incentive Plan.

10.3(3)*	Description of Executive Bonus Plan for Fiscal Year 2018.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
(2)	Incorporated by reference to the Form 10-K filed on March 30, 2017.
(3)	Incorporated by reference to the Form 8-K filed on June 6, 2017.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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