Form 10-Q
period 2017-07-31
AMBARELLA INC
filed 2017-09-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of September 1, 2017 was 33,214,205 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31,	January 31,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$309,738	$322,872
Marketable securities	91,077	82,522
Accounts receivable, net	38,351	38,596
Inventories	17,726	20,145
Restricted cash	9	8
Prepaid expenses and other current assets	2,810	4,392
Total current assets	459,711	468,535
Property and equipment, net	5,636	4,988
Deferred tax assets, non-current	6,299	5,774
Intangible assets, net	12,970	4,149
Goodwill	26,601	26,601
Other non-current assets	2,229	2,224
Total assets	$513,446	$512,271
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	23,466	19,955
Accrued and other current liabilities	19,906	26,448
Income taxes payable	2,014	568
Deferred revenue	6,203	7,425
Total current liabilities	51,589	54,396
Other long-term liabilities	9,131	3,241
Total liabilities	60,720	57,637
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2017 and January 31, 2017, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at July 31, 2017 and January 31, 2017, respectively; 33,220,378 shares issued and outstanding at July 31, 2017; 33,369,032 shares issued and outstanding at January 31, 2017	15	15
Additional paid-in capital	204,513	212,276
Accumulated other comprehensive loss	(82)	(70)
Retained earnings	248,280	242,413
Total shareholders’ equity	452,726	454,634
Total liabilities and shareholders' equity	$513,446	$512,271

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue	$71,630	$65,142	$135,765	$122,299
Cost of revenue	26,825	21,672	49,997	42,122
Gross profit	44,805	43,470	85,768	80,177
Operating expenses:
Research and development	27,538	23,643	54,140	48,109
Selling, general and administrative	11,962	10,565	23,706	21,458
Total operating expenses	39,500	34,208	77,846	69,567
Income from operations	5,305	9,262	7,922	10,610
Other income	224	171	377	198
Income before income taxes	5,529	9,433	8,299	10,808
Provision for income taxes	2,226	801	2,432	393
Net income	$3,303	$8,632	$5,867	$10,415
Net income per share attributable to ordinary shareholders:
Basic	$0.10	$0.27	$0.18	$0.32
Diluted	$0.10	$0.25	$0.17	$0.31
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	33,227,717	32,557,398	33,240,767	32,492,723
Diluted	34,572,927	34,175,466	34,629,004	34,063,103

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net income	$3,303	$8,632	$5,867	$10,415
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	6	13	(12)	40
Other comprehensive income (loss), net of tax	6	13	(12)	40
Comprehensive income	$3,309	$8,645	$5,855	$10,455

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net income	$5,867	$10,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	855	819
Amortization of intangible assets	1,147	23
Amortization/accretion of marketable securities	101	125
Stock-based compensation	27,407	22,767
Other non-cash items, net	43	67
Changes in operating assets and liabilities:
Accounts receivable	245	5,820
Inventories	2,419	(2,731)
Prepaid expenses and other current assets	1,618	2
Deferred tax assets	(525)	1,054
Other assets	(5)	119
Accounts payable	3,511	5,548
Accrued liabilities	(9,293)	(543)
Income taxes payable	1,446	(787)
Deferred tax liabilities	—	(58)
Deferred revenue	(1,222)	(4,613)
Other long-term liabilities	39	26
Net cash provided by operating activities	33,653	38,053
Cash flows from investing activities:
Purchase of investments	(28,049)	(50,214)
Sales of investments	4,500	19,827
Maturities of investments	14,840	19,560
Purchase of property and equipment	(1,853)	(997)
Net cash used in investing activities	(10,562)	(11,824)
Cash flows from financing activities:
Stock repurchase	(38,720)	(20,183)
Proceeds from exercise of stock options and employee stock purchase plan	3,396	2,405
Payment for software license liabilities	(901)	—
Net cash used in financing activities	(36,225)	(17,778)
Net increase (decrease) in cash and cash equivalents	(13,134)	8,451
Cash and cash equivalents at beginning of period	322,872	268,056
Cash and cash equivalents at end of period	$309,738	$276,507
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$567	$637
Supplemental disclosure of noncash investing and financing activities:
Increase in liabilities related to intangible and fixed asset purchases	$9,193	$86

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on deposits of its cash. In order to limit the exposure of each investment, cash equivalents and marketable securities consist primarily of money market funds, asset-backed securities, commercial paper, U.S. government securities and debt securities of corporations which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

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

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and six months ended July 31, 2017 and 2016, respectively.

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

Arrangements with certain OEM customers provide for pricing that is dependent upon the end products into which the Company’s SoCs are used. These arrangements may also entitle the Company to a share of the product margin ultimately realized by the OEM. The minimum guaranteed amount of revenue related to the sale of products subject to these arrangements is recognized when all other elements of revenue recognition are met. Any amounts at the date of shipment invoiced in excess of the minimum guaranteed contract price are deferred until the additional amounts the Company is entitled to are fixed or determinable. Additional amounts earned by the Company resulting from margin sharing arrangements and determination of the end products into which the products are ultimately incorporated are recognized when end customer sales volume is reported to the Company. Revenues from margin sharing arrangements were not material for the three and six months ended July 31, 2017 and 2016, respectively.

The Company also enters into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. The Company does not sell separately any of these components and does not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. Revenues from engineering service agreements were not material for the three and six months ended July 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new revenue standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). Accordingly, the Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”) in its first quarter of fiscal year 2019. The new revenue guidance may be adopted by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in the beginning of retained earnings as of the date of adoption. The Company currently anticipates adopting the new guidance using the modified retrospective method. The new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and considerations arising from customer contracts, including significant judgments and estimates. While the Company is continuing to evaluate all potential impacts of the guidance, the Company expects the most significant impacts will relate to the determination of transaction price and the timing of revenue recognition for transactions with its logistics providers.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“ECL”). Under the new model, an entity is required to estimate ECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The new model also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the ECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. The ASU will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company does not believe the adoption of this new guidance will have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), to require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of restricted cash and restricted cash equivalent balances. The new guidance will be effective for fiscal years beginning after December 15, 2017, including the interim periods within those years and is applied retrospectively. The Company does not believe the adoption of this new guidance will have a material impact on its consolidated statement of cash flows and disclosures.

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

	As of July 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$10,232	$—	$—	$10,232
Commercial paper	6,980	—	—	6,980
Corporate bonds	48,758	3	(33)	48,728
Asset-backed securities	13,024	—	(7)	13,017
U.S. government securities	22,397	—	(45)	22,352
Total cash equivalents and marketable securities	$101,391	$3	$(85)	$101,309

	As of January 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,328	$—	$—	$8,328
Demand deposits	10,000	—	—	10,000
Commercial paper	4,784	—	—	4,784
Corporate bonds	42,713	6	(41)	42,678
Asset-backed securities	11,686	1	(12)	11,675
U.S. government securities	23,409	6	(30)	23,385
Total cash equivalents and marketable securities	$100,920	$13	$(83)	$100,850

	As of
	July 31, 2017	January 31, 2017
	(in thousands)
Included in cash equivalents	$10,232	$18,328
Included in marketable securities	91,077	82,522
Total cash equivalents and marketable securities	$101,309	$100,850

The contractual maturities of the investments at July 31, 2017 and January 31, 2017 were as follows:

	As of
	July 31, 2017	January 31, 2017
	(in thousands)
Due within one year	$86,791	$76,992
Due within one to two years	14,518	23,858
Total cash equivalents and marketable securities	$101,309	$100,850

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it would be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of July 31, 2017 and January 31, 2017, respectively.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of July 31, 2017 and January 31, 2017:

	As of July 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$10,232	$10,232	$—	$—
Commercial paper	6,980	—	6,980	—
Corporate bonds	48,728	—	48,728	—
Asset-backed securities	13,017	—	13,017	—
U.S. government securities	22,352	—	22,352	—
Total cash equivalents and marketable securities	$101,309	$10,232	$91,077	$—

	As of January 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,328	$8,328	$—	$—
Demand deposits	10,000	10,000	—	—
Commercial paper	4,784	—	4,784	—
Corporate bonds	42,678	—	42,678	—
Asset-backed securities	11,675	—	11,675	—
U.S. government securities	23,385	—	23,385	—
Total cash equivalents and marketable securities	$100,850	$18,328	$82,522	$—

3. Inventories

Inventory at July 31, 2017 and January 31, 2017 consisted of the following:

	As of
	July 31, 2017	January 31, 2017
	(in thousands)
Work-in-progress	$11,156	$10,105
Finished goods	6,570	10,040
Total	$17,726	$20,145

4. Property and Equipment, Net

Depreciation expense was approximately $0.5 million and $0.3 million for the three months ended July 31, 2017 and 2016, respectively. Depreciation expense was approximately $0.9 million and $0.8 million for the six months ended July 31, 2017 and 2016, respectively.  Property and equipment at July 31, 2017 and January 31, 2017 consisted of the following:

	As of
	July 31, 2017	January 31, 2017
	(in thousands)
Computer equipment and software	$7,352	$6,798
Machinery and equipment	3,610	3,405
Furniture and fixtures	829	797
Leasehold improvements	1,625	1,672
Construction in progress	1,372	755
	14,788	13,427
Less: accumulated depreciation and amortization	(9,152)	(8,439)
Total property and equipment, net	$5,636	$4,988

5. Intangible Assets

The intangible assets primarily consist of $4.1 million of IPR&D from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $8.9 million of a noncancelable software license. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of July 31, 2017, there was no IPR&D amortized.

During the six months ended July 31, 2017, the Company entered into certain noncancelable software license agreements in which the Company committed to pay an aggregate amount of $10.5 million through January 2020. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of July 31, 2017, $3.2 million was recorded in accrued and other current liabilities and $5.9 million was recorded in other long-term liabilities in the condensed consolidated balance sheets. For the three and six months ended July 31, 2017, there was $0.8 million and $1.1 million of amortization expense recorded in the condensed consolidated statements of operations, respectively.

There were no intangible asset impairments for the three and six months ended July 31, 2017 and 2016, respectively.

6. Goodwill

On June 25, 2015, the Company completed the acquisition of VisLab, a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. There were no goodwill impairments for the three and six months ended July 31, 2017 and 2016, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities at July 31, 2017 and January 31, 2017 consisted of the following:

	As of
	July 31, 2017	January 31, 2017
	(in thousands)
Accrued employee compensation	$11,986	$14,685
Accrued warranty	800	500
Accrued rebates	865	972
Accrued product development costs	1,232	7,605
Software license liabilities, current	3,216	—
Other accrued liabilities	1,807	2,686
Total accrued and other current liabilities	$19,906	$26,448

8. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at July 31, 2017 and January 31, 2017 consisted of the following:

	As of
	July 31, 2017	January 31, 2017
	(in thousands)
Deferred revenue from product shipments	$7,573	$7,725
Deferred revenue from services	1,023	1,748
Deferred cost of revenue from product shipments	(2,393)	(2,048)
Total deferred revenue, net	$6,203	$7,425

9. Other Long-Term Liabilities

Other long-term liabilities at July 31, 2017 and January 31, 2017 consisted of the following:

	As of
	July 31, 2017	January 31, 2017
	(in thousands)
Unrecognized tax benefits, including interest	$1,942	$1,905
Deferred tax liabilities, non-current	1,333	1,333
Software license liabilities, non-current	5,851	—
Other long-term liabilities	5	3
Total other long-term liabilities	$9,131	$3,241

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of July 31, 2017 and January 31, 2017, respectively.

Ordinary shares

As of July 31, 2017 and January 31, 2017, a total of 200,000,000 ordinary shares were authorized.

On March 30, 2017, the Company added 1,501,606 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 Equity Incentive Plan (“EIP”). Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

On March 30, 2017, the Company added 417,112 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan (“ESPP”). Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of July 31, 2017 and January 31, 2017, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	July 31, 2017	January 31, 2017
Shares reserved for options, restricted stock and restricted stock units under EIP	6,109,476	5,167,688
Shares reserved for ESPP	1,619,541	1,252,465

Shares repurchased

On May 31, 2016, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s ordinary shares through June 30, 2017. On May 31, 2017, the Company’s Board of Directors authorized the additional repurchase of up to $50.0 million of the Company’s ordinary shares over a twelve-month period commencing July 1, 2017. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were 758,508 shares repurchased during the six months ended July 31, 2017 for approximately $38.7 million in cash. As of July 31, 2017, a total of 1,163,597 shares have been repurchased for approximately $58.9 million in cash and recorded as a reduction to equity. As of July 31, 2017, there was approximately $47.8 million available for repurchases under the repurchase program through June 30, 2018.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation:
Cost of revenue	$332	$246	$635	$491
Research and development	8,649	6,873	16,626	13,592
Selling, general and administrative	5,454	4,347	10,146	8,684
Total stock-based compensation	$14,435	$11,466	$27,407	$22,767

As of July 31, 2017, total unrecognized compensation cost related to unvested stock options was $7.4 million and is expected to be recognized over a weighted-average period of 2.05 years. Total unrecognized compensation cost related to unvested restricted stock units was $98.7 million and is expected to be recognized over a weighted-average period of 2.61 years. Total unrecognized compensation cost related to unvested restricted stock awards was $4.9 million and is expected to be recognized over a weighted-average period of 1.41 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Stock Options:
Volatility	53%	38%	53%	38%
Risk-free interest rate	1.88%	1.39%	2.08%	1.55%
Expected term (years)	6.08	6.08	6.07	5.96
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	—	—	39%	67%
Risk-free interest rate	—	—	0.89%	0.52%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

The Company calculates expected volatility for stock options based on the weighted average of historical volatilities of its own stock price and the share prices of similar companies that are publicly available for a period commensurate with the expected term. The Company calculates expected volatility for ESPP based on its own historical stock price for a period commensurate with the offering period.

The following table summarizes stock option activity for the six months ended July 31, 2017:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2017	1,703,524	$21.66
Granted	72,400	55.69	$28.84
Exercised	(89,829)	13.13		$3,783
Forfeited	(13,818)	56.69
Expired	(5,495)	68.57
Outstanding at July 31, 2017	1,666,782	23.15			4.85	$48,972
Exercisable at July 31, 2017	1,366,052	$16.81			4.11	$47,343

The intrinsic value of options outstanding and options exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on July 31, 2017 was $50.05, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2017	2,175,673	$56.76
Granted	364,861	56.79
Vested	(506,826)	45.60
Forfeited	(70,588)	55.15
Unvested at July 31, 2017	1,963,120	$59.71

As of July 31, 2017, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $98.3 million.

12. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Numerator:
Net income	$3,303	$8,632	$5,867	$10,415
Denominator:
Weighted-average ordinary shares - basic	33,227,717	32,557,398	33,240,767	32,492,723
Effect of potentially dilutive securities:
Employee stock options	984,064	1,074,331	995,107	1,062,310
Restricted stock and restricted stock units	356,253	530,279	389,498	498,128
Employee stock purchase plan	4,893	13,458	3,632	9,942
Weighted-average ordinary shares - diluted	34,572,927	34,175,466	34,629,004	34,063,103
Net income per ordinary share:
Basic	$0.10	$0.27	$0.18	$0.32
Diluted	$0.10	$0.25	$0.17	$0.31

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Options to purchase ordinary shares	271,516	471,534	266,619	476,116
Restricted stock and restricted stock units	796,472	893,341	854,799	1,047,630
Employee stock purchase plan	—	—	12,974	17,191
	1,067,988	1,364,875	1,134,392	1,540,937

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Income before income taxes	$5,529	$9,433	$8,299	$10,808
Provision for income taxes	2,226	801	2,432	393
Effective tax rate	40.3%	8.5%	29.3%	3.6%

The effective tax rate increased for the three and six months ended July 31, 2017 compared to the same periods in the prior fiscal year primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions; and an increase in non-deductible stock-based compensation expense.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2017, the gross amount of unrecognized tax benefits was approximately $41.8 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

14. Commitments and Contingencies

The Company leases its principal facilities under operating lease agreements and leases time-based software licenses from time to time. Net operating lease expense for the three months ended July 31, 2017 and 2016 was approximately $1.2 million and $1.9 million, respectively. Net operating lease expense for the six months ended July 31, 2017 and 2016 was approximately $2.9 million and $3.6 million, respectively. Future annual minimum payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
July 31, 2017
Fiscal Year	(in thousands)
2018	$1,483
2019	2,885
2020	2,341
2021	812
2022	247
Total future annual minimum lease payments	$7,768

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon agreement between the Company and the third-party manufacturers. As of July 31, 2017 and January 31, 2017, total manufacturing purchase commitments were approximately $36.8 million and $23.9 million, respectively, as a result of seasonal fluctuations.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of July 31, 2017 and January 31, 2017, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated. Prior period revenue amounts by geographic region have been reclassified to conform to the fiscal year 2018 presentation. These reclassifications did not impact total revenues in the prior periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Taiwan	$48,052	$46,803	$94,468	$88,905
Asia Pacific	12,291	11,577	24,050	19,163
Europe	6,444	3,282	8,344	8,634
North America other than United States	2,979	1,095	4,984	1,365
United States	1,864	2,385	3,919	4,232
Total revenue	$71,630	$65,142	$135,765	$122,299

As of July 31, 2017, substantially all of the Company’s property and equipment, net were located in the United States and Asia Pacific region with approximate net amounts of $2.3 million and $2.4 million, respectively.

Major Customers

For the three and six months ended July 31, 2017, the only customer representing 10% or more of revenue and accounts receivable was Wintech, the Company’s logistics provider, which accounted for approximately 67% and 70% of total revenue, respectively. For the three months ended July 31, 2016, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony Electronics Co., Ltd. (“Chicony”), a direct ODM customer, which accounted for approximately 72% and 12% of total revenue, respectively. For the six months ended July 31, 2016, the only customer representing 10% or more of revenue and accounts receivable was Wintech, which accounted for approximately 73% of total revenue. Accounts receivable with Wintech accounted for approximately $23.2 million and $19.3 million as of July 31, 2017 and January 31, 2017, respectively.

16. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company enters into software license agreements with Cadence Design Systems, Inc. (“Cadence”) from time to time. The Chief Executive Officer of Cadence, who is also the President and a Director of Cadence, was a member of the Company’s Board of Directors until June 7, 2017. In March 2017, the Company entered into a noncancelable software license agreement with Cadence. Under this agreement, the Company committed to pay an aggregate amount of $10.3 million through January 2020. The Company paid $0.9 million and $0.7 million to Cadence for the three months ended July 31, 2017 and 2016, respectively. The Company paid $1.0 million and $1.3 million to Cadence for the six months ended July 31, 2017 and 2016, respectively. License expenses related to these agreements included in research and development expense were approximately $0.8 million and $0.7 million for the three months ended July 31, 2017 and 2016, respectively. License expenses related to these agreements included in research and development expense were approximately $1.6 million and $1.4 million for the six months ended July 31, 2017 and 2016, respectively.

17. Subsequent Events

As of September 7, 2017, a total of 59,143 shares have been repurchased for approximately $2.7 million in cash and recorded as a reduction to equity after the balance sheet date. As of September 7, 2017, there was approximately $45.1 million available for repurchases under the repurchase program through June 30, 2018.

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

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity, our ability to develop new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our expectations about seasonality, taxes and operating expenses, the availability of third-party components and economic conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the commercial success of our customers’ products; our growth strategy; fluctuations in our operating results; our ability to anticipate future market demands and future needs of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate; our ability to effectively sustain and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content in wearable cameras, automotive cameras, Internet Protocol, or IP, security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs, drones or flying cameras, and virtual reality cameras, also referred to as 360° cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications. We also intend to develop solutions to address emerging markets, such as OEM automotive and robotics markets.

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

Financial Highlights and Trends

•

We recorded revenue of $71.6 million and $135.8 million for the three and six months ended July 31, 2017, respectively. This represented increases of 10.0% and 11.0% for the three and six months ended July 31, 2017, respectively, as compared to the same periods in fiscal year 2017. The increased revenue was primarily due to strong growth in the IP security and automotive camera markets. Both the professional and consumer IP security camera markets demonstrated strong growth, led by solid performance from the China IP security camera market, the North America professional security camera market and the home security and monitoring camera market in the United States. In the automotive camera market, an increase in shipments for OEM automotive video recorders plus growth in shipments for the automotive aftermarket resulted in strong revenue growth for the three and six months ended July 31, 2017. The increases in revenue for the three and six months ended July 31, 2017 were also attributable to revenue growth in the non-sports wearable camera market, along with initial shipments into the virtual reality camera market. The increases were partially offset, however, by decreased revenue from the UAV and sports camera markets. The reduction in revenue in the UAV market was primarily due to difficult comparables  to the prior year due to the timing of new product launches by customers, as well as continued weakness of our smaller customers in that market. In the sports camera market, lower revenue resulted from excess inventory of our solutions at our major customer at the end of the previous quarter. For the three and six months ended July 31, 2017, revenue from the infrastructure market declined due to continued weak market conditions in the United States and Europe as investment in network upgrades to the new H.265 video compression technology is delayed.

•

We recorded operating income of $5.3 million and $7.9 million for the three and six months ended July 31, 2017, respectively, as compared to $9.3 million and $10.6 million for the three and six months ended July 31, 2016, respectively. The decreases were primarily due to decreased gross profit as a result of the increase in the percentage of our total revenue derived from the lower gross margin IP security camera market combined with the decline of revenue from the higher gross margin UAV camera market. The decreases in operating income were also attributable to increased stock-based compensation expense, as well as increased research and development cost primarily as a result of increased headcount in support of our computer vision technology development for the automotive and other markets.

•

We generated cash flows from operating activities of $33.7 million for the six months ended July 31, 2017, as compared to $38.1 million for the six months ended July 31, 2016. The decreased cash flows from operating activities were primarily due to decreased cash receipts associated with the timing of payments from customers and decreased liabilities associated with the timing of payments to suppliers. The decrease in cash flows from operating activities was partially offset by decreased inventory purchases and increased deferred revenue associated with the timing of inventory shipments by our logistics providers.

•

Our Board of Directors previously authorized a program to repurchase up to $75.0 million of our ordinary shares through June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. For the three months ended July 31, 2017, we repurchased 595,770 shares for approximately $29.9 million in cash. For the six months ended July 31, 2017, we repurchased 758,508 shares for approximately $38.7 million in cash. As of July 31, 2017, we had repurchased a total of 1,163,597 shares for approximately $58.9 million in cash. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares. As of July 31, 2017, there was approximately $47.8 million available for repurchases under the repurchase program through June 30, 2018.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Since that time, we have developed technologies to provide solutions for new markets such as the wearable, IP security, UAV and automotive camera markets. We believe these markets can continue to facilitate revenue growth and customer diversification. Since fiscal year 2013, the wearable sports and professional IP security camera markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. While we will continue to expand our end market exposure, such as to home security and monitoring, non-sports wearable, UAV, automotive, and virtual reality camera markets, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. In addition, several of these markets are characterized by high concentration among one or a few dominant OEMs. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into, our ability to achieve design wins with such dominant OEMs, as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Ability to Capitalize on Computer Vision Trends. We expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including automotive, IP security, UAV, wearable camera markets, and potentially robotics applications. As a result, we believe that our ability to develop advanced computer vision technology, enable and support customer product development in emerging applications such as advanced driver-assistance systems, object detection, people recognition and machine learning, and gain customer acceptance of our technology platform and solutions, will be critical to our future success.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(dollars in thousands)
Revenue	$71,630	$65,142	$135,765	$122,299
Cost of revenue	26,825	21,672	49,997	42,122
Gross profit	44,805	43,470	85,768	80,177
Operating expenses:
Research and development	27,538	23,643	54,140	48,109
Selling, general and administrative	11,962	10,565	23,706	21,458
Total operating expenses	39,500	34,208	77,846	69,567
Income from operations	5,305	9,262	7,922	10,610
Other income	224	171	377	198
Income before income taxes	5,529	9,433	8,299	10,808
Provision for income taxes	2,226	801	2,432	393
Net income	$3,303	$8,632	$5,867	$10,415

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of revenue	37	33	37	34
Gross profit	63	67	63	66
Operating expenses:
Research and development	38	36	40	39
Selling, general and administrative	17	16	17	18
Total operating expenses	55	52	57	57
Income from operations	8	15	6	9
Other income	—	—	—	—
Income before income taxes	8	15	6	9
Provision for income taxes	3	1	2	—
Net income	5%	14%	4%	9%

Revenue

We derive substantially all of our revenue from the sale of HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our logistics providers. Our SoC solutions have been used in the camera and infrastructure markets, although we expect the camera market will be the primary market for our solutions for the foreseeable future as the infrastructure market continues to decline due to delays in investments in network upgrades and the trend among consumers transitioning away from traditional broadcast television. We derive a substantial portion of our revenue from sales made indirectly through our logistics provider, Wintech Microelectronics Co., Ltd., or Wintech.

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

Comparison of the Three and Six Months Ended July 31, 2017 and 2016

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Revenue	$71,630	$65,142	$6,488	10.0%	$135,765	$122,299	$13,466	11.0%

Revenue increased for the three and six months ended July 31, 2017 as compared to the same periods in the prior fiscal year primarily due to strong growth in the IP security and automotive camera markets. Both the professional and consumer IP security camera markets demonstrated strong growth, led by solid performance from the China IP security camera market, the North America professional security camera market and the home security and monitoring camera market in the United States. In the automotive camera market, an increase in shipments for OEM automotive video recorders plus growth in shipments for the automotive aftermarket resulted in strong revenue growth for the three and six months ended July 31, 2017. The increases in revenue for the three and six months ended July 31, 2017 were also attributable to revenue growth in the non-sports wearable camera market, along with initial shipments into the virtual reality camera market. The increases were partially offset, however, by decreased revenue from the UAV and sports camera markets. The reduction in revenue in the UAV market was primarily due to difficult comparables to the prior year due to the timing of new product launches by customers, as well as continued weakness of our smaller customers in that market. In the sports camera market, lower revenue resulted from excess inventory of our solutions at our major customer at the end of the previous quarter. For the three and six months ended July 31, 2017, revenue from the infrastructure market declined due to continued weak market conditions in the United States and Europe as investment in network upgrades to the new H.265 video compression technology is delayed.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$26,825	$21,672	$5,153	23.8%	$49,997	$42,122	$7,875	18.7%
Gross profit	44,805	43,470	1,335	3.1%	85,768	80,177	5,591	7.0%
Gross margin	62.6%	66.7%	—	(4.1)%	63.2%	65.6%	—	(2.4)%

Cost of revenue increased for the three and six months ended July 31, 2017 primarily due to increased revenue compared to the same periods in the prior fiscal year. The increases were also attributable to higher volume shipments of higher cost SoCs in fiscal year 2018, as well as $955,000 in cost benefit received from the recovery and sale of inventory previously written down as a result of yield loss in the manufacturing process for the three and six months ended July 31, 2016 that did not recur in fiscal year 2018. The increases were partially offset by cost reductions received from suppliers for certain SoCs that reached lifetime purchase volume milestones.

Gross margin decreased for the three and six months ended July 31, 2017 compared to the same periods in the prior fiscal year primarily due to an increase in the percentage of our total revenue that was derived from the lower gross margin IP security camera market combined with the decline of revenue from the higher gross margin UAV camera market.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$27,538	$23,643	$3,895	16.5%	$54,140	$48,109	$6,031	12.5%

Research and development expense increased for the three and six months ended July 31, 2017 compared to the same periods in the prior fiscal year primarily due to an increase in engineering headcount associated with new SoC development, especially in computer vision technology for the automotive and other markets. Our research and development engineering headcount increased to 497 at July 31, 2017 compared to 473 at July 31, 2016. The increased engineering headcount resulted in increases in salary related expenses of approximately $1.2 million and $2.4 million for the three and six months ended July 31, 2017, respectively. The increased research and development expense was also attributable to additional stock-based compensation of approximately $1.8 million and $3.0 million for the three and six months ended July 31, 2017, respectively, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Selling, general and administrative	$11,962	$10,565	$1,397	13.2%	$23,706	$21,458	$2,248	10.5%

Selling, general and administrative expense increased for the three and six months ended July 31, 2017 compared to the same periods in the prior fiscal year primarily due to increased stock-based compensation expense of approximately $1.1 million and $1.5 million, respectively, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees. The increases were also attributable to approximately $0.2 million and $0.5 million of additional expenditures on outside professional services for the three and six months ended July 31, 2017, respectively, to support our business.

Other Income

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Other income	$224	$171	$53	31.0%	$377	$198	$179	90.4%

Other income consisted primarily of interest income from debt security investments and net gains or losses from foreign currency transactions and remeasurements.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$2,226	$801	$1,425	177.9%	$2,432	$393	$2,039	518.8%
Effective tax rate	40.3%	8.5%	—	31.8%	29.3%	3.6%	—	25.7%

The quarterly provision for income taxes is based on an estimation of the corresponding fiscal year’s annual effective tax rate and includes, when applicable, adjustments from discrete tax items arising in the quarter.

The effective tax rate increased for the three and six months ended July 31, 2017 compared to the same periods in the prior fiscal year primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions; and an increase in non-deductible stock-based compensation expense.

Liquidity and Capital Resources

As of July 31, 2017 and January 31, 2017, we had cash, cash equivalents and marketable securities of approximately $400.8 million and $405.4 million, respectively.  We invest in highly liquid, short-term marketable securities and hold these investments as available-for-sale securities. As of July 31, 2017, these securities had a fair value of approximately $101.3 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$33,653	$38,053
Net cash used in investing activities	(10,562)	(11,824)
Net cash used in financing activities	(36,225)	(17,778)
Net increase (decrease) in cash and cash equivalents	$(13,134)	$8,451

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the six months ended July 31, 2017 primarily due to decreased cash receipts associated with the timing of payments from customers and decreased liabilities associated with the timing of payments to suppliers. The decrease was partially offset by decreased inventory purchases and increased deferred revenue associated with the timing of inventory shipments by our logistics providers.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased for the six months ended July 31, 2017 primarily due to approximately $2.1 million smaller investment in debt securities compared to the same period in the prior fiscal year. The decrease was partially offset by approximately $0.9 million additional investment in property and equipment for the six months ended July 31, 2017 compared to the same period in the prior fiscal year.

Net Cash Used in Financing Activities

Net cash used in financing activities increased for the six months ended July 31, 2017 primarily due to additional payments of $18.5 million in cash for the repurchase of our ordinary shares under our stock repurchase program compared to the same period in the prior fiscal year.

Stock Repurchase Program

Our Board of Directors previously authorized a program to repurchase up to $75.0 million of our ordinary shares through June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. As of July 31, 2017, we had repurchased a total of 1,163,597 shares for approximately $58.9 million in cash, and there was approximately $47.8 million available for repurchases under the program through June 30, 2018. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

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

Contractual Obligations, Commitments and Contingencies

Noncancelable Internal-Use Software Licenses

During the six months ended July 31, 2017, we entered into certain noncancelable software license agreements and committed to pay an aggregate amount of $10.5 million through January 2020. As of July 31, 2017, the future minimum payments under these noncancelable software license agreements were $9.6 million.

Manufacturing Purchase Obligations

As of July 31, 2017, we had purchase obligations with our independent contract manufacturers of $36.8 million.

Except as described above with respect to the noncancelable internal-use software licenses and manufacturing purchase obligations, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of July 31, 2017, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2017 and January 31, 2017, we had cash, cash equivalents, marketable securities and restricted cash totaling $400.8 million and $405.4 million, respectively. Our cash and restricted cash consist of deposits in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, in the past we have secured design wins for camera products that were never commercially released by our customer as a result of factors beyond our control. Similarly, higher than normal customer inventory levels at GoPro, Inc., or GoPro, significantly impacted our revenue in the fiscal quarter ended January 31, 2016 and in the first half of fiscal years 2017 and 2018. Higher than normal customer inventory levels can occur in the future. If other products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

Similarly, even if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM. For example, we believe that GoPro, our largest OEM customer in fiscal year 2017, will use a competing solution in one of its mainstream cameras in its next product release cycle, which is likely to have a significant negative impact on our revenue in fiscal year 2018 and beyond. In fiscal year 2017, the revenues for direct shipments to GoPro accounted for approximately 19% of our total revenue. We estimated that the revenues for shipments to GoPro’s various ODMs represented an additional approximately 5% of our total revenue in fiscal year 2017. We anticipate that revenue from GoPro will represent a significantly smaller percentage of our total revenue in fiscal year 2018 and beyond.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal years 2017, 2016 and 2015, sales directly and through our logistics providers to our five largest ODM and OEM customers collectively accounted for approximately 56%, 56% and 64% of our total revenue, respectively. In fiscal years 2017, 2016 and 2015, sales to our ten largest ODM and OEM customers collectively accounted for approximately 68%, 69% and 74% of our total revenue, respectively. For the six months ended July 31, 2017, sales directly and through our logistics providers to our five largest ODM and OEM customers accounted for approximately 45% of our total revenue, and sales to our ten largest ODM and OEM customers accounted for approximately 59% of our total revenue. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, we believe that GoPro will use a competing solution in one of its mainstream cameras in its next product release cycle, which would have a significant negative impact on our revenue in fiscal year 2018 and beyond. Similarly, our customer DJI recently introduced a UAV incorporating a competing solution that may negatively impact DJI’s demand for our solutions in future periods. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced through sales to other customers in that market.

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

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products. For example, higher than normal customer inventory levels at GoPro significantly impacted our revenue in the fiscal quarter ended January 31, 2016 and in the first half of fiscal years 2017 and 2018. Higher than normal customer inventory levels can occur in the future. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, in the first half of fiscal year 2017, our revenue declined 21% compared to the same period of the prior fiscal year, resulting in a substantial decline in profit and cash flows from operating activities. We may experience similar declines in the future, which would harm our operating results.

Achieving design wins is subject to lengthy competitive selection processes that require us to incur significant costs. Even if we begin a product design, a customer may decide to cancel or change its product plans, resulting in no revenue from such expenditures.

We are focused on selling our video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in emerging markets we intend to address such as the OEM automotive market, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process and, even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved certain design wins and projected substantial future revenue as a result of such design wins. Subsequently, based on factors outside of our control, the applicable end customers abruptly cancelled the projects, with no notice to us, resulting in a loss of projected revenue. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products. For example, we believe that GoPro, our largest OEM customer in fiscal year 2017, will use a competing solution in one of its mainstream cameras in its next product release cycle, which would have a significant negative impact on our revenue in fiscal year 2018 and beyond.

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

From inception through July 31, 2017, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive substantially all of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

In the past several years, substantially all of our revenue was generated from sales of our products to OEMs and ODMs of HD video cameras. Our future revenue growth, if any, will depend in part on our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, the automotive camera market, and the UAV market, as well as emerging markets such as the virtual reality camera, automotive OEM and robotics markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. For example, we expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including automotive, IP security, UAV, wearable camera and robotics markets.  As a result, we believe that our ability to develop advanced computer vision technology, and gain customer acceptance of our technology, will be critical to our future success. Development of products to address new markets, such as the OEM automotive market, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term. In addition, we anticipate that as we move into new markets, such as the OEM automotive market, we will face competition from larger competitors with longer histories in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully with our solutions, our revenue could decline.

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

We sell a significant percentage of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 60%, 67% and 57% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Approximately 67% and 70% of our revenue was derived from sales through Wintech for the three and six months ended July 31, 2017, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016, but decreased to $310.3 million in fiscal year 2017. We may not achieve similar growth rates in future periods. For example, we currently anticipate that our revenue growth rate will be relatively flat, or slightly down, in fiscal year 2018 compared to the fiscal year 2017. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

If we are unable to manage any future growth, we may not be able to execute our business plan and our operating results could suffer.

Our business has grown rapidly. Our future operating results depend to a large extent on our ability to successfully manage any expansion and growth, including the challenges of managing a company with headquarters in the United States and the majority of its employees in Asia. We are increasing our investment in research and development and other functions to grow our business and address emerging markets, such as the OEM automotive market. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•

recruit, hire, train and manage additional qualified engineers for our research and development activities, particularly in our offices in Asia and especially for the positions of semiconductor design and systems and applications engineering and computer vision development;

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

We are likely to incur the costs associated with these increased investments earlier than some of the anticipated benefits, and the return on these investments, if any, may be lower, may develop more slowly than we expect or may not materialize. In addition, development of products to address emerging markets, such as the OEM automotive market, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $101.2 million, $82.9 million and $58.0 million in fiscal years 2017, 2016 and 2015, respectively. Our research and development expense was $27.5 million and $54.1 million for the three and six months ended July 31, 2017. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions with increased functionality, such as analytics or computer vision capabilities. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 10 nm, can cost significantly more than required to develop in larger process nodes, such as 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our customers purchase components used in the manufacture of their cameras from various sources of supply, often involving several specialized components, including lenses, sensors, and memory chips. Any supply shortage or delay in delivery by third-party component suppliers, or a third-party supplier’s cessation or shut down of its business, may prevent or delay production of our customers’ products. In addition, replacement or substitute components may not be available on commercially reasonable terms, or at all. As a result of delays in delivery or supply shortages of third-party components, orders for our solutions may be delayed or canceled and our business may be harmed. For example, a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in the second and third quarters of fiscal year 2017. Similarly, errors or defects within a camera system or in the manner in which the various components interact could prevent or delay production of our customers’ products, which could harm our business.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 73%, 91% and 91% of our total revenue in fiscal years 2017, 2016 and 2015, respectively, and approximately 84% and 87% of our total revenue for the three and six months ended July 31, 2107, respectively. Certain prior year revenue amounts have been reclassified by geographic region to conform to the fiscal year 2018 presentation. These reclassifications did not impact total revenues in each fiscal year. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of July 31, 2017, we had approximately $101.3 million in securities investments. The investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the three months ended July 31, 2017:

Approximate
			Total Number	Dollar Value Of
			Of Shares	Shares That May
			Purchased As	Yet Be Purchased
			Part of Publicly	Under The Plans
	Total Number	Average Price	Announced	Or Programs
	Of Shares	Paid Per Share	Plans Or	(in millions)
Period	Purchased (i)	(ii)	Programs (i)	(i)
May 1, 2017 to May 31, 2017	—	$—	—
June 1, 2017 to June 30, 2017	551,351	50.28	551,351
July 1, 2017 to July 31, 2017	44,419	49.86	44,419
Total	595,770	$50.25	595,770	$47.8

(i)

On May 31, 2016, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $75.0 million in the aggregate of our ordinary shares over a six-month period. On November 29, 2016, our Board of Directors extended the duration of the repurchase program until June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of July 31, 2017, we had repurchased an aggregate amount of $58.9 million of our ordinary shares, and we had approximately $47.8 million available to repurchase shares under the program.

(ii)	The average price paid per share is calculated by total cash utilized (excluding commission) divided by total shares repurchased during the period.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBARELLA, INC.

Date: September 8, 2017	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 8, 2017	By:	/s/ George Laplante
George Laplante
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1(2)*	Description of Executive Bonus Plan for Fiscal Year 2018.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
(2)	Incorporated by reference to the Form 8-K filed on June 6, 2017.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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