Form 10-Q
period 2017-10-31
AMBARELLA INC
filed 2017-12-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of December 1, 2017 was 33,306,508 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31, 2017	January 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$320,933	$322,872
Marketable securities	93,085	82,522
Accounts receivable, net	47,197	38,596
Inventories	21,097	20,145
Restricted cash	9	8
Prepaid expenses and other current assets	4,008	4,392
Total current assets	486,329	468,535
Property and equipment, net	5,666	4,988
Deferred tax assets, non-current	6,536	5,774
Intangible assets, net	15,241	4,149
Goodwill	26,601	26,601
Other non-current assets	2,214	2,224
Total assets	$542,587	$512,271
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	26,208	19,955
Accrued and other current liabilities	26,578	26,448
Income taxes payable	2,447	568
Deferred revenue	5,219	7,425
Total current liabilities	60,452	54,396
Other long-term liabilities	13,071	3,241
Total liabilities	73,523	57,637
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2017 and January 31, 2017, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at October 31, 2017 and January 31, 2017, respectively; 33,296,091 shares issued and outstanding at October 31, 2017; 33,369,032 shares issued and outstanding at January 31, 2017	15	15
Additional paid-in capital	209,161	212,276
Accumulated other comprehensive loss	(116)	(70)
Retained earnings	260,004	242,413
Total shareholders’ equity	469,064	454,634
Total liabilities and shareholders' equity	$542,587	$512,271

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue	$89,062	$100,490	$224,827	$222,789
Cost of revenue	32,448	34,167	82,445	76,289
Gross profit	56,614	66,323	142,382	146,500
Operating expenses:
Research and development	29,796	25,967	83,936	74,076
Selling, general and administrative	11,700	10,686	35,406	32,144
Total operating expenses	41,496	36,653	119,342	106,220
Income from operations	15,118	29,670	23,040	40,280
Other income, net	319	132	696	330
Income before income taxes	15,437	29,802	23,736	40,610
Provision for income taxes	3,713	757	6,145	1,150
Net income	$11,724	$29,045	$17,591	$39,460
Net income per share attributable to ordinary shareholders:
Basic	$0.35	$0.89	$0.53	$1.21
Diluted	$0.34	$0.84	$0.51	$1.15
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	33,128,761	32,670,784	33,203,432	32,552,077
Diluted	34,358,893	34,599,992	34,538,968	34,242,065

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net income	$11,724	$29,045	$17,591	$39,460
Other comprehensive loss, net of tax:
Unrealized losses on investments	(34)	(51)	(46)	(11)
Other comprehensive loss, net of tax	(34)	(51)	(46)	(11)
Comprehensive income	$11,690	$28,994	$17,545	$39,449

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net income	$17,591	$39,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,306	1,170
Amortization of intangible assets	2,018	36
Amortization/accretion of marketable securities	152	172
Stock-based compensation	42,075	35,474
Other non-cash items, net	92	57
Changes in operating assets and liabilities:
Accounts receivable	(8,601)	(1,986)
Inventories	(952)	(5,173)
Prepaid expenses and other current assets	380	(581)
Deferred tax assets	(762)	604
Other assets	10	(45)
Accounts payable	6,253	14,189
Accrued liabilities	(2,460)	825
Income taxes payable	1,879	572
Deferred tax liabilities	—	(58)
Deferred revenue	(2,206)	(3,192)
Other long-term liabilities	3,518	(476)
Net cash provided by operating activities	60,293	81,048
Cash flows from investing activities:
Purchase of investments	(53,786)	(72,950)
Sales of investments	8,500	28,368
Maturities of investments	34,460	25,560
Purchase of property and equipment	(2,402)	(2,070)
Net cash used in investing activities	(13,228)	(21,092)
Cash flows from financing activities:
Stock repurchase	(51,505)	(20,183)
Proceeds from exercise of stock options and employee stock purchase plan	4,961	5,626
Payment for software license liabilities	(2,460)	—
Net cash used in financing activities	(49,004)	(14,557)
Net increase (decrease) in cash and cash equivalents	(1,939)	45,399
Cash and cash equivalents at beginning of period	322,872	268,056
Cash and cash equivalents at end of period	$320,933	$313,455
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$762	$914
Supplemental disclosure of noncash investing and financing activities:
Increase in liabilities related to intangible and fixed asset purchases	$10,731	$34

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

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and nine months ended October 31, 2017 and 2016, respectively.

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

Goodwill and In-Process Research and Development

Goodwill and in-process research and development (“IPR&D”) are required to be tested for impairment at least annually in the fourth fiscal quarter or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company has a single reporting unit for goodwill impairment test purposes based on its business and reporting structure.

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

Arrangements with certain OEM customers provide for pricing that is dependent upon the end products into which the Company’s SoCs are used. These arrangements may also entitle the Company to a share of the product margin ultimately realized by the OEM. The minimum guaranteed amount of revenue related to the sale of products subject to these arrangements is recognized when all other elements of revenue recognition are met. Any amounts at the date of shipment invoiced in excess of the minimum guaranteed contract price are deferred until the additional amounts the Company is entitled to are fixed or determinable. Additional amounts earned by the Company resulting from margin sharing arrangements and determination of the end products into which the products are ultimately incorporated are recognized when end customer sales volume is reported to the Company. Revenues from margin sharing arrangements were not material for the three and nine months ended October 31, 2017 and 2016, respectively.

The Company also enters into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. The Company does not sell separately any of these components and does not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. Revenues from engineering service agreements were not material for the three and nine months ended October 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance clarifies the principles and develops a common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new revenue standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). Accordingly, the Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”) in its first quarter of fiscal year 2019. The new revenue guidance may be adopted by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in the beginning of retained earnings as of the date of adoption. The Company currently anticipates adopting the new guidance using the modified retrospective method. Under this transition method, the Company will elect to apply this new guidance only to contracts that are not completed at the adoption date. For contracts that were modified before the adoption date, the Company will elect to reflect the aggregate effect of all modifications that occur before the adoption date when identifying performance obligations, determining the transaction price, and allocating the transaction price to performance obligations. The Company will also elect to exclude amounts collected from customers for all sales taxes from the transaction price. The new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and considerations arising from customer contracts, including significant judgments and estimates. While the Company is continuing to evaluate all potential impacts of the guidance, the Company expects the most significant impacts will relate to the determination of transaction price and the timing of revenue recognition for transactions with its logistics providers. Furthermore, the Company is making investments in system design, changing processes and designing operational and internal control structures in order to meet the new standard requirements.

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

	As of October 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,215	$—	$—	$8,215
Commercial paper	3,499	—	—	3,499
Corporate bonds	52,554		(76)	52,478
Asset-backed securities	10,708	—	(10)	10,698
U.S. government securities	26,690	—	(30)	26,660
Total cash equivalents and marketable securities	$101,666	$—	$(116)	$101,550

	As of January 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,328	$—	$—	$8,328
Demand deposits	10,000	—	—	10,000
Commercial paper	4,784	—	—	4,784
Corporate bonds	42,713	6	(41)	42,678
Asset-backed securities	11,686	1	(12)	11,675
U.S. government securities	23,409	6	(30)	23,385
Total cash equivalents and marketable securities	$100,920	$13	$(83)	$100,850

	As of
	October 31, 2017	January 31, 2017
	(in thousands)
Included in cash equivalents	$8,465	$18,328
Included in marketable securities	93,085	82,522
Total cash equivalents and marketable securities	$101,550	$100,850

The contractual maturities of the investments at October 31, 2017 and January 31, 2017 were as follows:

	As of
	October 31, 2017	January 31, 2017
	(in thousands)
Due within one year	$69,581	$76,992
Due within one to two years	31,969	23,858
Total cash equivalents and marketable securities	$101,550	$100,850

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it would be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of October 31, 2017 and January 31, 2017, respectively.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of October 31, 2017 and January 31, 2017:

	As of October 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,215	$8,215	$—	$—
Commercial paper	3,499	—	3,499	—
Corporate bonds	52,478	—	52,478	—
Asset-backed securities	10,698	—	10,698	—
U.S. government securities	26,660	—	26,660	—
Total cash equivalents and marketable securities	$101,550	$8,215	$93,335	$—

	As of January 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,328	$8,328	$—	$—
Demand deposits	10,000	10,000	—	—
Commercial paper	4,784	—	4,784	—
Corporate bonds	42,678	—	42,678	—
Asset-backed securities	11,675	—	11,675	—
U.S. government securities	23,385	—	23,385	—
Total cash equivalents and marketable securities	$100,850	$18,328	$82,522	$—

3. Inventories

Inventory at October 31, 2017 and January 31, 2017 consisted of the following:

	As of
	October 31, 2017	January 31, 2017
	(in thousands)
Work-in-progress	$13,630	$10,105
Finished goods	7,467	10,040
Total	$21,097	$20,145

4. Property and Equipment, Net

Depreciation expense was approximately $0.4 million for the three months ended October 31, 2017 and 2016, respectively. Depreciation expense was approximately $1.3 million and $1.2 million for the nine months ended October 31, 2017 and 2016, respectively.  Property and equipment at October 31, 2017 and January 31, 2017 consisted of the following:

	As of
	October 31, 2017	January 31, 2017
	(in thousands)
Computer equipment and software	$7,563	$6,798
Machinery and equipment	3,631	3,405
Furniture and fixtures	829	797
Leasehold improvements	1,757	1,672
Construction in progress	1,465	755
	15,245	13,427
Less: accumulated depreciation and amortization	(9,579)	(8,439)
Total property and equipment, net	$5,666	$4,988

5. Intangible Assets

The intangible assets primarily consist of $4.1 million of IPR&D from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $11.1 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of October 31, 2017, there was no IPR&D amortized.

During the nine months ended October 31, 2017, the Company entered into certain noncancelable software license agreements in which the Company committed to pay an aggregate amount of $13.7 million through January 2020. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of October 31, 2017, $4.3 million was recorded in accrued and other current liabilities and $6.3 million was recorded in other long-term liabilities in the condensed consolidated balance sheets. For the three and nine months ended October 31, 2017, there was $0.9 million and $2.0 million of amortization expense recorded in the condensed consolidated statements of operations, respectively.

There were no intangible asset impairments for the three and nine months ended October 31, 2017 and 2016, respectively.

6. Goodwill

On June 25, 2015, the Company completed the acquisition of VisLab, a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. There were no goodwill impairments for the three and nine months ended October 31, 2017 and 2016, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities at October 31, 2017 and January 31, 2017 consisted of the following:

	As of
	October 31, 2017	January 31, 2017
	(in thousands)
Accrued employee compensation	$12,655	$14,685
Accrued warranty	1,100	500
Accrued rebates	1,267	972
Accrued product development costs	4,609	7,605
Software license liabilities, current	4,311	—
Other accrued liabilities	2,636	2,686
Total accrued and other current liabilities	$26,578	$26,448

8. Deferred Revenue and Deferred Cost

Deferred revenue and related cost at October 31, 2017 and January 31, 2017 consisted of the following:

	As of
	October 31, 2017	January 31, 2017
	(in thousands)
Deferred revenue from product shipments	$6,643	$7,725
Deferred revenue from services	836	1,748
Deferred cost of revenue from product shipments	(2,260)	(2,048)
Total deferred revenue, net	$5,219	$7,425

9. Other Long-Term Liabilities

Other long-term liabilities at October 31, 2017 and January 31, 2017 consisted of the following:

	As of
	October 31, 2017	January 31, 2017
	(in thousands)
Unrecognized tax benefits, including interest	$5,420	$1,905
Deferred tax liabilities, non-current	1,333	1,333
Software license liabilities, non-current	6,313	—
Other long-term liabilities	5	3
Total other long-term liabilities	$13,071	$3,241

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of October 31, 2017 and January 31, 2017, respectively.

Ordinary shares

As of October 31, 2017 and January 31, 2017, a total of 200,000,000 ordinary shares were authorized.

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

As of October 31, 2017 and January 31, 2017, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	October 31, 2017	January 31, 2017
Shares reserved for options, restricted stock and restricted stock units under EIP	5,821,923	5,167,688
Shares reserved for ESPP	1,561,841	1,252,465

Shares repurchased

On May 31, 2016, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s ordinary shares through June 30, 2017. On May 31, 2017, the Company’s Board of Directors authorized the additional repurchase of up to $50.0 million of the Company’s ordinary shares over a twelve-month period commencing July 1, 2017. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were 1,028,048 shares repurchased during the nine months ended October 31, 2017 for approximately $51.5 million in cash. As of October 31, 2017, a total of 1,433,137 shares have been repurchased for approximately $71.7 million in cash and recorded as a reduction to equity. As of October 31, 2017, there was approximately $35.0 million available for repurchases under the repurchase program through June 30, 2018.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation:
Cost of revenue	$343	$282	$978	$773
Research and development	8,906	7,804	25,532	21,396
Selling, general and administrative	5,419	4,621	15,565	13,305
Total stock-based compensation	$14,668	$12,707	$42,075	$35,474

As of October 31, 2017, total unrecognized compensation cost related to unvested stock options was $6.5 million and is expected to be recognized over a weighted-average period of 2.05 years. Total unrecognized compensation cost related to unvested restricted stock units was $110.6 million and is expected to be recognized over a weighted-average period of 2.88 years. Total unrecognized compensation cost related to unvested restricted stock awards was $4.0 million and is expected to be recognized over a weighted-average period of 1.25 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Stock Options:
Volatility	53%	39%	53%	38%
Risk-free interest rate	1.78%	1.27%	2.02%	1.51%
Expected term (years)	6.08	6.08	6.07	5.98
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	50%	41%	45%	54%
Risk-free interest rate	1.17%	0.49%	1.03%	0.51%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

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

The following table summarizes stock option activity for the nine months ended October 31, 2017:

	Options Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2017	1,703,524	$21.66
Granted	91,300	52.57	$27.20
Exercised	(135,180)	12.34		$5,569
Forfeited	(21,057)	56.87
Expired	(18,045)	30.88
Outstanding at October 31, 2017	1,620,542	23.62			4.74	$55,763
Exercisable at October 31, 2017	1,351,300	$17.95			4.06	$53,559

The intrinsic value of options outstanding and options exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on October 31, 2017 was $56.44, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2017	2,175,673	$56.76
Granted	1,001,785	46.50
Vested	(767,449)	45.84
Forfeited	(99,863)	54.66
Unvested at October 31, 2017	2,310,146	$56.03

As of October 31, 2017, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $130.4 million.

12. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Numerator:
Net income	$11,724	$29,045	$17,591	$39,460
Denominator:
Weighted-average ordinary shares - basic	33,128,761	32,670,784	33,203,432	32,552,077
Effect of potentially dilutive securities:
Employee stock options	913,496	1,159,739	967,903	1,094,786
Restricted stock and restricted stock units	311,430	753,178	363,476	583,144
Employee stock purchase plan	5,206	16,291	4,157	12,058
Weighted-average ordinary shares - diluted	34,358,893	34,599,992	34,538,968	34,242,065
Net income per ordinary share:
Basic	$0.35	$0.89	$0.53	$1.21
Diluted	$0.34	$0.84	$0.51	$1.15

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Options to purchase ordinary shares	290,648	189,147	274,629	380,460
Restricted stock and restricted stock units	1,224,115	606,843	977,904	900,701
Employee stock purchase plan	36,076	24,221	20,675	19,534
	1,550,839	820,211	1,273,208	1,300,695

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)
Income before income taxes	$15,437	$29,802	$23,736	$40,610
Provision for income taxes	3,713	757	6,145	1,150
Effective tax rate	24.1%	2.5%	25.9%	2.8%

The effective tax rate increased for the three and nine months ended October 31, 2017 compared to the same periods in the prior fiscal year primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions, and an increase in non-deductible stock-based compensation expense, partially offset by the benefit attributed to the utilization of R&D credits.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2013 to 2017 remain open to examination by U.S. federal tax authorities. The tax years 2007 to 2017 remain open to examination by U.S. state tax authorities. The tax years 2011 to 2017 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2017, the gross amount of unrecognized tax benefits was approximately $43.9 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. As of October 31, 2017 and January 31, 2017, the Company’s unrecognized tax benefits recorded in other long-term liabilities, including interest, were approximately $5.4 million and $1.9 million, respectively. The Company does not anticipate material changes to its uncertain tax positions during the next twelve months.

14. Commitments and Contingencies

The Company leases its principal facilities under operating lease agreements and leases time-based software licenses from time to time. Net operating lease expense for the three months ended October 31, 2017 and 2016 was approximately $1.2 million and $2.0 million, respectively. Net operating lease expense for the nine months ended October 31, 2017 and 2016 was approximately $4.1 million and $5.6 million, respectively. Future annual minimum payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
October 31, 2017
Fiscal Year	(in thousands)
2018	$664
2019	2,926
2020	2,354
2021	812
2022	247
Total future annual minimum lease payments	$7,003

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon agreement between the Company and the third-party manufacturers. As of October 31, 2017 and January 31, 2017, total manufacturing purchase commitments were approximately $25.7 million and $23.9 million, respectively, as a result of seasonal fluctuations.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of October 31, 2017 and January 31, 2017, respectively.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)
Taiwan	$45,026	$53,932	$139,494	$142,837
Asia Pacific	19,000	11,286	43,050	30,449
Europe	20,908	32,314	29,252	40,948
North America other than United States	2,582	1,261	7,566	2,626
United States	1,546	1,697	5,465	5,929
Total revenue	$89,062	$100,490	$224,827	$222,789

As of October 31, 2017, substantially all of the Company’s property and equipment, net was located in the United States and Asia Pacific regions with approximate net amounts of $2.4 million and $2.3 million, respectively.

Major Customers

For the three months ended October 31, 2017, the customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s logistics provider, GoPro, Inc. (“GoPro”), a direct OEM customer, and Chicony Electronics Co., Ltd. (“Chicony”), a direct ODM customer, which combined accounted for approximately 83% of total revenue. For the nine months ended October 31, 2017, the only customer representing 10% or more of revenue and accounts receivable was Wintech, which accounted for approximately 62% of total revenue. For the three and nine months ended October 31, 2016, the customers representing 10% or more of revenue and accounts receivable were Wintech and GoPro, which combined accounted for approximately 84% and 78% of total revenue, respectively. Accounts receivable with Wintech, GoPro and Chicony combined accounted for approximately $39.7 million as of October 31, 2017. Accounts receivable with Wintech and GoPro combined accounted for approximately $30.6 million as of January 31, 2017.

16. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company enters into software license agreements with Cadence Design Systems, Inc. (“Cadence”) from time to time. The Chief Executive Officer of Cadence, who is also the President and a Director of Cadence, was a member of the Company’s Board of Directors until June 7, 2017. In March 2017, the Company entered into a noncancelable software license agreement with Cadence. Under this agreement, the Company committed to pay an aggregate amount of $10.3 million through January 2020. The Company paid $1.7 million and $0.8 million to Cadence for the three months ended October 31, 2017 and 2016, respectively. The Company paid $2.7 million and $2.1 million to Cadence for the nine months ended October 31, 2017 and 2016, respectively. License expenses related to these agreements included in research and development expense were approximately $0.8 million for the three months ended October 31, 2017 and 2016, respectively. License expenses related to these agreements included in research and development expense were approximately $2.4 million and $2.2 million for the nine months ended October 31, 2017 and 2016, respectively.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content in wearable cameras, automotive cameras, Internet Protocol, or IP, security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs, drones or flying cameras, and virtual reality cameras, also referred to as 360° cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications. We also intend to develop solutions to address emerging markets, such as OEM automotive advanced driving assistance systems and robotics markets.

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

Financial Highlights and Trends

•

We recorded revenue of $89.1 million and $224.8 million for the three and nine months ended October 31, 2017, respectively. This represented a decrease of 11.4% for the three months ended October 31, 2017 and an increase of 0.9% for the nine months ended October 31, 2017, respectively, as compared to the same periods in fiscal year 2017. The decrease in revenue for the three months ended October 31, 2017 was primarily due to our major customer in the sports camera market incorporating a competing solution into one of its recently released mainstream camera models that significantly reduced our revenue in the third quarter as compared to the same quarter of last fiscal year. We believe our revenue from this customer will continue to decline over the foreseeable future. A smaller portion of the decrease was attributable to a decline in revenues in the current quarter from a major customer in the drone market due to such customer’s launch of a non-Ambarella based drone, as well as continued weakness from smaller consumer drone customers. The decrease was partially offset by strong growth in the IP security, automotive and non-sports wearable camera markets. Growth in the IP security camera market was primarily due to solid performance in the home security and monitoring camera market in the United States. In the automotive camera market, an increase in shipments for OEM automotive video recorders plus growth in shipments for the automotive aftermarket resulted in strong revenue growth for the three months ended October 31, 2017. For the nine months ended October 31, 2017, revenue was relatively flat compared to the same period in fiscal year 2017 as a result of strong revenue growths in the IP security and automotive camera markets offset by revenue declines in the sports camera and consumer drone markets.

•

We recorded operating income of $15.1 million and $23.0 million for the three and nine months ended October 31, 2017, respectively, as compared to $29.7 million and $40.3 million for the three and nine months ended October 31, 2016, respectively. The decrease for the three months ended October 31, 2017 was primarily due to decreased gross profit as a result of a decline in revenue and increased operating expenses while the decrease for the nine months ended October 31, 2017 was primarily the result of increased operating expenses. The decline in gross profit was primarily the result of the increase in the percentage of our total revenue derived from the lower gross margin IP security camera market combined with the decline in revenue from the higher gross margin sports camera market. The increase in operating expenses was primarily attributable to increased stock-based compensation expense, as well as increased research and development cost as a result of increased headcount in support of our computer vision technology development for the automotive and other markets.

•

We generated cash flows from operating activities of $60.3 million for the nine months ended October 31, 2017, as compared to $81.0 million for the nine months ended October 31, 2016. The decreased cash flows from operating activities were primarily due to decreased net income for the nine months ended October 31, 2017 as compared to the same period in fiscal year 2017. The decreased cash flows from operating activities were also attributable to decreased cash receipts associated with the timing of payments from customers and decreased liabilities associated with the timing of payments to suppliers. The decrease was partially offset by decreased inventory purchases.

•

Our Board of Directors previously authorized a program to repurchase up to $75.0 million of our ordinary shares through June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. For the three months ended October 31, 2017, we repurchased 269,540 shares for approximately $12.8 million in cash. For the nine months ended October 31, 2017, we repurchased 1,028,048 shares for approximately $51.5 million in cash. As of October 31, 2017, we had repurchased a total of 1,433,137 shares for approximately $71.7 million in cash. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares. As of October 31, 2017, approximately $35.0 million remained available for repurchases under the repurchase program through June 30, 2018.

Factors Affecting Our Performance

Design Wins. We closely monitor design wins by customer and end market. We consider design wins to be critical to our future success, although a design win may not successfully materialize into revenue, and even if it results in revenue, the amount generated by each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers and internal estimations of customer demand factoring in the expected time to market for end customer products incorporating our solutions and associated revenue potential. Our ability to accurately forecast demand, however, can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix, and fluctuating demand for our customers’ products.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Since that time, we have developed technologies to provide solutions for new markets such as the wearable, IP security, drone and automotive camera markets. We believe these markets can continue to facilitate revenue growth and customer diversification. The IP security, wearable sports, drone and automotive camera markets are our largest end markets and sales into these markets collectively have generated the majority of our revenue. While we will continue to seek to expand our end market exposure, such as to non-sports wearable and automotive OEM markets, and to expand our computer vision technology in all our markets, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. In addition, several of these markets are characterized by high concentration among one or a few dominant OEMs. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into, our ability to achieve design wins with such dominant OEMs, as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Ability to Capitalize on Connectivity Trends. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable, IP security, drone and automotive cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable and UAV cameras allow consumers to quickly stream or upload video and images to social media platforms.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(dollars in thousands)
Revenue	$89,062	$100,490	$224,827	$222,789
Cost of revenue	32,448	34,167	82,445	76,289
Gross profit	56,614	66,323	142,382	146,500
Operating expenses:
Research and development	29,796	25,967	83,936	74,076
Selling, general and administrative	11,700	10,686	35,406	32,144
Total operating expenses	41,496	36,653	119,342	106,220
Income from operations	15,118	29,670	23,040	40,280
Other income, net	319	132	696	330
Income before income taxes	15,437	29,802	23,736	40,610
Provision for income taxes	3,713	757	6,145	1,150
Net income	$11,724	$29,045	$17,591	$39,460

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of revenue	36	34	37	34
Gross profit	64	66	63	66
Operating expenses:
Research and development	33	26	37	33
Selling, general and administrative	13	11	16	14
Total operating expenses	46	37	53	47
Income from operations	18	29	10	19
Other income, net	—	—	—	—
Income before income taxes	18	29	10	19
Provision for income taxes	4	—	3	1
Net income	14%	29%	7%	18%

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits for our engineering personnel. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, cost of fabrication of mask sets for prototype products, and allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount in support of new SoC development, especially in computer vision technology for the automotive and other markets.

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

Other Income, Net

Other income, net consists primarily of interest income from debt security investments, net of interest expense incurred for intangible assets purchased.

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

Comparison of the Three and Nine Months Ended October 31, 2017 and 2016

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Revenue	$89,062	$100,490	$(11,428)	(11.4)%	$224,827	$222,789	$2,038	0.9%

The decrease in revenue for the three months ended October 31, 2017 was primarily due to our major customer in the sports camera market incorporating a competing solution into one of its recently released mainstream camera models that significantly reduced our revenue in the third quarter as compared to the same quarter of last fiscal year. We believe our revenue from this customer will continue to decline over the foreseeable future. A smaller portion of the decrease was attributable to a decline in revenues in the current quarter from a major customer in the drone market due to such customer’s launch of a non-Ambarella based drone, as well as continued weakness from smaller consumer drone customers. The decrease was partially offset by strong growth in the IP security, automotive and non-sports wearable camera markets. Growth in the IP security camera market was primarily due to solid performance in the home security and monitoring camera market in the United States. In the automotive camera market, an increase in shipments for OEM automotive video recorders plus growth in shipments for the automotive aftermarket resulted in strong revenue growth for the three months ended October 31, 2017. For the nine months ended October 31, 2017, revenue was relatively flat compared to the same period in fiscal year 2017 as a result of strong revenue growths in the IP security and automotive camera markets offset by revenue declines in the sports camera and consumer drone markets.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$32,448	$34,167	$(1,719)	(5.0)%	$82,445	$76,289	$6,156	8.1%
Gross profit	56,614	66,323	(9,709)	(14.6)%	142,382	146,500	(4,118)	(2.8)%
Gross margin	63.6%	66.0%	—	(2.4)%	63.3%	65.8%	—	(2.5)%

Cost of revenue decreased for the three months ended October 31, 2017 primarily due to decreased revenue compared to the same period in the prior fiscal year. The decrease was partially offset by approximately $1.1 million of cost benefit received from the recovery and sale of inventory previously written down for the three months ended October 31, 2016 that did not recur in the corresponding period in the current fiscal year.

Cost of revenue increased for the nine months ended October 31, 2017 primarily due to higher volume shipments in fiscal year 2018, as well as approximately $2.1 million of cost benefit received from the recovery and sale of inventory previously written down for the nine months ended October 31, 2016 that did not recur in the corresponding period in the current fiscal year.

Gross margin decreased for the three and nine months ended October 31, 2017 compared to the same periods in the prior fiscal year primarily due to an increase in the percentage of our total revenue that was derived from the lower gross margin IP security camera market combined with the decline in revenue from the higher gross margin sports camera market.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$29,796	$25,967	$3,829	14.7%	$83,936	$74,076	$9,860	13.3%

Research and development expense increased for the three and nine months ended October 31, 2017 compared to the same periods in the prior fiscal year primarily due to the increase in engineering headcount associated with new SoC hardware and software development, principally in support of our computer vision technology for our current markets as well as new markets such as the automotive OEM market and robotics applications. Our research and development engineering headcount increased to 503 at October 31, 2017 compared to 477 at October 31, 2016. The increased engineering headcount resulted in increases in salary related expenses of approximately $1.2 million and $3.8 million for the three and nine months ended October 31, 2017, respectively. The increased research and development expense was also attributable to additional stock-based compensation of approximately $1.1 million and $4.1 million for the three and nine months ended October 31, 2017, respectively, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees. SoC development related costs increased by approximately $1.1 million and $1.3 million for the three and nine months ended October 31, 2017, respectively, due to the timing and number of chips in development.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Selling, general and administrative	$11,700	$10,686	$1,014	9.5%	$35,406	$32,144	$3,262	10.1%

Selling, general and administrative expense increased for the three and nine months ended October 31, 2017 compared to the same periods in the prior fiscal year primarily due to increased stock-based compensation expense of approximately $0.8 million and $2.3 million, respectively, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees. The increases were also attributable to approximately $0.5 million and $0.9 million of additional expenditures on outside professional services for the three and nine months ended October 31, 2017, respectively, to support our business.

Other Income, Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Other income, net	$319	$132	$187	141.7%	$696	$330	$366	110.9%

Other income, net consisted primarily of interest income from debt security investments, net of interest expense incurred for intangible assets purchased.

Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$3,713	$757	$2,956	390.5%	$6,145	$1,150	$4,995	434.3%
Effective tax rate	24.1%	2.5%	—	21.6%	25.9%	2.8%	—	23.1%

The quarterly provision for income taxes is based on an estimation of the corresponding fiscal year’s annual effective tax rate and includes, when applicable, adjustments from discrete tax items arising in the quarter.

The effective tax rate increased for the three and nine months ended October 31, 2017 compared to the same periods in the prior fiscal year primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions; and an increase in non-deductible stock-based compensation expense, partially offset by the benefit attributed to the utilization of R&D credits.

Liquidity and Capital Resources

As of October 31, 2017 and January 31, 2017, we had cash, cash equivalents and marketable securities of approximately $414.0 million and $405.4 million, respectively.  We invest in highly liquid, short-term marketable securities and hold these investments as available-for-sale securities. As of October 31, 2017, these securities had a fair value of approximately $101.6 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$60,293	$81,048
Net cash used in investing activities	(13,228)	(21,092)
Net cash used in financing activities	(49,004)	(14,557)
Net increase (decrease) in cash and cash equivalents	$(1,939)	$45,399

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased primarily due to decreased net income for the nine months ended October 31, 2017 as compared to the same period in fiscal year 2017. The decreased cash flows from operating activities were also attributable to decreased cash receipts associated with the timing of payments from customers and decreased liabilities associated with the timing of payments to suppliers. The decrease was partially offset by decreased inventory purchases.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased for the nine months ended October 31, 2017 primarily due to a reduction of approximately $19.2 million of investments in debt securities compared to the same period in the prior fiscal year. The decreased investment expenditure was partially offset by approximately $11.0 million of fewer cash receipts from the sale and maturity of debt securities for the nine months ended October 31, 2017 compared to the same period in the prior fiscal year.

Net Cash Used in Financing Activities

Net cash used in financing activities increased primarily due to additional payments of $31.3 million in cash for the repurchase of our ordinary shares under our stock repurchase program, as well as additional payments of $2.5 million in cash for intangible assets purchased for the nine months ended October 31, 2017 compared to the same period in the prior fiscal year.

Stock Repurchase Program

Our Board of Directors previously authorized a program to repurchase up to $75.0 million of our ordinary shares through June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. As of October 31, 2017, we had repurchased a total of 1,433,137 shares for approximately $71.7 million in cash, and approximately $35.0 million remained available for repurchases under the program through June 30, 2018. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

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

Contractual Obligations, Commitments and Contingencies

Noncancelable Internal-Use Software Licenses

During the nine months ended October 31, 2017, we entered into certain noncancelable software license agreements and committed to pay an aggregate amount of $13.7 million through January 2020. As of October 31, 2017, the future minimum payments, including imputed interest expense, under these noncancelable software license agreements were approximately $11.1 million, of which $10.6 million had been recorded as liabilities in the condensed consolidated balance sheet. These software licenses will be used for our research and development activities.

Manufacturing Purchase Obligations

As of October 31, 2017, we had purchase obligations with our independent contract manufacturers of $25.7 million.

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

Off-Balance Sheet Arrangements

As of October 31, 2017, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2017 and January 31, 2017, we had cash, cash equivalents, marketable securities and restricted cash totaling $414.0 million and $405.4 million, respectively. Our cash and restricted cash consist of deposits in standard bank accounts and certificates of deposit. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Similarly, even if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in one of its recently introduced mainstream cameras, which will have a significant negative impact on our revenue in the current fiscal year and beyond. In fiscal year 2017, the revenues for direct shipments to GoPro accounted for approximately 19% of our total revenue. We estimated that the revenues for shipments to GoPro’s various ODMs represented an additional approximately 5% of our total revenue in fiscal year 2017. We anticipate that revenue from GoPro will represent a significantly smaller percentage of our total revenue in the current fiscal year and beyond.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal years 2017, 2016 and 2015, sales directly and through our logistics providers to our five largest ODM and OEM customers collectively accounted for approximately 56%, 56% and 64% of our total revenue, respectively. In fiscal years 2017, 2016 and 2015, sales to our ten largest ODM and OEM customers collectively accounted for approximately 68%, 69% and 74% of our total revenue, respectively. For the nine months ended October 31, 2017, sales directly and through our logistics providers to our five largest ODM and OEM customers accounted for approximately 50% of our total revenue, and sales to our ten largest ODM and OEM customers accounted for approximately 63% of our total revenue. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in one of its recently introduced mainstream cameras, which will have a significant negative impact on our revenue in the current fiscal year and beyond. Similarly, our customer DJI recently introduced a UAV incorporating a competing solution that we expect will negatively impact DJI’s demand for our solutions in future periods. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced through sales to other customers in that market.

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

We are focused on selling our video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in emerging markets we intend to address such as the OEM automotive market, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process and, even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved certain design wins and projected substantial future revenue as a result of such design wins. Subsequently, based on factors outside of our control, the applicable end customers abruptly cancelled the projects, with no notice to us, resulting in a loss of projected revenue. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in one of its recently introduced mainstream cameras, which will have a significant negative impact on our revenue in the current fiscal year and beyond.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation, or Sony, and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd., or HiSilicon, and Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation. In the IP security camera market, our primary competitors include Fullhan Microelectronics Co., Ltd., Geo Semiconductor, Inc., Grain Media, Inc., which was recently acquired by Novatek Microelectronics Corp., or Novatek, HiSilicon, Intel Corporation, or Intel, Movidius Ltd., which was recently acquired by Intel, OmniVision Technologies, Inc., or OmniVision, Qualcomm Incorporated, or Qualcomm,  Realtek Semiconductor Corp., Socionext, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek Microelectronics Corp., NXP Semiconductors N.V., OmniVision, Qualcomm, Renesas Electronics Corporation, Sunplus Technology Co. Ltd., and Texas Instruments.  Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include GigPeak, Inc., Intel, and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products competitive with ours. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors enter these markets.

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

From inception through October 31, 2017, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive substantially all of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

In the past several years, substantially all of our revenue was generated from sales of our products to OEMs and ODMs of HD video cameras. Our future revenue growth, if any, will depend in part on our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, the automotive camera market, and the UAV market, as well as emerging markets such as the virtual reality camera, automotive OEM and robotics markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. For example, we expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including automotive, IP security, UAV, wearable camera and robotics markets.  As a result, we believe that our ability to develop advanced computer vision technology, and gain customer acceptance of our technology, will be critical to our future success. Development of products to address new markets, such as the OEM automotive market, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term. In addition, we anticipate that as we move into new markets, such as the OEM automotive market, we will face competition from significantly larger competitors with longer histories in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully with our solutions, our revenue could decline.

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

We sell a significant percentage of our solutions through a single logistics provider, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 60%, 67% and 57% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Approximately 51% and 62% of our revenue was derived from sales through Wintech for the three and nine months ended October 31, 2017, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative logistics providers on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with Wintech, we may be obligated to repurchase unsold product, which could be difficult or impossible to sell to other end customers. Furthermore, Wintech, or any successor or other logistics providers we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016, but decreased to $310.3 million in fiscal year 2017. We may not achieve similar growth rates in future periods. For example, we currently anticipate that our revenue growth rate will be slightly down in fiscal year 2018 compared to the fiscal year 2017. You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $101.2 million, $82.9 million and $58.0 million in fiscal years 2017, 2016 and 2015, respectively. Our research and development expense was $29.8 million and $83.9 million for the three and nine months ended October 31, 2017. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative and sustainable video and image processing solutions with increased functionality, such as analytics or computer vision capabilities. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 or 10 nm, can cost significantly more than required to develop in larger process nodes, such as 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 73%, 91% and 91% of our total revenue in fiscal years 2017, 2016 and 2015, respectively, and approximately 72% and 81% of our total revenue for the three and nine months ended October 31, 2107, respectively. Certain prior year revenue amounts have been reclassified by geographic region to conform to the fiscal year 2018 presentation. These reclassifications did not impact total revenues in each fiscal year. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of October 31, 2017, we had approximately $101.6 million in securities investments. The investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the three months ended October 31, 2017:

				Approximate
			Total Number	Dollar Value Of
			Of Shares	Shares That May
			Purchased As	Yet Be Purchased
			Part of Publicly	Under The Plans
	Total Number	Average Price	Announced	Or Programs
	Of Shares	Paid Per Share	Plans Or	(in millions)
Period	Purchased (i)	(ii)	Programs (i)	(i)
August 1, 2017 to August 31, 2017	34,577	$49.59	34,577
September 1, 2017 to September 30, 2017	109,364	44.64	109,364
October 1, 2017 to October 31, 2017	125,599	49.23	125,599
Total	269,540	$47.41	269,540	$35.0

(i)

On May 31, 2016, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $75.0 million in the aggregate of our ordinary shares over a six-month period. On November 29, 2016, our Board of Directors extended the duration of the repurchase program until June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of October 31, 2017, we had repurchased an aggregate amount of $71.7 million of our ordinary shares, and we had approximately $35.0 million available to repurchase shares under the program through June 30, 2018.

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

AMBARELLA, INC.

Date: December 8, 2017	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 8, 2017	By:	/s/ George Laplante
George Laplante
Chief Financial Officer