Form 10-K
period 2018-01-31
AMBARELLA INC
filed 2018-03-30
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2017, was approximately $1.5 billion based upon the closing price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of March 23, 2018: 33,635,312 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of shareholders to be held on or about June 6, 2018 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The forward-looking statements are contained principally in, but not limited to, the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “continue,” “foreseeable” or “forecast” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, competitive position, industry environment, potential growth opportunities and the effects of competition, our market opportunity, our ability to develop new solutions, including our ability to integrate and apply acquired technologies to our solutions, our future financial and operating performance, sales and marketing strategy, investment strategy and the results of our investments, research and development, customer and supplier relationships, inventory levels, customer demand and our ability to secure design wins, industry trends, our cash needs and capital requirements, and expectations about seasonality, taxes, and operating expenses. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report on Form 10-K.

Factors that could affect such forward-looking statements include, but are not limited to, risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the commercial success of our customers’ products; our growth strategy; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate; our expectations regarding computer vision; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K; and those discussed in other documents we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

For purposes of this Annual Report, the terms “Ambarella”, “the Company”, “we”, “us” and “our” refer to Ambarella, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading developer of semiconductor processing solutions for video that enable high-definition, or HD, video capture, analysis, sharing and display. A device that captures video includes four primary components: a lens, an image sensor, a video processor and storage memory. The video processor is the most complex of these four primary components as it converts raw video input into a format that can be stored and distributed efficiently and, in some cases, analyzes the video data to automate processes. We combine our processor design capabilities with our expertise in video and image processing, computer vision algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications in a variety of markets and enable rapid and efficient product development. Our system-on-a-chip, or SoC, designs fully integrate HD video processing, image processing, computer vision functionality, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption.

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

In the camera market, our platform enables the creation of high-quality video content in wearable cameras, automotive cameras, professional and consumer Internet Protocol, or IP, security cameras, cameras incorporated into unmanned aerial vehicles, also referred to as UAVs or drones, and virtual reality cameras, also referred to as 360° cameras. Our revenue over the last three years has been generated primarily from sales of our solutions for incorporation into specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras, IP security cameras and UAVs. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding and transcoding and IP video delivery applications.

Over the last several years, we have been expanding our development efforts on computer vision technology that will complement our image processing and video compression technology. We are focused on developing advanced computer vision algorithms and high-performance, low-power hardware platforms to enhance processing acceleration. In 2017, we introduced our first computer vision chip, the CV1 SoC. We believe that enhanced computer vision performance will be critical both to our current video markets, including IP security, wearable and UAV cameras, as well as future markets such as automotive OEM cameras for advanced driving assistance systems, or ADAS, and autonomous vehicles, and robotics. To accelerate our computer vision development, we acquired VisLab S.r.l., or VisLab, in June 2015. VisLab is a developer of computer vision algorithms and intelligent control systems for autonomous driving applications, and we are incorporating its algorithm technology into advanced computer vision solutions for the automotive market, as well as other markets.

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including 360 Smart, Axis Communications AB, Avigilon Corporation, Carcam Electronics Technology Co., Ltd., Dahua Technology Co., Ltd., Dajiang Innovation Technology Inc., Denso Ten Limited, Garmin Ltd., GoPro Inc., or GoPro, Hikvision Digital Technology Co., JVC Kenwood Corporation and affiliated entities, Nest Labs (owned by Google), Ring, Inc., Robert Bosch GmbH and affiliated entities, Thinkware Corporation, and XiaoYi Technology Co., Ltd., who source our solutions from ODMs including Altek Corporation, Chicony Electronics Co., Ltd., Dynacolor, Inc., Flex Ltd., and affiliated entities, affiliated entities of Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., San Jet Technology Corp., Sercomm Corporation, and Sky Light Digital Ltd.  In the infrastructure market, our solutions are designed into products from leading OEMs including Harmonic Inc., Motorola Mobility, Inc. (owned by Arris Group, Inc.) and Telefonaktiebolaget LM Ericsson, who source our solutions from leading ODMs such as Plexus Corp. We intend to continue to build and strengthen our relationships with existing customers and also diversify our customer base. We believe our relationships with leading ODMs and OEMs provide us with insight into product roadmaps and trends in the marketplace, which we intend to leverage to identify new opportunities and applications for our solutions. We sell our solutions worldwide using our direct sales force and our distributors, including Wintech Microelectronics Co., Ltd., or Wintech. Sales through Wintech represented approximately 59%, 60% and 67% of our revenue for the fiscal years ended January 31, 2018, 2017, and 2016, respectively.

We employ a fabless manufacturing strategy and are currently shipping the majority of our solutions in the 28 nanometer, or nm, process node, although our most recently introduced SoCs are developed in the 14nm and 10nm process nodes. As of January 31, 2018, we had 706 employees worldwide, approximately 81% of whom are in research and development. Our headquarters are located in Santa Clara, California, and we also have research and development design centers and business development offices in Taiwan, China, Italy, Japan, and South Korea. For our fiscal years ended January 31, 2018, 2017 and 2016, we recorded revenue of $295.4 million, $310.3 million and $316.4 million, respectively, and net income of $18.9 million, $57.8 million and $76.5 million, respectively. We have generated net income in each quarter beginning with the first quarter of fiscal year 2010, and we have generated cash from operations in each of fiscal years starting from 2009.

Ambarella was founded and incorporated in the Cayman Islands in January 2004. Our registered address is PO Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. The address of our U.S. operating subsidiary is Ambarella Corporation, 3101 Jay Street, Santa Clara, California. Our website is www.ambarella.com. You can obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the Securities and Exchange Commission, or SEC, and all amendments to these filings, free of charge, from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov. We also use the investor relations section of our website (http://investor.ambarella.com) and our website (www.ambarella.com) as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.

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

Evolving Requirements for Video Capture and Distribution

Evolving requirements for cameras and broadcast infrastructure equipment typically center around video definition and frame rates, ability to capture high-quality still images and video, advanced video features, computer vision functionality, and transcoding capability:

•

Higher Definition and Higher Frame Rates. The demand for enhanced video resolution has been increasing in both the camera and infrastructure markets. Consumers expect video quality to be closer to high-resolution still images, which continues to drive the transition from standard definition to Full HD and beyond. Similarly, as new display technologies enable higher resolutions and higher frame rates, we believe consumer demand will continue to drive the requirement for UHD or 4K video capture and transmission.

•

Ability to Capture High-Quality Still Images and Video. Historically, consumers purchased devices that either provide high-quality image capture or record high-quality video. This was the result of consumer preference, as reasonably priced and sized devices would provide only one of those attributes. However, as a result of technological improvements, consumer devices that deliver both attributes have proliferated to the point that a pure video capture device or still image capture device is becoming uncommon. Increasingly, devices are able to simultaneously capture HD video and high-quality still images without adversely impacting the quality of either. We believe devices that can capture Full HD video while encoding a second mobile resolution video for uploading to the Internet or streaming over a Wi-Fi network will expand consumer demand for specialized video capture devices. Additionally, we believe advanced low-light processing including high dynamic range and high-ISO processing will continue to improve image quality even in challenging lighting conditions. We believe image stabilization technology enables stable video recording during high-motion conditions, which are often encountered when using sports cameras and UAVs.

•

Connectivity. Integrated wireless capability using wireless links such as Bluetooth and Wi-Fi has become a prevalent feature across many classes of video capture devices. Consumers want to watch, control and capture real-time video using their smartphones as the remote control and viewer for wirelessly enabled wearable and sports cameras. Additionally, rather than storing images and video to local media and transferring to a computer later, consumers are demanding the ability to wirelessly transfer and share their video content to websites such as YouTube, Facebook and other online media albums. In video security applications, connectivity to cloud services allows users to monitor surveillance video in real-time on their smartphones or tablets. The storage of video in the cloud also provides protection against theft of the video content and enables users the capability to play back the stored video.

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

•

Computer Vision. Computer vision represents the field of methods for acquiring, processing, analyzing, and understanding images and high-dimensional data from the real world in order to automate and integrate a wide range of processes. Computer vision is becoming increasingly important for the development of intelligent video cameras. In the IP security camera market, computer vision can be used for various functions including motion detection to trigger alarms, the counting and tracking of people, and facial recognition. The application of computer vision may also be used to help control the video encoding process to reduce video bitrates and maximize network efficiency. In the automotive market, the application of computer vision for advanced driver assistance systems, or ADAS, is increasingly being used to help drivers. Automotive analytics functions include lane detection warning and forward collision warning. In general, powerful CPUs and dedicated computer vision hardware are required to support the advanced analytics algorithms in video cameras.

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

Our Competitive Strengths

Our platform technology solutions provide performance attributes that satisfy the stringent demands of the camera market, enable integration of HD video and image capture capabilities in portable devices, provide computer vision capabilities that address the evolving needs of the automotive and other markets, and meet the highest standards of the infrastructure market. We believe that our leadership in HD video and image processing applications is the result of our competitive strengths, including:

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

•

Proprietary Computer Vision Architecture.  Our proprietary computer vision processing architecture, known as CVflow, uses a flexible computer vision hardware engine programmed with a high level algorithm description to achieve increased performance while minimizing die size and power consumption. The CVflow architecture specifies data flow connections between a set of optimized computer vision operators, such as the convolution and matrix multiply functions that are specifically optimized for deep learning algorithms. The CVflow architecture supports a variety of computer vision algorithms, including stereo obstacle detection and terrain mapping technology, and allows customers to differentiate their products by porting their own algorithms and neural networks to our CVflow-based chips.

•

Highly Integrated SoC Solutions Based on a Scalable Platform. Our product families leverage our core high-performance video processing architecture combined with an extensive set of integrated peripherals, which enables our platform to address the requirements of a variety of applications and end markets. Traditional solutions have generally relied upon significant customization to meet the specific requirements of each market, resulting in longer design cycles and higher development costs. Our flexible and highly-scalable platform enables us to address multiple markets with reduced design cycles and costs. Our platform also enables us to develop fully integrated SoC solutions that provide the system functionalities required by our customers on a single chip. Our extensive system integration expertise enables us to integrate core video processing functionality with many peripheral functions such as multiple inputs and outputs, lens controllers, flash controllers and remote control interfaces to reduce system complexity and interoperability issues. Furthermore, we have successfully migrated our process nodes from 130nm to 10nm since our founding and have a proven track record of developing and delivering multiple solutions with first-pass silicon success.

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

•

Broad Domain Experience in Video Processing and Delivery. Our engineering team, whose core members have worked together for over 20 years, includes leading innovators in video processing and delivery. Our VLSI team has extensive multi-gigahertz, superscalar CPU design experience from Intel Corporation, Advanced Micro Devices, Inc. and Sun Microsystems, Inc. Our team has developed many industry firsts such as the first single chip MPEG-2 encoder, the first consumer MPEG-2 transcoding SoC, the first single chip HD H.264 encoder and camera SoC and the first 1080p60 and UHD infrastructure SoC. Our team has developed an ecosystem of high-performance software and hardware solutions that reduce customer system development time and cost, thus allowing for accelerated time-to-market.

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

Products

Our technology platform delivers a high-performance, low power video and image processing solution that can be tailored with our software solution to meet the specific needs of multiple end markets.  Our HD video and image processing SoCs, based on our proprietary technology platform, are highly configurable and enable our customers to deliver exceptional quality video and still imagery in small, easy-to-use devices with low power requirements. Our customized software solutions include firmware, middleware and software development kits to optimize system-level functions and allow rapid integration of our solution into customer products and tailor specifications to customer requirements. We also provide customers in all of our core markets with guidelines known as reference designs so that they can efficiently incorporate our solutions in their product designs.

In addition to enabling small device size and low power consumption, our SoC solutions make possible differentiated functionalities such as simultaneous video and image capture, multiple-stream video capture, image stabilization and wireless connectivity.  We intend to leverage our core technology platform to address other video processing markets that have high-performance, robust connectivity, low latency and low power requirements.  In addition, we are developing computer vision functionality for the consumer and professional IP security, UAV and automotive markets to enhance the capabilities of our SoCs. We believe that including computer vision functionality on the SoC, such as face recognition, object identification and avoidance and motion detection will expand the addressable market for our SoC solutions.

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

•

Automotive Cameras. We sell solutions into several automotive markets both for aftermarket and OEM applications. In the automotive aftermarket, we sell solutions for small video cameras mounted on board vehicles to record traffic accidents and help establish records for insurance and liability purposes. Our MotorVu™ 3D 360° Surround View reference design for the automotive OEM market brings high quality HD video to multi-camera parking assistance applications and features a dedicated video engine to combine multiple HD video streams for 3D scene rendering. Also, for the OEM market, electronic mirrors utilize cameras and LCD displays to augment optical rear view and side view mirrors to provide a wider, unobstructed field of view. We believe our low power, high-performance, small form factor solutions are well suited for this market.

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

The chart below describes our current product lines and target markets:

Technology

Our semiconductor processing solutions enable computer vision processing, HD and UHD (up to 3840x2160p60) video and image processing, video compression, sharing and display while offering exceptional power, size and performance characteristics.

Key differentiators of our technology include:

•	algorithms to compress video signals with high compression and power efficiency at multiple operating points;
•	algorithms for high-speed image processing with high image quality and power efficiency;
•	scalable architecture that covers the gamut of consumer and professional HD video camera and encoding applications from Full HD to UHD performance levels;
•	ability to encode multiple video streams simultaneously to support simultaneous recording and video streaming, or streaming to multiple devices with different resolutions;
•	ability to capture, process and encode multiple image sensors simultaneously to support multiple viewpoints, including surround view and virtual reality applications;
•	algorithms to stabilize video from camera motion in challenging conditions, such as sports and UAV cameras;
•	low-power architecture with minimal system memory footprint;
•	programmable architecture that balances flexibility, quality, power and die size;
•	full software development kit comprised of APIs to facilitate integration into customers’ products;
•	powerful CPUs and dedicated hardware to support advanced analytics functions;
•	support for transcoding between video formats, for example MPEG-2 to H.264 and H.265;

•	flexible CVflow computer vision processing engines to support UHD performance levels for deep learning and stereo-based algorithms with power and die size efficiency;
•	optimized deep learning algorithms for multi class object detection, including vehicles, pedestrians, cycles, traffic signs and traffic lights;
•	stereo obstacle detection for obstacles that are not in the training data to provide robust safety; and
•	full autonomous algorithm stack for automotive and drone applications, including fusion for multiple cameras and sensor modalities, mapping and localization algorithms and planning.

Our technology platform, comprised of our video, image and computer vision processors, is based on a high-performance, low-power architecture supported by a high level of system integration. The building blocks of our platform are illustrated below:

Our technology platform enables the capture of high-resolution still images and HD video while simultaneously encoding HD video for high-quality storage and lower resolution video for Internet sharing and wireless networking. Multi stream video capture enhances the consumer experience by offering the ability to instantaneously share captured video without having to go through a transcoding process. Our computer stereo vision processing solutions provide the ability to detect generic objects without training, allowing more robust decisions to be made in applications such as autonomous driving.

AmbaClear

Our proprietary image signal processing architecture, known as AmbaClear, incorporates advanced algorithms to convert raw sensor data to high-resolution still and HD video images concurrently. Image processing algorithms include sensor, lens and color correction, demosaicing, which is a process used to reconstruct a full color image from incomplete color samples, noise filtering, detail enhancement and image format conversion. For example, raw sensor data can be captured at up to 16-megapixel resolution at 60 frames per second and filtered down to two megapixels for HD video processing while selected 16-megapixel frames are concurrently processed by the still image processor. This image processing reduces noise in the input video and improves video quality resulting in better storage and transmission efficiencies. Our WDR and HDR processing capabilities handle greater dynamic range between the lightest and darkest areas of an image, permitting video images to reveal details that would otherwise be lost against a bright background. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera and surround view applications.

AmbaCast

Our proprietary HD video processing architecture, known as AmbaCast, incorporates advanced algorithms for motion estimation, motion-compensated 3D temporal filtering, mode decision and rate control. Successful implementation of these computationally intensive steps has helped us maximize compression efficiency. We support all three compression profiles—baseline, main and high—as specified in the H.264 video compression standard. We also support the main profile H.265 video compression standard with up to 2x better compression efficiency compared to our H.264 video compression technology.

Our solutions for the broadcast infrastructure market allow OEMs to offer H.265, H.264 and MPEG-2 encoding formats. All of our video encoding solutions have decoding capabilities as well.

CVflow

Our proprietary computer vision processing architecture, known as CVflow, uses a flexible computer vision hardware engine programmed with a high level algorithm description to achieve increased performance while minimizing die size and power consumption. This description allows the hardware to maximize use of its resources by exploiting all available parallelism without software intervention.  The CVflow architecture specifies data flow connections between a set of optimized computer vision operators, such as the convolution and matrix multiply functions that are specifically optimized for deep learning algorithms. The CVflow architecture supports a variety of computer vision algorithms, including stereo obstacle detection and terrain mapping technology.  Our platform allows customers to differentiate their products by porting their own algorithms and neural networks to our CVflow-based chips using industry-standard training tools and frameworks.

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

A significant feature of our computer vision SoCs is support for stereo obstacle detection, which utilizes stereo cameras to perceive depth. We believe that stereo depth information provides an important augmentation to monocular computer vision processing, resulting in an extra margin of safety for autonomous driving and other applications. Monocular processing depends on training to detect obstacles, and may not detect obstacles that are not represented in the training set. Stereo cameras detect obstacles without relying on training because the depth information is used to directly construct a three-dimensional model of the camera’s surroundings, including any obstacles.

Design Methodology

The success of our technology platform stems from our algorithm-driven design methodology. We test and verify our algorithms on our proprietary architectural model prior to implementing our algorithms in hardware. Our advanced verification methodology validates our approach through simultaneous modeling of architecture, algorithms and the hardware itself. This redundant approach enables us to identify and remediate any weaknesses early in the development cycle, providing a solid foundation on which we build our hardware implementation, and enhances our ability to achieve first-pass silicon success. We have a history of using several process nodes from 130nm through 10nm. In fiscal year 2015, we began investing in development of our next generation SoCs in the 14nm process node and announced our first 14 nm SoC in January 2016 and our second 14 nm SoC in January 2017.  In fiscal year 2017, we began investing in development of our next generation SoCs in the 10nm process node, and we announced our first 10nm SoC in January 2018. We possess extensive expertise in video and imaging algorithms as well as deep sub-micron digital and mixed-signal design experience.

SoC Solution

Our SoC designs integrate HD and UHD video processing, image processing, applications processing and system functions onto a single chip, delivering exceptional video and image quality with differentiated features, including advanced wireless connectivity. Our multi-core DSP architecture is highly scalable and balances software programmability with hardware-accelerated performance to achieve extremely low power consumption and maximize camera battery life. The programmable architecture provides our customers with the flexibility they need to quickly develop a wide range of differentiated products. Additionally, our SoCs integrate mixed signal (analog/digital) functionality and high speed interfaces required for interfacing to advanced high-speed CMOS sensors and industry standard interfaces such as USB 3.0 and HDMI 2.0. Our newest SoCs also feature our fully-programmable and highly-efficient CVflow architecture to provide significant computer vision performance with very low power consumption.  Recently introduced SoCs include the following:

•

Our CV1 SoC, which we announced in January 2018, is the first in a family of UHD computer vision processors based on our new CVflow architecture. The CV1 SoC supports computer vision processing for one stereo pair of 4K UHD sensors, or four stereo pairs of 1080p sensors running at 30 frames per second. This enables the CV1 SoC to detect obstacles at a range of 150 meters using the single 4K stereo pair for automotive applications, or at shorter distances in a 360 degree surround view format with the four 1080p stereo pairs. The CV1 SoC features an advanced image signal processor capable of HDR processing to deliver high quality images even in low light and high-contrast environments.

•

Our 10nm CV22 SoC, which we also announced in January 2018, is the second chip in our CVflow family and provides computer vision processing required for the next generation of intelligent home monitoring, automotive, drone, and wearable cameras.  The CV22 SoC also encodes AVC and HEVC video at rates of up to 4Kp60, with multi-stream support. The CV22 SoC includes a quad-core 1.2 GHz ARM® Cortex® A53 CPU with NEONTM DSP extensions and floating point unit to provide power for features such as 360 degree de-warping and lens distortion correction, multi-exposure HDR and WDR processing, LED flicker mitigation, and multi-sensor support for multi-imager cameras.

•

Our S5L SoC, announced in April 2017, is designed for professional IP cameras and includes 4K HDR processing and multi-streaming.  The S5L SoC delivers 4Kp30 video at under 1.5 watts and bitrates as low as 512 Kbits per second.  The S5L SoC features a quad-core ARM Cortex A53 CPU for advanced analytics, including object and person detection to reduce false alarms and maximize battery life in battery-powered designs. The S5L SoC’s on-chip lens distortion correction engine supports wide angle lenses up to 180 degrees, while the dual independent video inputs facilitate seamless dual-lens designs.

•

Our 10nm CV2 SoC, which we announced in March 2018, is the third chip in our CVflow family and provides computer vision and stereovision processing required for the next generation of intelligent automotive, security, and drone cameras. The CV2 SoC encodes AVC and HEVC video at rates of up to 4Kp90, with multi-stream support. The CV2 SoC includes a quad-core 1.2 GHz ARM® Cortex® A53 CPU with NEONTM DSP extensions and floating point unit to provide power for features such as 360-degree de-warping and lens distortion correction, multi-exposure HDR and WDR processing, LED flicker mitigation, and multi-sensor support for multi-imager cameras. CV2’s CVflow computer vision processing provides up to 20 times the CNN processing performance of CV1.

Software Development Kits

We provide to our customers fully-functional software development kits with a suite of application programming interfaces or APIs, which allow customers to rapidly integrate our solution, adjust product specifications and provide additional functionality to their systems, thereby enabling them to differentiate their product offerings and reduce time to market. We have software development kits for all of our core markets. For example, our video streaming technology enables the camera’s image to be previewed on a smartphone, so the camera can be optimally set up and controlled remotely, or video can be streamed directly to Internet cloud services. To enable this functionality, end customers deploy our Wireless Camera Developer’s Kit, or the Kit, which enables the design of cameras that combine still photography and Full or Ultra HD video with wireless video streaming. The Kit leverages our multi-stream encoding capability which supports the recording of Full or Ultra HD video locally while simultaneously recording and streaming a second stream. The Kit enables accelerated end customer product development.

For the security market, we provide a fully-featured IP Camera Software Development Kit, or the IP Camera SDK, based on a LinuxTM operating system.  The IP Camera SDK includes middleware software with multi-streaming capability, control for our 4K H.264/H.265 encoder hardware, support for peripherals such as sensors and Wi-Fi chipsets, and other functions needed to build a 4K Ultra HD multi-streaming IP camera. The IP Camera SDK leverages our SoCs’ capabilities for 4K video, multi-streaming, HDR, video de-warping, video analytics, and multi-sensor connectivity. For example, the IP Camera SDK enables an IP camera to record a stream locally at 4K resolution while streaming another video to a remote client over an Ethernet connection at reduced resolution. We also provide extensions to the IP Camera SDK to address specific submarket segments such as doorbells and battery-powered cameras, which can take advantage of the fast-boot, low power, and advanced multi-view video modes of our chips.

We also provide a toolkit to accelerate the development of computer vision algorithms onto our hardware. We provide tools to map algorithms from commonly used computer vision frameworks such as Caffe or Tensorflow into our proprietary CVflow architecture. We also provide a framework for development of higher-level computer vision tasks.  This enables our customers to write complex computer vision algorithms with multiple tasks running in parallel, as would be required in applications such as autonomous driving.

Customers

We sell our solutions to leading ODMs and OEMs globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including 360 Smart, Axis Communications AB, Avigilon Corporation, Carcam Electronics Technology Co., Ltd., Dahua Technology Co., Ltd., Dajiang Innovation Technology Inc., Denso Ten Limited, Garmin Ltd., GoPro Inc., or GoPro, Hikvision Digital Technology Co., JVC Kenwood Corporation and affiliated entities, Nest Labs (owned by Google), Ring, Inc., Robert Bosch GmbH and affiliated entities, Thinkware Corporation, and XiaoYi Technology Co., Ltd., who source our solutions from ODMs including Altek Corporation, Chicony Electronics Co., Ltd., Dynacolor, Inc., Flex Ltd., and affiliated entities, affiliated entities of Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., San Jet Technology Corp., Sercomm Corporation, and Sky Light Digital Ltd.  In the infrastructure market, our solutions are designed into products from leading OEMs including Harmonic Inc., Motorola Mobility, Inc. (owned by Arris Group, Inc.) and Telefonaktiebolaget LM Ericsson, who source our solutions from leading ODMs such as Plexus Corp.

Sales to customers in Asia accounted for approximately 79%, 73% and 91% of our total revenue in the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Certain prior year revenue amounts have been reclassified by geographic region to conform to the fiscal year 2018 presentation. These reclassifications did not impact total revenues in each fiscal year. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In fiscal years 2018, 2017 and 2016, 98%, 98% and 97% of our revenue was attributable to sales of our solutions into the camera markets, respectively, and 2%, 2% and 3% of our revenue was attributable to sales of our solutions into the infrastructure market, respectively. To date, all of our sales have been denominated in U.S. dollars.

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

In fiscal year 2018, the customers representing 10% or more of revenue were Wintech, the Company’s distributor, and GoPro, Inc., or GoPro, a direct OEM customer, which accounted for approximately 59% and 12% of total revenue, respectively. The revenues for GoPro in fiscal year 2018 included direct shipments to GoPro but did not include shipments to GoPro’s ODMs through Wintech, which represented an additional approximately 1% of our total revenue in fiscal 2018. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In fiscal years 2018, 2017 and 2016, sales directly and through our distributors to our five largest ODM and OEM customers collectively accounted for approximately 51%, 56% and 56% of our total revenues, respectively, and sales to our 10 largest ODM and OEM customers collectively accounted for approximately 65%, 68% and 69% of our total revenues, respectively.

Sales and Marketing

We sell our solutions worldwide using our direct sales force and our distributors. We have direct sales personnel covering the United States, Asia and Europe, and we operate sales offices in Santa Clara, California and Hong Kong, and business development offices in China, Japan, South Korea, and Taiwan. In addition, in each of these locations we employ a staff of field applications engineers to provide direct engineering support locally to our customers.

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

The end markets into which we sell our products have seen significant changes as consumer preferences have evolved in response to new technologies. As a result, the composition of our revenue may differ meaningfully during periods of technology or consumer preference changes. For example, in fiscal year 2011, pocket video revenue represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero percent of total revenue by fiscal year 2013. Conversely, our total revenue in the 2013-2018 fiscal years was primarily derived from markets for specialized video and image capture devices, such as the wearable camera market, the IP security camera market, the automotive aftermarket and the UAV camera market. We expect shifts in consumer use of video capture to continue to change over time, as more specialized use cases emerge and video capture continues to proliferate, which could significantly impact any of these markets.

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

Wafer Fabrication

We have a history of using several process nodes from 130nm through 10nm. We currently manufacture the majority of our solutions in 28nm silicon wafer production process geometry utilizing the services of several different foundries. In fiscal year 2015, we began investing in development in the 14nm process node, and we announced our first 14nm SoC in January 2016 and our second 14nm SoC in January 2017. In fiscal year 2017, we began investing in development in the 10nm process node, and we announced our first 10nm SoC in January 2018. Currently, the majority of our SoCs are supplied by Samsung Electronics Co., Ltd., or Samsung, in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully-assembled and tested products as well as tested die in wafer form for assembly. We also have products supplied by Global UniChip Corporation, or GUC, in Taiwan, from whom we purchase fully-assembled and tested products. The wafers used by GUC in the assembly of our products are manufactured by Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, in Taiwan.

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

Research and Development

We believe our technology is a competitive advantage and we engage in substantial research and development efforts to develop new products and integrate additional features and capabilities into our HD and UHD video processing solutions, such as computer vision capabilities. We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. As of January 31, 2018, 81% of our employees are engaged in research and development. Our research and development team is comprised of both semiconductor and software designers. Our semiconductor design team has extensive experience in large-scale semiconductor design, including architecture description, logic and circuit design, implementation and verification. Our software design team has extensive experience in development and verification of software for the HD video market. Because the integration of hardware and software is a key competitive advantage of our solutions, our hardware and software design teams work closely together throughout the product development process. The experience of our hardware and software design teams enables us to effectively assess the tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented in hardware and in software.

We have assembled a core team of experienced engineers and systems designers in four research and development design centers located in the United States, China, Italy and Taiwan.

For the fiscal years ended January 31, 2018, 2017 and 2016, our research and development expense was $115.5 million, $101.2 million and $82.9 million, respectively.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation, or Sony, and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd., or HiSilicon, and Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation. In the IP security camera market, our primary competitors include Fullhan Microelectronics Co., Ltd., Geo Semiconductor, Inc., Grain Media, Inc., which was recently acquired by Novatek Microelectronics Corp., or Novatek, HiSilicon, Intel Corporation, or Intel, Movidius Ltd., which was recently acquired by Intel, OmniVision Technologies, Inc., or OmniVision, Qualcomm Incorporated, or Qualcomm,  Realtek Semiconductor Corp., Socionext, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek, NXP Semiconductors N.V., OmniVision, Qualcomm, Renesas Electronics Corporation, Sunplus Technology Co. Ltd., and Texas Instruments.  Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include GigPeak, Inc., Intel, and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products competitive with ours.

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

Our ability to compete successfully in the rapidly evolving HD video market depends on several factors, including:

•	the design and manufacturing of new solutions, including software, that anticipate the video processing and integration needs of our customers’ next-generation products and applications;
•	performance of our solutions, as measured by video and still picture image quality, resolution and frame processing rates;
•	power consumption of our solutions;
•	the ease of implementation of our products by customers;
•	the strength of customer relationships;
•	the selection of the foundry process technology and architecture tradeoffs to meet customers’ product requirements in a timely manner;
•	reputation and reliability;
•	customer support; and
•	the cost of the total solution.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2018, we had 107 issued patents in the United States, 42 of which were continuation patents, six patents issued in Europe, five issued patents in China, six issued patents in Japan and 78 pending and provisional patent applications in the United States. The issued and allowed patents in the United States expire beginning in 2024 through 2035. Many of our issued patents and pending patent applications relate to image and video processing and HD video compression.

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

Seasonality

Our business tends to be seasonal with higher revenue in our third fiscal quarter as our customers typically increase their production to meet holiday shopping season or year-end demand for their products. We also may experience seasonally lower demand in our first fiscal quarter in the Asia-based portion of the IP security camera market as a result of industry seasonality and the impact of ODM and OEM factory closures associated with the Chinese New Year holiday.

Employees

At January 31, 2018, we employed a total of 706 people, including 154 in the United States, 505 in Asia, primarily in China and Taiwan and 47 in Europe. We also engage temporary employees and consultants. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, in the past we have secured design wins for camera products that were never commercially released by our customer as a result of factors beyond our control. Similarly, higher than normal customer inventory levels at GoPro, Inc., or GoPro, significantly reduced GoPro’s demand for our solutions and negatively reduced our revenue in the fiscal quarter ended January 31, 2016 and in the first half of fiscal years 2017 and 2018. If other products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

Similarly, even if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in one of its recently introduced mainstream cameras, which has had and will continue to have a significant negative impact on our revenue. In fiscal year 2018, revenues for direct shipments to GoPro accounted for approximately 12% of our total revenue. We estimated that the revenues for shipments to GoPro’s ODMs represented an additional approximately 1% of our total revenue in fiscal year 2018. We anticipate that revenue from GoPro will represent a significantly smaller percentage of our total revenue in fiscal year 2019 and beyond.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal years 2018, 2017 and 2016, sales directly and through our distributors to our five largest ODM and OEM customers collectively accounted for approximately 51%, 56% and 56% of our total revenue, respectively, and sales to our ten largest ODM and OEM customers collectively accounted for approximately 65%, 68% and 69% of our total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in one of its recently introduced mainstream cameras, which had and will continue to have a significant negative impact on our revenue. Similarly, our customer DJI recently introduced a UAV incorporating a competing solution that we expect will negatively impact DJI’s demand for our solutions in future periods. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced through sales to other customers in that market.

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

To date, our revenue has been attributable to demand for our video and image processing SoCs in the camera and infrastructure markets and the growth of these overall markets. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We now derive substantially all of our revenue from the camera market, and our operating results are increasingly affected by trends in the camera market. These trends include demand for higher resolution, increasing functionality, longer battery life, greater storage, connectivity requirements and computer vision technology, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted the camera market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. In the automotive market, a slower than anticipated adoption of advanced driving assistance systems and autonomous driving functionality could reduce demand for our new computer vision solutions. If our target markets, such as wearable cameras, automotive cameras, IP security cameras, and unmanned aerial vehicle cameras, also referred to as UAVs or drones, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

If we fail to penetrate new markets, our revenue and financial condition could be harmed.

In the past several years, substantially all of our revenue was generated from sales of our products to OEMs and ODMs of HD video cameras. Our future revenue growth, if any, will depend in part on our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, the automotive camera market, and the UAV market, as well as emerging markets such as the virtual reality camera and robotics markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. For example, we expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including automotive, IP security, UAV, wearable camera and robotics markets.  As a result, we believe that our ability to develop advanced computer vision technology and gain customer acceptance of our technology will be critical to our future success. Development of products to address new markets, such as the OEM automotive and robotics markets, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term. In addition, we anticipate that as we move into new markets, such as the OEM automotive and robotics markets, we will likely face competition from larger competitors with greater resources and more history in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully with our solutions, our revenue could decline.

Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of our time and resources. We cannot assure you that we will secure design wins from these or other companies or that we will achieve meaningful revenue from the sales of our solutions into these markets.  In addition, in these new markets, such as the OEM automotive and robotics markets, we will likely face competition from larger competitors with greater resources and more history in these markets.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, in the first half of fiscal year 2017 and in the fourth quarter of fiscal year 2018, our revenue declined 21% and 19%, respectively, compared to the same periods of the prior fiscal years, resulting in a substantial decline in profit and cash flows from operating activities. We may experience similar declines in the future, which would harm our operating results.

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

Our customers generally take a considerable amount of time to evaluate our solutions. The typical time from early engagement by our sales force to actual product introduction runs from nine to 12 months for the camera market, and 12 to 24 months for the infrastructure market, though it may take longer in new markets we intend to address such as the OEM automotive and robotics markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our SoC solutions and harm our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our solutions, our business would suffer.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation, or Sony, and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd., or HiSilicon, and Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation. In the IP security camera market, our primary competitors include Fullhan Microelectronics Co., Ltd., Geo Semiconductor, Inc., Grain Media, Inc., which was recently acquired by Novatek Microelectronics Corp., or Novatek, HiSilicon, Intel Corporation, or Intel, Movidius Ltd., which was recently acquired by Intel, OmniVision Technologies, Inc., or OmniVision, Qualcomm Incorporated, or Qualcomm,  Realtek Semiconductor Corp., Socionext, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek, NXP Semiconductors N.V., OmniVision, Qualcomm, Renesas Electronics Corporation, Sunplus Technology Co. Ltd., and Texas Instruments.  Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include GigPeak, Inc., Intel, and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products competitive with ours. In addition, certain third-party developers of technology competitive to our solutions have licensed their technology, including image signal processing and computer vision IP, which potentially enables a greater number of competitors to offer competitive solutions. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors enter these markets.

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

From inception through January 31, 2018, our revenue has been generated primarily from the sale of a limited number of high-definition, or HD, video and image processing SoC solutions in the camera and infrastructure markets. Moreover, we currently derive substantially all of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

We do not have long-term supply contracts with our third-party manufacturing vendors, and they may not allocate sufficient capacity to us at reasonable prices to meet future demands for our solutions.

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with a product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup foundry vendor could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we utilize or may utilize, 10 or 7 nanometer. As we continue to develop solutions in advanced process nodes we will be increasingly dependent upon such foundries.

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

A substantial portion of our revenue is processed through a single distributor and the loss of this distributor may cause disruptions in our shipments, which may adversely affect our operations and financial condition.

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 59%, 60% and 67% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

We are subject to risks associated with our distributors' product inventories.

We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end customers. We allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. Currently we recognize revenues for sales to distributors upon sell through by the distributors. Upon the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 606”) effective February 1, 2018, we will recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition) based on the amount of consideration expected to be received. To the extent that the actual consideration received is materially different from estimated variable consideration used in revenue recognition, we may be required to adjust revenue in subsequent periods.

If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end customers or if they decide to decrease their inventories for any reason, such as adverse global economic conditions or a downturn in technology spending, our sales to these distributors and our revenues may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenues in such subsequent periods. Our reserve estimates associated with products stocked by our distributors are based largely on reports that our distributors provide to us on a weekly or monthly basis. To date, we believe this resale and channel inventory data have been generally accurate. To the extent that these data are inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.

Deterioration of the financial conditions of our customers could adversely affect our operating results.

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for doubtful receivables. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for doubtful receivables, our operating results would be negatively impacted.

The loss of any of our key personnel could seriously harm our business.

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

We rely on highly skilled personnel and, if we are unable to hire, retain or motivate key personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our industry is characterized by high demand and intense competition for talent.  The pool of qualified candidates is limited, particularly in Silicon Valley and parts of Asia for VLSI and computer vision engineers, and certain of our competitors and potential competitors with greater resources have directly targeted our employees.  In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

If we do not generate revenue growth, we may not be able to execute our business plan and our operating results could suffer.

You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In the past, we have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $310.3 million in fiscal year 2017 and to $295.4 million in fiscal year 2018. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

Our business has grown rapidly. Our future operating results depend to a large extent on our ability to successfully manage any expansion and growth, including the challenges of managing a company with headquarters in the United States and the majority of its employees in Asia. We are increasing our investment in research and development and other functions to grow our business and address new markets, such as the OEM automotive market. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•

recruit, hire, train and manage additional qualified engineers for our research and development activities, particularly in our offices in Asia and especially for the positions of semiconductor design and systems, applications engineering and computer vision development;

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $115.5 million, $101.2 million and $82.9 million in fiscal years 2018, 2017 and 2016, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as analytics or computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 and 10 nm, can cost significantly more than required to develop in larger process nodes, such as 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.

The rapidly evolving nature of the markets in which we sell our solutions, combined with substantial uncertainty concerning how these markets may develop and other factors beyond our control, limits our ability to accurately forecast quarterly or annual revenue. In addition, because we record a significant portion of our revenue from sales when we have received notification from our distributors that they have sold our products, some of the revenue we record in a quarter may be derived from sales of products shipped to our distributors during previous quarters. This revenue recognition methodology limits our ability to forecast quarterly or annual revenue accurately. We are currently expanding our staffing and increasing our expenditures in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, such as the 10nm process nodes, and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 10nm, we are increasingly dependent upon Samsung and TSMC, who are two of the few foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end-customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.

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

We are subject to governmental laws, regulations and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personally identifiable information (“PII”) and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. Additionally, in May 2016, the European Union adopted the General Data Protection Regulation that will impose more stringent data protection requirements and will provide for greater penalties for noncompliance beginning in May 2018. While we have developed plans to meet these requirements, these plans are subject to many variables that could delay or otherwise affect implementation.  Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to us, damage our reputation and adversely affect our business.

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

From time to time, we are subject to warranty claims that may require us to make significant expenditures to defend these claims or pay damage awards. In the future, we may also be subject to product liability claims resulting from failure of our solutions or if products we design, manufacture, or sell, cause personal injury or property damage, even where the cause is unrelated to product defects. These risks will likely increase as our products are introduced into new devices, market, or applications, including autonomous and semi-autonomous automotive, UAV and robotic uses. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in consumer devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could harm our financial condition and results of operations, as well as harm our reputation and cause the market value of our ordinary shares to decline.

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

Currently we recognize revenues for sales to distributors upon sell through by the distributors. Upon the adoption of ASU 606 effective February 1, 2018, we will recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition) based on the amount of consideration expected to be received. To the extent that the actual consideration received is materially different from estimated variable consideration used in revenue recognition, we may be required to adjust revenue in subsequent periods.

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

Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, tax effects of share-based compensation, or by changes in tax laws, regulations, accounting principles or interpretations thereof. For example, changes in tax laws, including the recently enacted U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities.

The Tax Act requires complex computations not previously provided in U.S. tax law. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2018 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2019 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Changes in our United States federal income tax classification, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.

The Tax Act signed on December 22, 2017 may have changed the consequences to U.S. shareholders that own, or are considered to own, as a result of the attribution rules, ten percent or more of the voting power or value of the stock of a non-U.S. corporation (a 10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”).

 Prior to the Tax Act, the Company did not believe we, or any of our non-U.S. subsidiaries, were considered a CFC, which is a determination made daily based on whether the 10% U.S. shareholders together own, or are considered to own as a result of the attribution rules, more than fifty percent of the voting power or value of a non-U.S. corporation.  The Tax Act repealed Internal Revenue Code Section 958(b)(4), which, unless clarified in future regulations or other guidance, may result in classification of certain of the Company’s foreign subsidiaries as CFCs with respect to any single 10% U.S. shareholder. This may be the result without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than fifty percent of the voting power or value of the Company as was the case under prior rules. The repeal is effective as of the last taxable year of CFCs beginning before January 1, 2018 and for the taxable year of 10% U.S. shareholders in which the CFCs' taxable year ends.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business may adversely affect our operating results.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 79%, 73% and 91% of our total revenue in fiscal years 2018, 2017 and 2016, respectively. Certain prior year revenue amounts have been reclassified by geographic region to conform to the fiscal year 2018 presentation. These reclassifications did not impact total revenues in each fiscal year. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of January 31, 2018, we had approximately $101.7 million in securities investments. The investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

Our principal executive offices are located in Santa Clara, California, consisting of approximately 49,000 square feet of office space under a lease that expires in May 2020. This facility accommodates our principal sales, marketing, research and development, finance, and administration activities. We lease approximately 89,000 square feet of office spaces in Hsinchu, Taiwan under lease agreements that expire in December 2018, May 2020 and January 2028, respectively. The Taiwan facilities accommodate research and development, business development, operations, and administration support. We lease approximately 35,000 square feet of office space in Shanghai and Shenzhen, China, under leases that expire in November 2019 and September 2018, respectively, to support research and business development. We lease approximately 12,100 square feet of facilities in Italy for research and development. We lease additional facilities in Hong Kong for sales and inventory warehousing and in Japan and South Korea for our local business development personnel.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2018:

	Approximate
	Square
Major Locations	Footage	Usage
United States:
Santa Clara, California	49,000	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration
Asia Pacific:
Hsinchu, Taiwan	89,000	Research and Development; Business Development; Operations; Administration
Shanghai, China	16,000	Research and Development; Business Development
Shenzhen, China	19,000	Research and Development; Business Development
Kowloon, Hong Kong	9,000	Sales; Warehousing
Shin-Yokohama, Japan	1,300	Business Development
SeongNam, South Korea	1,500	Business Development

Europe:
Parma, Italy	12,100	Research and Development

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Ordinary Shares

Our ordinary shares have been traded on the NASDAQ Global Market under the symbol “AMBA” since October 10, 2012. Prior to that date, there was no public trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per ordinary share as reported by the NASDAQ Global Market:

	Price Range
	High	Low
Year Ended January 31, 2018:
Fourth Quarter	$66.23	$46.75
Third Quarter	$56.61	$40.06
Second Quarter	$65.39	$47.34
First Quarter	$60.68	$49.18
Year Ended January 31, 2017:
Fourth Quarter	$65.78	$46.80
Third Quarter	$74.95	$55.75
Second Quarter	$59.87	$35.26
First Quarter	$47.44	$33.39

On March 16, 2018, there were 34 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders. On March 16, 2018, the last reported sale price of our stock was $54.24 per ordinary share as reported by the NASDAQ Global Market.

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

The following graph shows a comparison from February 1, 2013 through January 31, 2018 of the cumulative total return for our ordinary shares, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Comparison of 5 year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Recent Sales of Unregistered Securities

The following table displays information with respect to repurchases of the Company’s ordinary shares during the three months ended January 31, 2018:

Approximate
			Total Number	Dollar Value Of
			Of Shares	Shares That May
			Purchased As	Yet Be Purchased
			Part of Publicly	Under The Plans
	Total Number	Average Price	Announced	Or Programs
	Of Shares	Paid Per Share	Plans Or	(in millions)
Period	Purchased (i)	(ii)	Programs (i)	(i)
November 1, 2017 to November 30, 2017	—	$ —	—
December 1, 2017 to December 31, 2017	—	—	—
January 1, 2018 to January 31, 2018	66,747	49.18	66,747
Total	66,747	$49.18	66,747	$31.7

(i)

On May 31, 2016, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $75.0 million in the aggregate of our ordinary shares over a six-month period. On November 29, 2016, our Board of Directors extended the duration of the repurchase program until June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of January 31, 2018, we had repurchased an aggregate amount of $75.0 million of our ordinary shares, and we had approximately $31.7 million available to repurchase shares under the program through June 30, 2018.

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

Selected Consolidated Statements of Operations Data:

	Year Ended January 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Revenue	$295,402	$310,297	$316,373	$218,278	$157,608
Income from operations	$24,431	$60,363	$84,679	$51,861	$27,917
Net income	$18,852	$57,810	$76,508	$50,571	$25,654
Net income per share attributable to ordinary shareholders:
Basic	$0.57	$1.77	$2.42	$1.70	$0.93
Diluted	$0.55	$1.68	$2.27	$1.57	$0.85

Selected Consolidated Balance Sheet Data:

	As of January 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cash, cash equivalents and marketable securities	$434,591	$405,394	$307,893	$207,994	$143,394
Working capital	440,047	414,139	320,828	229,889	151,834
Total assets	546,649	512,271	410,615	284,284	183,307
Total liabilities	64,462	57,637	61,159	47,073	26,946
Total shareholders' equity	482,187	454,634	349,456	237,211	156,361

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We adopted this standard in the fourth quarter of fiscal year 2016 on a prospective basis. The adoption of this new guidance resulted in all deferred tax assets and liabilities being classified as noncurrent in the consolidated balance sheets as of January 31, 2016. The prior periods were not restated for this presentation standard.

Upon adoption of Accounting Standards Update No. 2015-05, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40), we account for a noncancelable on premise internal-use software license as the acquisition of an intangible asset and the incurrence of a liability to the extent that all or a portion of the software licensing fees are not paid on or before the license acquisition date. The intangible asset and related liability are recorded at net present value and interest expense is recorded over the payment term. As of January 31, 2018, there were $10.3 million of intangible assets, net of amortization expense, $4.3 million of current liabilities and $4.5 million of noncurrent liabilities related to these noncancelable internal-use software licenses recorded in the consolidated balance sheets.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content in wearable cameras, automotive cameras, Internet Protocol, or IP, security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs or drones, and virtual reality cameras, also referred to as 360° cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications. We are also developing solutions to address emerging markets, such as OEM automotive advanced driving assistance systems and robotics markets.

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

Fiscal Year 2018 Financial Highlights and Trends

•

We recorded revenue of $295.4 million in fiscal year 2018, a decrease of 4.8% as compared to fiscal year 2017. The decrease in revenue was primarily due to our major customer in the sports camera market, GoPro, Inc., or GoPro, incorporating a competing solution into one of its recently released mainstream camera models that significantly reduced our sales to GoPro in fiscal year 2018. Compared to fiscal year 2017, revenue from GoPro declined by 50.3% from $74.9 million in fiscal year 2017 to $37.2 million in fiscal year 2018. We believe our revenue from GoPro will continue to decline over the foreseeable future. The decrease was also attributable to a decline in revenues from Dajiang Innovation Technology Inc., or DJI, in the drone market as the customer’s product mix shifted to non-Ambarella based drones, as well as continued weakness from smaller consumer drone customers. The declined revenues in sports camera and drone markets were partially offset by strong revenue growth in the IP security, automotive and non-sports wearable camera markets. Revenue growth in the IP security camera market was primarily due to solid performance in the home security and monitoring camera market. In the automotive camera market, an increase in shipments of OEM automotive video recorders plus growth in shipments for the automotive aftermarket resulted in strong revenue growth in that market in fiscal year 2018.

•

We recorded operating income of $24.4 million, a decrease of 59.5% as compared to fiscal year 2017, primarily due to a decrease in gross margin, increased stock-based compensation expense, and increased research and development costs. The increase in research and development costs was primarily the result of increased headcount and costs associated with new SoC development and research and development efforts in the area of computer vision technology, principally for applications in the automotive market.

•

We generated cash flows from operating activities of $85.4 million in fiscal year 2018, as compared to $113.3 million in fiscal year 2017. The decreased cash flows from operating activities were primarily due to decreased net income as a result of decreased revenue and increased operating expenses adjusted for increased non-cash stock-based compensation expense. The decrease in cash flows from operating activities also was attributable to decreased liabilities associated with the timing of payments to suppliers and decreased deferred revenue. The decrease was partially offset by increased cash receipts associated with the timing of payments from our customers.

•

Our Board of Directors previously authorized a program to repurchase up to $75.0 million of our ordinary shares through June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. During the twelve months ended January 31, 2018, we repurchased 1,094,795 shares for approximately $54.8 million in cash. As of January 31, 2018, we had repurchased a total of 1,499,884 shares for approximately $75.0 million in cash. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares. As of January 31, 2018, approximately $31.7 million remained available for repurchases under the repurchase program through June 30, 2018.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Since that time, we have developed technologies to provide solutions for new markets as they emerged, such as the wearable, IP security, UAV and automotive camera markets. Since fiscal year 2013, the wearable sports and professional IP security markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that expansion into new markets is required to facilitate revenue growth and customer diversification. While we will continue to expand our end market exposure, such as to home security and monitoring cameras, non-sports wearable cameras, UAVs, automotive and virtual reality cameras, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Ability to Capitalize on Computer Vision Trends. We expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, wearable, UAV, automotive  and robotics markets. As a result, we believe that our ability to develop advanced computer vision technology, enable and support customer product development in emerging applications such as advanced driver-assistance systems, object detection, people recognition and machine learning, and gain customer acceptance of our technology platform and solutions, will be critical to our future success.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2018	2017	2016
	(dollars in thousands)
Revenue	$295,402	$310,297	$316,373
Cost of revenue	107,669	105,283	111,029
Gross profit	187,733	205,014	205,344
Operating expenses:
Research and development	115,510	101,205	82,927
Selling, general and administrative	47,792	43,446	37,738
Total operating expenses	163,302	144,651	120,665
Income from operations	24,431	60,363	84,679
Other income, net	1,298	518	530
Income before income taxes	25,729	60,881	85,209
Provision for income taxes	6,877	3,071	8,701
Net income	$18,852	$57,810	$76,508

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2018	2017	2016
Revenue	100%	100%	100%
Cost of revenue	36	34	35
Gross profit	64	66	65
Operating expenses:
Research and development	39	33	26
Selling, general and administrative	16	14	12
Total operating expenses	55	47	38
Income from operations	9	19	27
Other income, net	—	—	—
Income before income taxes	9	19	27
Provision for income taxes	2	1	3
Net income	7%	18%	24%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our distributors. Our SoC solutions have been used in the camera and infrastructure markets, although we expect the camera market will be the primary market for our solutions for the foreseeable future as the infrastructure market continues to decline due to delays in investments in network upgrades. We derive a substantial portion of our revenue from sales made indirectly through our distributor, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one OEM customer, GoPro.

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, cost of fabrication of mask sets for prototype products, and allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of computer vision technology, especially for the automotive market.

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

Other Income, Net

Other income consists primarily of interest income from deposits with financial institutions, interest income from investments in debt securities, net of interest expense incurred for intangible assets purchased and gains and losses from foreign currency transactions and remeasurements.

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

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law in the United States. The new tax legislation makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that are generally effective for taxable years beginning after December 31, 2017. We continue to evaluate the impacts of the legislation, as well as its applications to our business operations. Refer to Note 13, “Income Taxes”, of Notes to Consolidated Financial statements included in this report for details of our evaluation.

Comparison of the Fiscal Years Ended January 31, 2018, 2017 and 2016

Revenue

				Change
	Year Ended January 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$295,402	$310,297	$316,373	$(14,895)	(4.8)%	$(6,076)	(1.9)%

Revenue decreased for fiscal year 2018 compared to fiscal year 2017 primarily due to our major customer in the sports camera market, GoPro, incorporating a competing solution into one of its recently released mainstream camera models that significantly reduced our sales to GoPro in fiscal year 2018. Compared to fiscal year 2017, revenue from GoPro declined by 50.3% from $74.9 million in fiscal year 2017 to $37.2 million in fiscal year 2018. We believe our revenue from GoPro will continue to decline over the foreseeable future. The decrease was also attributable to a decline in revenues from DJI in the drone market as the customer’s product mix shifted to non-Ambarella based drones, as well as continued weakness from smaller consumer drone customers. The declined revenues in sports camera and drone markets were partially offset by strong revenue growth in the IP security, automotive and non-sports wearable camera markets. Revenue growth in the IP security camera market was primarily due to solid performance in the home security and monitoring camera market. In the automotive camera market, an increase in shipments of OEM automotive video recorders plus growth in shipments for the automotive aftermarket resulted in strong revenue growth in that market in fiscal year 2018. In fiscal year 2018, infrastructure revenue continued to declined as a percentage of total revenue from 2.4% in fiscal year 2017 to 1.6% in fiscal year 2018 due to continued weak market conditions in the United States and Europe as investment in network upgrades to the new H.265 video compression technology is delayed.

Revenue decreased for fiscal year 2017 compared to fiscal year 2016 primarily due to significant revenue decline in the wearable sports camera market in the first half of fiscal year 2017. The decreased revenue from the wearable sports camera market was partially offset by strong growth in the home security and monitoring, drone and the non-sports wearable markets in fiscal year 2017. In the professional IP security market, we experienced a decline in revenue in fiscal year 2017, predominantly from customers located in the China region. Although revenue from the automotive aftermarket, which is dominated by demand from Asia, was down from fiscal year 2016 due to declining business from China, revenue from recording systems installed as original equipment in automobiles helped offset the decline. In fiscal year 2017, infrastructure revenue declined as a percentage of total revenue from 3.0% in fiscal year 2016 to 2.4% in fiscal year 2017.

Cost of Revenue and Gross Margin

				Change
	Year Ended January 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$107,669	$105,283	$111,029	$2,386	2.3%	$(5,746)	(5.2)%
Gross profit	187,733	205,014	205,344	(17,281)	(8.4)%	(330)	(0.2)%
Gross margin	63.6%	66.1%	64.9%	—	(2.5)%	—	1.2%

Cost of revenue increased for fiscal year 2018 compared to fiscal year 2017 primarily due to an increase in the number of SoC shipments, though at lower gross margins. The increase was also attributable to approximately $2.9 million of cost benefit received in fiscal year 2017 from the recovery and sale of previously written down inventory that did not recur in fiscal year 2018.

Cost of revenue decreased for fiscal year 2017 compared to fiscal year 2016 primarily due to decreased revenue. The decrease was also attributable to cost reductions received from suppliers for certain SoCs that reached lifetime purchase volume milestones.

Gross margin decreased for fiscal year 2018 compared to fiscal year 2017 primarily due to an increase in the percentage of our total revenue that was derived from the lower gross margin IP security camera market combined with the decline in revenue from the higher gross margin sports camera and drone markets. We anticipate that gross margin will decrease over the next twelve months as the percentage of our total revenue from the consumer and professional IP security markets increases while the percentage of revenue from the wearable sports and drone camera markets declines.

Gross margin increased for fiscal year 2017 compared to fiscal year 2016 primarily due to approximately $2.9 million of benefits received from the recovery and sale of previously written down inventory as a result of historical yield loss in the manufacturing process. These benefits contributed approximately 1.0% of gross margin in fiscal year 2017. The increased gross margin was also attributable to a strong mix of products across the wearable sports camera, drone and automotive camera markets that generated gross margin improvements.

Research and Development

				Change
	Year Ended January 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$115,510	$101,205	$82,927	$14,305	14.1%	$18,278	22.0%

Research and development expense increased for fiscal year 2018 compared to fiscal year 2017 primarily due to the increase in engineering headcount associated with new SoC hardware and software development, principally in support of our computer vision technology for our current markets as well as new markets such as the automotive OEM and robotics markets. Our research and development engineering headcount increased to 519 at January 31, 2018 compared to 491 at January 31, 2017. The increased engineering headcount resulted in increases in salary related expenses of approximately $5.2 million in fiscal year 2018. The increased research and development expense was also attributable to additional stock-based compensation expense of approximately $4.8 million in fiscal year 2018, as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees, and performance stock program for executives. SoC development related costs increased by approximately $3.8 million for fiscal year 2018 due to the timing and number of chips in development.

Research and development expense increased for fiscal year 2017 compared to fiscal year 2016 primarily due to increases in engineering headcount and SoC development cost. Our research and development engineering headcount increased to 491 at January 31, 2017 compared to 460 at January 31, 2016. The increased engineering headcount resulted in increases in salary related expenses of approximately $3.7 million in fiscal year 2017. The increased salary related expenses were partially offset by approximately $0.8 million of one-time sign-on bonus and non-compete bonus for certain VisLab S.r.l., or VisLab, shareholder employees that were recorded in the second quarter of fiscal year 2016 that did not recur in fiscal year 2017. The increased research and development expense was also attributable to additional stock-based compensation expense of approximately $10.6 million for fiscal year 2017, as a result of the issuance of options, restricted stock, and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees, and performance stock program for executives. SoC development related costs increased by approximately $4.6 million due to new SoC development, especially in the automotive market.

Selling, General and Administrative

				Change
	Year Ended January 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$47,792	$43,446	$37,738	$4,346	10.0%	$5,708	15.1%

Selling, general and administrative expense increased for fiscal year 2018 compared to fiscal year 2017 primarily due to increased stock-based compensation expense of approximately $3.0 million as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and performance stock program for executives. The increase was also attributable to approximately $1.2 million of additional expenditures on outside professional services in fiscal year 2018 to support our business.

Selling, general and administrative expense increased for fiscal year 2017 compared to fiscal year 2016 primarily due to increased stock-based compensation expense. Stock-based compensation expense increased by approximately $6.7 million as a result of the issuance of options, restricted stock, and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and performance stock program for executives. The increase was partially offset by a decrease of approximately $0.7 million in expense for outside professional services in fiscal year 2017. The decreased outside professional service expense was primarily due to legal expenses incurred in fiscal year 2016 to support the VisLab acquisition that did not recur in fiscal year 2017.

Other Income, Net

				Change
	Year Ended January 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
Other income, net	$1,298	$518	$530	$780	150.6%	$(12)	(2.3)%

The increase in other income, net, for fiscal year 2018 compared to fiscal year 2017 was primarily due to approximately $579,000 of additional interest income from our deposits with financial institutions and approximately $498,000 of additional interest income from marketable security investments. The increase was partially offset by approximately $281,000 interest expense from software license liabilities.

The decrease in other income, net, for fiscal year 2017 compared to fiscal year 2016 was primarily due to approximately $344,000 of net loss from fluctuations in exchange rates in foreign currency transactions. The net loss was partially offset by approximately $316,000 of additional net interest income from marketable security investments as a result of increased investment in fiscal year 2017.

Provision for Income Taxes

				Change
	Year Ended January 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
Provision for income taxes	$6,877	$3,071	$8,701	$3,806	123.9%	$(5,630)	(64.7)%
Effective tax rate	27%	5%	10%	—	22%	—	(5)%

Income tax expense and effective tax rate increased in fiscal year 2018 as compared to fiscal year 2017 primarily due to an unfavorable change in our geographic mix of profits as well as an increase in deferred tax expense of $2.3M as a result of the decrease in the corporate tax rate from 35% to 21% associated with the enactment of the Tax Cuts and Job Act of 2017. The increase was also attributable to approximately $3.0 million increase in non-deductible stock-based compensation expense. These increases were offset by a $1.9 million reduction in the amount of tax expense recorded for changes in valuation allowance, as the Company’s valuation allowance did not change significantly in fiscal year 2018.

Income tax expense and effective tax rate decreased in fiscal year 2017 as compared to fiscal year 2016 primarily due to approximately $ 4.2 million less valuation allowance recorded on our U.S. federal research and development credit carryforwards in fiscal year 2017. The decrease was also attributable to approximately $3.3 million increase in tax benefits from excess stock-based compensation deductions following the adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, in the first quarter of fiscal year 2017.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$85,403	$113,314	$123,561
Net cash used in investing activities	(9,600)	(45,734)	(34,796)
Net cash provided by (used in) financing activities	(52,003)	(12,764)	9,000
Net increase in cash and cash equivalents	$23,800	$54,816	$97,765

Net Cash Provided by Operating Activities

Fiscal year 2018 compared to fiscal year 2017: Cash provided by operating activities decreased primarily due to decreased net income as a result of decreased revenue and increased operating expenses adjusted for increased non-cash stock-based compensation expense. The decrease in cash flows from operating activities also was attributable to decreased liabilities associated with the timing of payments to suppliers and decreased deferred revenue. The decrease was partially offset by increased cash receipts associated with the timing of payments from our customers.

Fiscal year 2017 compared to fiscal year 2016: Cash provided by operating activities decreased primarily due to decreased net income as a result of decreased revenue, adjusted for increased non-cash stock-based compensation expense. The decrease also was attributable to increased inventory purchases and decreased deferred revenue associated with the timing of inventory shipments by our distributors. The decrease was partially offset by increased liabilities associated with the timing of payments to suppliers.

Net Cash Used in Investing Activities

Fiscal year 2018 compared to fiscal year 2017: Net cash used in investing activities decreased primarily due to a reduction of approximately $40.7 million of investments in debt securities compared to the prior fiscal year. The decreased investment expenditure was partially offset by approximately $3.6 million of fewer cash receipts from the sale and maturity of debt securities and approximately $1.0 million of additional investment in property and equipment in fiscal year 2018 compared to the prior fiscal year.

Fiscal year 2017 compared to fiscal year 2016: Net cash used in investing activities increased primarily due to an additional $62.8 million investment in debt securities in fiscal year 2017. The increase was partially offset by the receipt of approximately $22.5 million in cash from sales and maturities of debt securities and $30.0 million of cash paid for the VisLab acquisition in the second quarter of fiscal year 2016 that did not recur in fiscal year 2017.

Net Cash Provided by (Used in) Financing Activities

Fiscal year 2018 compared to fiscal year 2017: Net cash used in financing activities increased primarily due to additional payments of $34.6 million in cash for the repurchase of our ordinary shares under our stock repurchase program, as well as additional payments of $4.3 million in cash for intangible assets, primarily software licenses, purchased in fiscal year 2018 compared to the prior fiscal year.

Fiscal year 2017 compared to fiscal year 2016: Net cash used in financing activities increased primarily due to the payment of $20.2 million in cash for the repurchase of our ordinary shares under our stock repurchase program in fiscal year 2017. The decrease was also attributable to approximately $1.6 million less in cash proceeds from option exercises in fiscal year 2017.

Stock Repurchase Program

Our Board of Directors previously authorized a program to repurchase up to $75.0 million of our ordinary shares through June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. As of January 31, 2018, we had repurchased a total of 1,499,884 shares for approximately $75.0 million in cash, and approximately $31.7 million remained available for repurchases under the program through June 30, 2018. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Sources of Liquidity

As of January 31, 2018 and 2017, we had cash, cash equivalents and marketable securities of approximately $434.6 million and $405.4 million, respectively. During the past three fiscal years, we invested a total of $100.0 million in highly liquid, short-term marketable securities. As of January 31, 2018, these securities had a fair value of approximately $101.7 million with insignificant unrealized losses caused by fluctuations in market value and interest rates. We hold these investments as available-for-sale securities and mark them to market.

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

Our short- term and long-term capital requirements will depend on many factors, including the following:

•	our ability to generate cash from operations;
•	our ability to control our costs;
•	our ability to expand our research and development of new technologies and products to address new markets and applications;
•	the emergence of competing or complementary technologies or products;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, or participating in litigation-related activities; and
•	our acquisition of complementary businesses, products and technologies.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2018:

	Payment Due by Period as of January 31, 2018
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facilities and other obligations under operating leases (1)	$7,223	$2,988	$3,396	$413	$426	$—
Technology licenses (2)	9,168	4,584	4,584	—	—	—
Purchase obligations (3)	24,256	24,256	—	—	—	—
Unrecognized tax benefits, including interest (4)	5,352	—	—	—	—	5,352
Total	$45,999	$31,828	$7,980	$413	$426	$5,352

(1)

Facilities and other obligations under operating leases primarily represent facilities with initial lease terms in excess of one year. They are located in Santa Clara (California), China, Hong Kong, and Japan. The lease for our Santa Clara headquarters has a seven-year term and terminates in fiscal year 2021. The lease for our Shanghai facility has a two-year term and terminates in fiscal year 2020. The lease for our Shenzhen facility has a three-year term and terminates in fiscal year 2019. The Hong Kong facility has a five-year term and terminates in fiscal year 2022. The lease for our Japan facility has a two-year term and terminates in fiscal year 2020.

(2)	Technology license obligations represent future cash payments for noncancelable internal-use software licenses which are used in product design.
(3)	Purchase obligations consist primarily of inventory purchase obligations with our independent contract manufacturers.
(4)

Unrecognized tax benefits, including interest, represent our liabilities for uncertain tax positions as of January 31, 2018. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain employees to align their interests with the interests of existing shareholders. We recognize that these stock-based awards will dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2018, we had a total of 3.7 million outstanding stock options and unvested restricted stock and restricted stock units, which will potentially dilute our earnings per share. This potential dilution will only result if outstanding options vest and are exercised and restricted stock and restricted stock units vest and are settled. As of January 31, 2018, 82% of our outstanding options had exercise prices less than the then market price of our ordinary shares on such date.

Off-Balance Sheet Arrangements

As of January 31, 2018, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Critical Accounting Policies and Significant Management Estimates

The preparation of audited consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. On an ongoing basis, we evaluate our estimates and assumptions, including those related to (i) the collectability of accounts receivable; (ii) write down of excess and obsolete inventories; (iii) intangible assets and goodwill; (iv) the estimated useful lives of long-lived assets; (v) impairment of long-lived assets and financial instruments; (vi) warranty obligations; (vii) the valuation of stock-based compensation awards and financial instruments; (viii) the probability of performance objectives achievement; (ix) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (x) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which we believe to be reasonable under the circumstances. We may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments, assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates:

Revenue Recognition

We generate revenue from the sales of our SoCs to OEMs or ODMs, either directly or through distributors. Revenue from sales directly to OEMs and ODMs is recognized upon shipment provided that persuasive evidence of an arrangement exists, legal title to the products and risk of ownership have transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. We have historically provided our distributors with the rights to return excess levels of inventory and to future price adjustments. Given the inability to reasonably estimate these price changes and returns, revenue and costs related to shipments to distributors are deferred until we have received notification from our distributors that they have sold our products. Information reported by our distributors includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to a distributor, we record a trade receivable as there is a legally enforceable right to receive payment, reduce inventory for the value of goods shipped as legal title has passed to the distributor and defer the related margin as deferred revenue in the consolidated balance sheets. Any price adjustments are recorded as a change to deferred revenue at the time the adjustments are agreed upon.

Arrangements with certain OEM customers provide for pricing that is dependent upon the end products into which our SoCs are used. These arrangements may also entitle us to a share of the product margin ultimately realized by the OEM. The minimum guaranteed amount of revenue related to the sale of products subject to these arrangements is recognized when all other elements of revenue recognition are met. Any amounts at the date of shipment invoiced in excess of the minimum guaranteed contract price are deferred until the additional amounts we are entitled to are fixed or determinable. Additional amounts earned by us resulting from margin sharing arrangements and determination of the end products into which the products are ultimately incorporated are recognized when end customer sales volume is reported to us. Revenue from margin sharing arrangements was not material for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

We also enter into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. We do not sell separately any of these components and do not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. Revenue from engineering service agreements was not material for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents. Investments that are highly liquid with original maturities at the time of purchase greater than three months are considered as marketable securities.

We classify these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive loss in the consolidated balance sheets. The amortization of premiums and accretion of discounts and the realized gains and losses are both recorded in other income, net in the consolidated statements of operations. We review our investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, we consider the following factors: 1) general market conditions, 2) the duration and extent to which the fair value is less than cost, 3) our intent and ability to hold the investment.

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

Inventory Valuation

We record inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Noncancelable Software License

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

Stock-Based Compensation

We measure stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognize that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. We determine the fair value of restricted stock and restricted stock units with service or performance conditions based on the fair market value of our ordinary shares on the grant date. We use the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. The expected term is calculated using the simplified method as prescribed in the guidance provided by the Securities and Exchange Commission, as neither relevant historical experience nor other relevant data are available to estimate future exercise behavior. The expected volatility is calculated based on the weighted average of historical volatilities of our own stock price and the share prices of similar companies that are publicly available for a period commensurate with the expected term. The risk-free interest rate is derived from an average of the U.S. Treasury constant maturity rates for the respective periods most closely commensurate with the expected term. The expected dividend yield is zero because we have not historically paid dividends and have no present intention to pay dividends. We use the Lattice pricing model and perform Monte Carlo Simulation to evaluate the fair value of awards with market condition, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term. Upon adoption of ASU 2016-09 in the first quarter of fiscal year 2017, we elect to account for forfeitures as they occur.

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

We had cash, cash equivalents and marketable securities totaling $434.6 million and $405.4 million at January 31, 2018 and 2017, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Supplementary Data (Unaudited)

The following table sets forth unaudited supplementary quarterly financial data for the two year period ended January 31, 2018. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair presentation of the data for the periods presented.

	For the Three Months Ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
	2018	2017	2017	2017	2017	2016	2016	2016
	(in thousands, except per share data)
Revenue	$70,575	$89,062	$71,630	$64,135	$87,508	$100,490	$65,142	$57,157
Cost of revenue	25,224	32,448	26,825	23,172	28,994	34,167	21,672	20,450
Gross profit	45,351	56,614	44,805	40,963	58,514	66,323	43,470	36,707
Operating expenses:
Research and development	31,574	29,796	27,538	26,602	27,129	25,967	23,643	24,466
Selling, general and administrative	12,386	11,700	11,962	11,744	11,302	10,686	10,565	10,893
Total operating expenses	43,960	41,496	39,500	38,346	38,431	36,653	34,208	35,359
Income from operations	1,391	15,118	5,305	2,617	20,083	29,670	9,262	1,348
Other income, net	602	319	224	153	188	132	171	27
Income before income taxes	1,993	15,437	5,529	2,770	20,271	29,802	9,433	1,375
Provision (benefit) for income taxes	732	3,713	2,226	206	1,921	757	801	(408)
Net income	$1,261	$11,724	$3,303	$2,564	$18,350	$29,045	$8,632	$1,783
Net income per share attributable to ordinary shareholders:
Basic	$0.04	$0.35	$0.10	$0.08	$0.56	$0.89	$0.27	$0.05
Diluted	$0.04	$0.34	$0.10	$0.07	$0.53	$0.84	$0.25	$0.05

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2018.

The effectiveness of our internal control over financial reporting as of January 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have a Code of Business Conduct and Ethics for all of our directors, officers and employees. We also have a Code of Ethics for Finance Team applicable to our Chief Executive Officer, Chief Financial Officer and other Senior Financial Officers. These documents are available on our website at http://investor.ambarella.com/corporate-governance. To date, there have been no waivers under our Code of Business Conduct and Ethics and Code of Ethics for Finance Team. We will post any amendments or waivers, if and when granted, of our Code of Business Conduct and Ethics and Code of Ethics for Finance Team on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The exhibits listed below in the accompanying “Exhibits Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ambarella, Inc. and its subsidiaries as of January 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2018

We have served as the Company’s auditor since 2008.

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,	January 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$346,672	$322,872
Marketable securities	87,919	82,522
Accounts receivable, net	31,294	38,596
Inventories	23,383	20,145
Restricted cash	9	8
Prepaid expenses and other current assets	4,006	4,392
Total current assets	493,283	468,535
Property and equipment, net	6,449	4,988
Deferred tax assets, non-current	3,642	5,774
Intangible assets, net	14,417	4,149
Goodwill	26,601	26,601
Other non-current assets	2,257	2,224
Total assets	$546,649	$512,271
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	19,815	19,955
Accrued and other current liabilities	32,178	26,448
Income taxes payable	936	568
Deferred revenue, current	307	7,425
Total current liabilities	53,236	54,396
Other long-term liabilities	11,226	3,241
Total liabilities	64,462	57,637
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2018 and January 31, 2017, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at January 31, 2018 and January 31, 2017, respectively; 33,489,614 shares issued and outstanding at January 31, 2018; 33,369,032 shares issued and outstanding at January 31, 2017	15	15
Additional paid-in capital	221,186	212,276
Accumulated other comprehensive loss	(279)	(70)
Retained earnings	261,265	242,413
Total shareholders’ equity	482,187	454,634
Total liabilities and shareholders' equity	$546,649	$512,271

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2018	2017	2016
Revenue	$295,402	$310,297	$316,373
Cost of revenue	107,669	105,283	111,029
Gross profit	187,733	205,014	205,344
Operating expenses:
Research and development	115,510	101,205	82,927
Selling, general and administrative	47,792	43,446	37,738
Total operating expenses	163,302	144,651	120,665
Income from operations	24,431	60,363	84,679
Other income, net	1,298	518	530
Income before income taxes	25,729	60,881	85,209
Provision for income taxes	6,877	3,071	8,701
Net income	$18,852	$57,810	$76,508
Net income per share attributable to ordinary shareholders:
Basic	$0.57	$1.77	$2.42
Diluted	$0.55	$1.68	$2.27
Weighted-average shares used to compute net income per share attributable to ordinary shareholders:
Basic	33,224,803	32,671,221	31,633,936
Diluted	34,583,150	34,327,724	33,755,709

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended January 31,
	2018	2017	2016
Net income	$18,852	$57,810	$76,508
Other comprehensive loss, net of tax:
Unrealized losses on investments	(209)	(63)	(6)
Other comprehensive loss, net of tax	(209)	(63)	(6)
Comprehensive income	$18,643	$57,747	$76,502

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance--January 31, 2015	30,837,529	$14	$140,564	$(1)	$96,634	$237,211
Exercise of stock options	567,888	1	5,175	—	—	5,176
Restricted stock awards granted	84,239	—	—	—	—	—
Vesting of restricted stock units	764,517	—	—	—	—	—
Employee stock purchase plan	79,186	—	3,100	—	—	3,100
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	31,094	—	—	31,094
Excess income tax benefit associated with stock-based compensation	—	—	(3,627)		—	(3,627)
Net unrealized losses on investments - net of taxes	—	—	—	(6)	—	(6)
Net income	—	—	—	—	76,508	76,508
Balance--January 31, 2016	32,333,359	15	176,306	(7)	173,142	349,456
Cumulative effect of change in accounting principle	—	—	227	—	11,461	11,688
Exercise of stock options	235,923	—	3,230	—	—	3,230
Restricted stock awards granted	184,155	—	—	—	—	—
Vesting of restricted stock units	894,710	—	—	—	—	—
Employee stock purchase plan	125,974	—	4,034	—	—	4,034
Stock repurchase	(405,089)	—	(20,183)	—	—	(20,183)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	48,832	—	—	48,832
Excess income tax benefit associated with stock-based compensation	—	—	(170)	—	—	(170)
Net unrealized losses on investments - net of taxes	—	—	—	(63)	—	(63)
Net income	—	—	—	—	57,810	57,810
Balance--January 31, 2017	33,369,032	15	212,276	(70)	242,413	454,634
Exercise of stock options	175,187	—	2,191	—	—	2,191
Vesting of restricted stock units	932,454	—	—	—	—	—
Employee stock purchase plan	107,736	—	4,646	—	—	4,646
Stock repurchase	(1,094,795)	—	(54,788)	—	—	(54,788)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	56,861	—	—	56,861
Net unrealized losses on investments - net of taxes	—	—	—	(209)	—	(209)
Net income	—	—	—	—	18,852	18,852
Balance--January 31, 2018	33,489,614	$15	$221,186	$(279)	$261,265	$482,187

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$18,852	$57,810	$76,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,789	1,535	1,590
Amortization of intangible assets	2,981	50	16
Amortization/accretion of marketable securities	172	246	525
Stock-based compensation	56,861	48,832	31,094
Other non-cash items, net	164	83	155
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,302	812	1,262
Inventories	(3,238)	(1,978)	3,627
Prepaid expenses and other current assets	379	(216)	(572)
Deferred tax assets	2,132	853	1,291
Other non-current assets	(33)	(107)	(114)
Accounts payable	(140)	5,780	(6,880)
Accrued liabilities	1,430	2,069	4,189
Income taxes payable	368	(219)	244
Deferred tax liabilities	(40)	(89)	43
Deferred revenue	(7,026)	(2,652)	4,939
Other long-term liabilities	3,450	505	5,644
Net cash provided by operating activities	85,403	113,314	123,561
Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(29,905)
Purchase of investments	(74,863)	(115,546)	(52,786)
Sales of investments	10,900	31,078	17,732
Maturities of investments	58,050	41,435	32,248
Purchase of property and equipment	(3,687)	(2,701)	(2,085)
Net cash used in investing activities	(9,600)	(45,734)	(34,796)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	7,091	7,419	9,000
Stock repurchase	(54,788)	(20,183)	—
Payment for intangible assets	(4,306)	—	—
Net cash provided by (used in) financing activities	(52,003)	(12,764)	9,000
Net increase in cash and cash equivalents	23,800	54,816	97,765
Cash and cash equivalents at beginning of period	322,872	268,056	170,291
Cash and cash equivalents at end of period	$346,672	$322,872	$268,056
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$845	$2,070	$1,618
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to intangible and fixed assets purchases	$9,008	$481	$43

See accompanying notes to consolidated financial statements

AMBARELLA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the “Company”) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power, high-definition (HD) and Ultra HD video compression and image processing solutions, and computer vision solutions. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrate high-definition video processing, image processing, analysis, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption. Currently the Company is combining advanced computer vision technology with its state-of-the-art video to enable the next generation of intelligent cameras, advanced driver assistance systems (ADAS) and autonomous vehicles.

The Company sells its solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally.

Basis of Consolidation

The Company’s fiscal year ends on January 31. The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) the collectability of accounts receivable; (ii) write down of excess and obsolete inventories; (iii) intangible assets and goodwill; (iv) the estimated useful lives of long-lived assets; (v) impairment of long-lived assets and financial instruments; (vi) warranty obligations; (vii) the valuation of stock-based compensation awards and financial instruments; (viii) the probability of performance objectives achievement; (ix) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions; and (x) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The Company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments, assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

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

A substantial portion of the Company’s revenue is derived from sales through its distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, and through one direct OEM customer, GoPro Inc., or GoPro. Termination of the relationships with these two customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these two customers could impair their abilities to make timely payment to the Company. See Note 15 for additional information regarding concentration with these two customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. The cash equivalents and marketable securities consist primarily of money market funds, asset-backed securities, commercial paper, U.S. government securities and debt securities of corporations which management assesses to be highly liquid, in order to limit the exposure of each investment. The Company does not hold or issue financial instruments for trading purposes.

The Company performs ongoing credit evaluation of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness. The Company regularly monitors collections and payments from its customers.

Foreign Currency Transactions

The U.S. dollar is the functional currency for the Company and its subsidiaries. Monetary assets and liabilities denominated in non-U.S. currencies are re-measured to U.S. dollars using current exchange rates in effect at the balance sheet date. Nonmonetary assets and liabilities are re-measured to U.S. dollars using historical exchange rates. Monetary and other accounts are re-measured to U.S. dollars using average exchange rates in effect during each period. Gains or losses from foreign currency re-measurement are included in other income, net in the consolidated statements of operations, and, to date, have not been material.

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

The Company classifies these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive loss in the consolidated balance sheets. The amortization of premiums and accretion of discounts and the realized gains and losses are both recorded in other income, net in the consolidated statements of operations. The Company reviews its investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, the Company considers the following factors: 1) general market conditions, 2) the duration and extent to which the fair value is less than cost, 3) the Company’s intent and ability to hold the investment.

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

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not include finance charges. The Company performs ongoing credit evaluation of its customers and generally requires no collateral. The Company assesses the need for allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments by considering factors such as historical collection experience, credit quality, aging of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. There were no material write-offs of accounts receivable for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. There was no material allowance for doubtful accounts recorded as of January 31, 2018 and 2017, respectively.

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

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

Internal-Use Software

The Company capitalizes certain software that is developed solely for internal use. The capitalization costs include charges from services provided to develop software during the application development stage, costs incurred to obtain software, and certain costs from employees who are directly associated with and who directly devote time to the project. The capitalization begins when the preliminary project stage is completed and ceases no later than the point at which the project is substantially complete and ready for its intended use after all substantial testing is completed. The internal-use software is amortized over its estimated useful life. Repairs and maintenance are charged to expense as incurred.

Noncancelable Software License

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

Goodwill and In-Process Research and Development

The Company does not amortize goodwill. Acquired in-process research and development, or IPR&D, is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of January 31, 2018, there was no IPR&D amortized.

Impairment of Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Determination of recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. There has been no occurrence of events to date that would trigger an impairment analysis. As such, no impairment charge has been recognized as of January 31, 2018.

The Company tests the goodwill for impairment at least annually in the fourth fiscal quarter, or sooner whenever events or changes in circumstances indicate that the asset may be impaired. The Company has a single reporting unit for goodwill impairment test purposes based on its business and reporting structure. No goodwill impairment has been identified to date.

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

Revenue Recognition

The Company generates revenue from the sales of its SoCs to OEMs or ODMs, either directly or through distributors. Revenue from sales directly to OEMs and ODMs is recognized upon shipment provided that persuasive evidence of an arrangement exists, legal title to the products and risk of ownership have transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company has historically provided its distributors with the rights to return excess levels of inventory and to future price adjustments. Given the inability to reasonably estimate these price changes and returns, revenue and costs related to shipments to distributors are deferred until the Company has received notification from its distributors that they have sold the Company’s products. Information reported by the Company’s distributors includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to a distributor, the Company records a trade receivable as there is a legally enforceable right to receive payment, reduces inventory for the value of goods shipped as legal title has passed to the distributor and defers the related margin as deferred revenue in the consolidated balance sheets. Any price adjustments are recorded as a change to deferred revenue at the time the adjustments are agreed upon.

Arrangements with certain OEM customers provide for pricing that is dependent upon the end products into which the Company’s SoCs are used. These arrangements may also entitle the Company to a share of the product margin ultimately realized by the OEM. The minimum guaranteed amount of revenue related to the sale of products subject to these arrangements is recognized when all other elements of revenue recognition are met. Any amounts at the date of shipment invoiced in excess of the minimum guaranteed contract price are deferred until the additional amounts the Company is entitled to are fixed or determinable. Additional amounts earned by the Company resulting from margin sharing arrangements and determination of the end products into which the products are ultimately incorporated are recognized when end customer sales volume is reported to the Company. Revenue from margin sharing arrangements was not material for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

The Company also enters into engineering service agreements with certain customers. These agreements may include multiple deliverables, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. The Company does not sell separately any of these components and does not have Vendor Specific Objective Evidence, or VSOE, for the deliverables. Accordingly, revenues from these agreements are deferred for any amounts billed until delivery of all the elements. If the agreements include PCS, the revenues are recognized ratably over the estimated supporting periods. Revenues from engineering service agreements was not material for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Warranty Costs

The Company typically provides warranty on its products. The Company accrues for the estimated warranty costs at the time when revenue is recognized. The warranty accruals are regularly monitored by management based upon historical experience and any specifically identified failures. While the Company engages in extensive product quality assessment, actual product failure rates, material usage or service delivery costs could differ from estimates and revisions to the estimated warranty liability would be required. As of January 31, 2018 and 2017, there was approximately $1.8 million and $0.5 million of warranty accruals recorded in the consolidated balance sheets, respectively.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs, travel and trade show costs, legal expenses, other professional services and occupancy costs. Advertising expenses were not material for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent payment is recorded as deferred rent and is included in accrued liabilities in the consolidated balance sheets.

Stock-Based Compensation

The Company measures stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognizes that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. The Company determines the fair value of restricted stock and restricted stock units with service or performance conditions based on the fair market value of its ordinary shares on the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. The expected term is calculated using the simplified method as prescribed in the guidance provided by the Securities and Exchange Commission, as neither relevant historical experience nor other relevant data are available to estimate future exercise behavior. The expected volatility is calculated based on the weighted average of historical volatilities of its own stock price and the share prices of similar companies that are publicly available for a period commensurate with the expected term. The risk-free interest rate is derived from an average of the U.S. Treasury constant maturity rates for the respective periods most closely commensurate with the expected term. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company uses the Lattice pricing model and performs Monte Carlo Simulation to evaluate the fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term. Upon adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the first quarter of fiscal year 2017, the Company elects to account for forfeitures as they occur.

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

The Company applies authoritative guidance for the accounting for uncertainty in income taxes. The guidance requires that tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. Upon estimating its tax positions and tax benefits, the Company considers and evaluates numerous factors, which may require periodic adjustments and which may not reflect the final tax liabilities. The Company adjusts its financial statements to reflect only those tax positions that are more likely than not to be sustained under examination.

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

In assessing whether deferred tax assets may be realized, the Company considers whether it is more likely than not that some portion or all of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new revenue recognition guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued several updates to the guidance. The new revenue guidance may be adopted by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in the beginning of retained earnings as of the date of adoption. The Company elects to adopt the new guidance using the modified retrospective method. Under this transition method, the Company elects to apply this new guidance only to contracts that are not completed at the adoption date. For contracts that were modified before the adoption date, the Company elects to reflect the aggregate effect of all modifications that occur before the adoption date when identifying performance obligations, determining the transaction price, and allocating the transaction price to performance obligations. The most significant impacts of this new guidance for the Company relate to the determination of transaction price and the timing of revenue recognition for transactions with its distributors. As a result, the Company will recognize product revenue upon shipment and transfer of control to distributors (known as “sell-in” revenue recognition) rather than shipment to the end customers (known as “sell-through” revenue recognition) based on its estimate of the consideration it expects to receive. The Company also elects to exclude amounts collected from customers for all sales taxes from the transaction price. The impact of this change upon adoption was not material. Furthermore, the Company has made investments and will continuously invest in system design, changing processes and designing operational and internal control structures in order to meet the new standard requirements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to permit entities to have the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. The FASB also gives entities the option to apply the guidance retrospectively or in the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption in any period is permitted. The Company does not make such election and believes that the adoption of this new guidance will not have an impact on its financial position and disclosures.

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

	As of January 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$13,788	$—	$—	$13,788
Commercial paper	5,480	—	—	5,480
Corporate bonds	53,175	—	(196)	52,979
Asset-backed securities	11,048	—	(44)	11,004
U.S. government securities	18,495	—	(39)	18,456
Total cash equivalents and marketable securities	$101,986	$—	$(279)	$101,707

	As of January 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,328	$—	$—	$8,328
Demand deposits	10,000			$10,000
Commercial paper	4,784	—	—	4,784
Corporate bonds	42,713	6	(41)	42,678
Asset-backed securities	11,686	1	(12)	11,675
U.S. government securities	23,409	6	(30)	23,385
Total cash equivalents and marketable securities	$100,920	$13	$(83)	$100,850

	As of
	January 31, 2018	January 31, 2017
	(in thousands)
Included in cash equivalents	$13,788	$18,328
Included in marketable securities	87,919	82,522
Total cash equivalents and marketable securities	$101,707	$100,850

The contractual maturities of the investments at January 31, 2018 and 2017 were as follows:

	As of
	January 31, 2018	January 31, 2017
	(in thousands)
Due within one year	$63,476	$76,992
Due within one to two years	38,231	23,858
Total cash equivalents and marketable securities	$101,707	$100,850

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of January 31, 2018 and 2017, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of January 31, 2018 and 2017, respectively:

	As of January 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$13,788	$13,788	$—	$—
Commercial paper	5,480	—	5,480	—
Corporate bonds	52,979	—	52,979	—
Asset-backed securities	11,004	—	11,004	—
U.S. government securities	18,456	—	18,456	—
Total cash equivalents and marketable securities	$101,707	$13,788	$87,919	$—

	As of January 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,328	$8,328	$—	$—
Demand deposits	10,000	10,000
Commercial paper	4,784	—	4,784	—
Corporate bonds	42,678	—	42,678	—
Asset-backed securities	11,675	—	11,675	—
U.S. government securities	23,385	—	23,385	—
Total cash equivalents and marketable securities	$100,850	$18,328	$82,522	$—

3. Inventories

Inventories at January 31, 2018 and 2017 consisted of the following:

	As of January 31,
	2018	2017
	(in thousands)
Work-in-progress	$12,073	$10,105
Finished goods	11,310	10,040
Total	$23,383	$20,145

         The increase in inventory as of January 31, 2018 was primarily to support the launch of new SoCs.

4. Property and Equipment, net

Depreciation expense was approximately $1.8 million, $1.5 million and $1.6 million for the years ended January 31, 2018, 2017 and 2016, respectively. Property and equipment at January 31, 2018 and 2017 consisted of the following:

	As of January 31,
	2018	2017
	(in thousands)
Computer equipment and software	$8,611	$6,798
Machinery and equipment	4,761	3,405
Furniture and fixtures	917	797
Leasehold improvements	2,092	1,672
Construction in progress	—	755
	16,381	13,427
Less: accumulated depreciation and amortization	(9,932)	(8,439)
Total property and equipment, net	$6,449	$4,988

5. Intangible Assets

The intangible assets primarily consist of $4.1 million of IPR&D from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $10.3 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of January 31, 2018, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

During the twelve months ended January 31, 2018, the Company entered into certain internal-use noncancelable software license agreements in which the Company committed to pay an aggregate amount of $13.9 million through January 2020. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of January 31, 2018, $4.3 million was recorded in accrued and other current liabilities and $4.5 million was recorded in other long-term liabilities in the consolidated balance sheets.

The carrying amounts of intangible assets as of January 31, 2018 and 2017 were as follows:

	As of January 31, 2018			As of January 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software license	13,404	(3,087)	10,317	155	(106)	49
Total acquired intangible assets	$17,504	$(3,087)	$14,417	$4,255	$(106)	$4,149

The amortization expense related to these software licenses was approximately $3.0 million for the fiscal year ended January 31, 2018 but was not material for the fiscal years ended January 31, 2017 and 2016, respectively. The expected annual amortization expense related to these software licenses as of January 31, 2018 is as follows:

As of
January 31, 2018
Fiscal Year	(in thousands)
2019	$4,569
2020	4,473
2021	1,275
2022	—
2023	—
Thereafter	—
Total future amortization expenses:	$10,317

There were no intangible asset impairments for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

6. Goodwill

          On June 25, 2015, the Company completed the acquisition of VisLab, a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. There were no goodwill impairments for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities at January 31, 2018 and 2017 consisted of the following:

	As of January 31,
	2018	2017
	(in thousands)
Accrued employee compensation	$15,977	$14,685
Accrued warranty	1,750	500
Accrued rebates	584	972
Accrued product development costs	6,669	7,605
Software license liabilities, current	4,346	—
Other accrued liabilities	2,852	2,686
Total accrued and other current liabilities	$32,178	$26,448

8. Deferred Revenue, Current

Deferred revenue and related cost at January 31, 2018 and 2017 consisted of the following:

	As of January 31,
	2018	2017
	(in thousands)
Deferred revenue on product shipments	$36	$7,725
Deferred revenue from licenses & services	271	1,748
Deferred cost of revenue on product shipments	—	(2,048)
Total deferred revenue, net	$307	$7,425

          The decrease in deferred revenue on product shipments and related cost at January 31, 2018 was primarily due to the timing of shipments from the Company’s distributors.

9. Other Long-Term Liabilities

Other long-term liabilities at January 31, 2018 and 2017 consisted of the following:

	As of January 31,
	2018	2017
	(in thousands)
Unrecognized tax benefits, including interest	$5,352	$1,905
Deferred tax liabilities, non-current	1,293	1,333
Software license liabilities, non-current	4,484	—
Other long-term liabilities	97	3
Total other long-term liabilities	$11,226	$3,241

The increase in unrecognized tax benefits at January 31, 2018 was primarily due to tax positions related to certain transfer pricing arrangements.

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no shares issued and outstanding as of January 31, 2018 and 2017, respectively.

Ordinary shares

200,000,000 ordinary shares were authorized at January 31, 2018 and 2017, respectively. As of January 31, 2018 and 2017, the following ordinary shares were reserved for future issuance:

	As of January 31,
	2018	2017
Shares reserved for options, restricted stock and restricted stock units	5,561,653	5,167,688
Shares reserved for employee stock purchase plan	1,561,841	1,252,465

Shares repurchased

On May 31, 2016, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s ordinary shares through June 30, 2017. On May 31, 2017, the Company’s Board of Directors authorized the additional repurchase of up to $50.0 million of the Company’s ordinary shares over a twelve-month period commencing July 1, 2017. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were 1,094,795 shares repurchased during the twelve months ended January 31, 2018 for approximately $54.8 million in cash and there were 405,089 shares repurchased during the twelve months ended January 31, 2017 for approximately $20.2 million in cash. As of January 31, 2018, a total of 1,499,884 shares have been repurchased for approximately $75.0 million in cash and recorded as a reduction to equity. As of January 31, 2018, there was approximately $31.7 million available for repurchases under the repurchase program through June 30, 2018.

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

Vesting schedules for other service condition, market condition or performance condition awards vary and are subject to approval by the board of directors; provided that the performance condition associated awards shall not vest at all until the performance conditions are achieved and are subject to the award’s holders continuing to provide services to the Company through such vesting dates. The performance condition awards are automatically forfeited in their entirety, without any cost to or action by the Company, if there has been no achievement of the performance. The holders of restricted stock have voting power and other rights with respect to such shares, provided, however, that such shares are held in escrow and subject to forfeiture until the shares vested.

On February 1, 2017 and February 1, 2016, the Company added 1,501,606 and 1,455,001 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

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

On February 1, 2017 and February 1, 2016, the Company added 417,112 and 404,166 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Stock-based compensation:
Cost of revenue	$1,306	$1,078	$657
Research and development	34,575	29,729	19,082
Selling, general and administrative	20,980	18,025	11,355
Total stock-based compensation	$56,861	$48,832	$31,094

As of January 31, 2018, total unrecognized compensation cost related to unvested stock options was $6.4 million and is expected to be recognized over a weighted-average period of 2.21 years. Total unrecognized compensation cost related to unvested restricted stock units was $100.1 million and is expected to be recognized over a weighted-average period of 2.72 years. Total unrecognized compensation cost related to unvested restricted stock awards was $3.3 million and is expected to be recognized over a weighted-average period of 1.08 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2018	2017	2016
Stock Options:
Volatility	53%	38%	57%
Risk-free interest rate	2.08%	1.59%	1.74%
Expected term (years)	6.08	6.00	6.08
Dividend yield	0%	0%	0%
Employee stock purchase plan awards:
Volatility	44%	54%	63%
Risk-free interest rate	1.03%	0.51%	0.21%
Expected term (years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%

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

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2015	2,281,909	$13.00
Granted	179,700	71.36	$38.81
Exercised	(567,888)	9.11		$37,603
Forfeited	(40,331)	35.65
Outstanding at January 31, 2016	1,853,390	19.36
Granted	110,500	47.82	$18.76
Exercised	(235,923)	13.69		$10,788
Forfeited	(16,708)	55.07
Expired	(7,735)	14.19
Outstanding at January 31, 2017	1,703,524	21.66
Granted	132,250	54.66	$28.28
Exercised	(175,187)	12.50		$7,446
Forfeited	(27,721)	56.97
Expired	(21,522)	36.31
Outstanding at January 31, 2018	1,611,344	$24.56			4.63	$45,868
Exercisable at January 31, 2018	1,351,181	$18.91			3.93	$44,868

 The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares was $50.40 on January 31, 2018, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2015	1,980,448	$26.82
Granted	1,314,387	66.14
Vested	(769,779)	27.82
Forfeited	(29,568)	42.11
Unvested at January 31, 2016	2,495,488	47.04
Granted	676,598	67.68
Vested	(955,230)	39.28
Forfeited	(41,183)	52.49
Unvested at January 31, 2017	2,175,673	56.76
Granted	1,052,235	47.11
Vested	(1,006,130)	47.55
Forfeited	(118,497)	54.72
Unvested at January 31, 2018	2,103,281	$56.45

Total fair value as of the respective vesting dates of restricted stock and restricted stock units vested for the fiscal years ended January 31, 2018, 2017 and 2016 was approximately $52.1 million, $51.1 million, and $59.2 million, respectively. As of January 31, 2018, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $106.0 million.

12. Net Income Per Ordinary Share

The following table sets forth the computation of basic and diluted net income per ordinary share for the periods indicated:

	Year Ended January 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Numerator:
Net income	$18,852	$57,810	$76,508
Less: amount allocable to unvested early exercised options	—	—	—
Net income allocable to ordinary shareholders - basic	$18,852	$57,810	$76,508
Undistributed earnings reallocated to ordinary shareholders	—	—	—
Net income allocable to ordinary shareholders - diluted	$18,852	$57,810	$76,508
Denominator:
Weighted-average ordinary shares outstanding	33,224,803	32,671,221	31,633,992
Less: weighted-average unvested early exercised options subject to repurchase	—	—	(56)
Weighted-average ordinary shares - basic	33,224,803	32,671,221	31,633,936
Effect of dilutive securities:
Employee stock options	961,797	1,080,864	1,245,341
Restricted stock and restricted stock units	390,145	565,068	865,863
Employee stock purchase plan	6,405	10,571	10,569
Weighted-average ordinary shares - diluted	34,583,150	34,327,724	33,755,709
Net income per ordinary share:
Basic	$0.57	$1.77	$2.42
Diluted	$0.55	$1.68	$2.27

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2018	2017	2016
Options to purchase ordinary shares	280,907	343,936	109,958
Restricted stock and restricted stock units	907,208	891,952	163,994
Employee stock purchase plan	15,506	14,651	9,073
Early exercised options subject to repurchase	—	—	56
	1,203,621	1,250,539	283,081

13. Income Taxes

Income before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
U.S. operations	$2,683	$3,092	$3,190
Non-U.S. operations	23,046	57,789	82,019
Income before income taxes	$25,729	$60,881	$85,209

Income tax provision consisted of the following for the periods indicated:

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Current:
U.S. federal tax	$3,321	$818	$5,273
U.S. state taxes	4	(212)	541
Non-U.S. foreign taxes	1,435	1,454	1,874
	4,760	2,060	7,688
Deferred:
U.S. federal tax	2,185	1,174	1,050
U.S. state taxes	—	—	—
Non-U.S. foreign taxes	(68)	(163)	(37)
	2,117	1,011	1,013
Provision for income taxes	$6,877	$3,071	$8,701

The Company consists of a Cayman Islands parent company with various foreign and U.S. Subsidiaries. The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. Under the current laws of the Cayman Islands, the Company is not subject to tax on its income. For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, a notional U.S. 33.8%, 34.0% and 34.0% rates are applied to pretax income as a result of the following for the periods indicated, respectively:

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Provision at U.S. notional statutory rate	$8,699	$20,700	$28,971
U.S. state taxes	2	(216)	541
Non-U.S. foreign tax differential	(6,424)	(18,357)	(26,253)
Stock-based compensation	4,645	1,605	2,896
U.S. R&D credit	(2,408)	(2,226)	(3,517)
Valuation allowance	(1)	1,901	6,090
Change in tax rate	2,252	—	—
Other	112	(336)	(27)
Provision for income taxes	$6,877	$3,071	$8,701

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the United States. The new tax legislation contains several provisions that will impact the Company, including the reduction of the corporate income tax rate from 35% to 21%, acceleration of business asset expensing, and a reduction in the amount of executive pay that may qualify as a tax deduction, among others. The Tax Act’s new international rules, including the Global Intangible Low-Taxed Income (“GILTI”), the Base Erosion Anti-Avoidance Tax (“BEAT”), and the mandatory repatriation tax imposed on U.S. companies with certain foreign subsidiaries (the “Transition Tax”) are not expected to be applicable to the Company. However, these assessments are based on preliminary review and analysis of the Tax Act and are subject to change as the Company continues to evaluate these highly complex rules as additional interpretive guidance is issued. The decrease in the corporate income tax rate required the Company to remeasure its U.S. deferred tax assets and liabilities.  The Company revalued its net deferred tax assets at December 22, 2017, which resulted in a decrease of deferred tax assets of $1.9 million and a corresponding increase in deferred tax expense.

Due to the complexities of the new tax legislation, the Securities and Exchange Commission staff (“SEC Staff”) recognized that entities may not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Act in the reporting period that includes the date of enactment.   Under SAB 118, an entity would use something similar to the measurement period in a business combination. That is, to the extent an entity can complete the income tax accounting effects of the Act, the completed amount is reported (“Bucket 1”). For matters that have not been completed, the entity would either (1) recognize provisional amounts to the extent that they are reasonably estimable and adjust them over time as more information becomes available (“Bucket 2”) or (2) for any specific income tax effects of the Act for which a reasonable estimate cannot be determined, continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the Act was signed into law (i.e., the entity would not adjust current or deferred taxes for those tax effects of the Act until a reasonable estimate can be determined) (“Bucket 3”).

The measurement period begins in the period of enactment and ends when the entity obtained, prepared, and analyzed the information needed to complete the accounting requirements under ASC 740; however, the measurement period should not extend beyond one year from the enactment date.  As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we will make adjustments to the provisional amounts. The Company expects to complete its analysis within the measurement period, which is no more than one year beyond the enactment date.

In connection with our initial analysis of the impact of the Tax Act, we have recorded provisional estimates in the period ended January 31, 2018 for the following: the revaluation of deferred tax assets and liabilities to reflect the 21 percent corporate tax rate, whether to elect to expense or depreciate new capital equipment, and the US state tax impact to the aforementioned items. The company has made reasonable estimates for each of these items; however it may be affected by other analyses related to the 2017 Act, including but not limited to, any deferred adjustments related to the filing of the Company’s 2017 federal and state tax returns and further guidance yet to be issued.

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2018 and 2017 were as follows:

	As of January 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Federal and state credits	$18,176	$14,782
Expenses not currently deductible	1,213	2,381
Stock-based compensation	2,899	3,561
Foreign deferred	229	161
Gross deferred tax assets	22,517	20,885
Valuation allowance	(18,538)	(15,061)
Total deferred tax assets	$3,979	$5,824
Deferred tax liabilities
Property and equipment	(1,655)	(1,383)
Foreign deferred	—	—
Net deferred tax assets	$2,324	$4,441

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additional	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2018	$15,061	3,477	—	—	$18,538
Year ended January 31, 2017	$12,072	2,989	—	—	$15,061
Year ended January 31, 2016	$3,996	8,076	—	—	$12,072

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, Italy and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2018 would be $6.2 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $51.0 million at January 31, 2018.

As of January 31, 2018 and 2017, the Company had deferred tax assets (net of deferred tax liabilities) before valuation allowance, of $20.8 million and $19.5 million, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain.

The Company also has Federal and California state research and development credit carryforwards of approximately $13.8 million and $17.1 million, respectively, at January 31, 2018. The Federal credits begin to expire in fiscal year 2033. The California credits can be carried forward indefinitely.

The Company reports its U.S. state deferred tax assets and related valuation allowance, net of the U.S federal tax rate of 21%. As of January 31, 2018, the Company has recorded a valuation allowance of $18.5 million against all of its U.S. federal research credit and all U.S. state deferred tax assets due to uncertainty regarding the future utilization of these deferred tax assets.

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

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2018, the Company had approximately $34.1 million in unrecognized tax benefits, $22.5 million of which would affect the Company’s effective tax rate if recognized. The Company had reductions for tax positions in prior years of $11.3 million related to the effect of the corporate tax rate deduction from 35% to 21% as a result of the enactment of the Tax Act described above. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Beginning balance:	$37,977	$30,211	$4,671
Additions based on tax positions related to the current year	7,892	7,830	17,169
Additions for tax positions of prior years	28	911	8,810
Reductions for tax positions in prior years	(11,313)	—	(37)
Settlements for prior periods	—	—	—
Lapse of applicable statute of limitations	(467)	(975)	(402)
Ending balance:	$34,117	$37,977	$30,211

The Company classified $5.2 million and $1.8 million of income tax liabilities as other long term liabilities as of January 31, 2018 and 2017, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded $37,000 of interest expense and penalties related to uncertain tax positions for the year ended January 31, 2018 and recorded $64,000 benefit from interest accruals as a result of reserve released due to the lapse of statute of limitations for the year ended January 31, 2017.  The Company recorded noncurrent liabilities of $139,000 and $103,000 related to interest and penalties for uncertain tax positions at January 31, 2018 and 2017, respectively.

The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state and foreign jurisdictions. The tax years 2013 to 2017 remain open to examination by U.S. federal tax authorities. The tax years 2008 to 2017 remain open to examination by U.S. state tax authorities. The tax years 2012 to 2017 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

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

As of January 31, 2018, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $5.4 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

On July 27, 2015, in Altera Corp. v. Commissioner, the United States Tax Court issued an opinion invalidating the 2003 final Treasury regulations that requires participants in a qualified cost-sharing arrangement to share stock-based compensation. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. In February 2016, the IRS appealed the ruling to the United States Court of Appeals for the Ninth Circuit. Due to the uncertainty related to the final resolution of this issue, the Company has not recorded tax benefits in its consolidated statements of operations for the year ended January 31, 2018. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

14. Commitments and Contingencies

The Company leases its principal and other facilities under operating lease agreements. Net operating lease expenses for the years ended January 31, 2018, 2017 and 2016 were approximately $5.3 million, $7.6 million and $6.8 million, respectively. Future annual minimum payments under these operating agreements with initial lease terms in excess of one year are as follows:

As of
January 31, 2018
Fiscal Year	(in thousands)
2019	$2,988
2020	2,491
2021	905
2022	330
2023	83
Total future annual minimum lease payments	$6,797

Upon adoption of Accounting Standards Update No. 2015-05, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40), a noncancelable on premise internal-use software license was accounted for as the acquisition of an intangible asset rather than a software license under an operating lease. For the twelve months ended January 31, 2018, there was $3.0 million of amortization expense recorded in the consolidated statements of operations related to these software licenses.

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of January 31, 2018 and 2017, total manufacturing purchase commitments were approximately $24.3 million and $23.9 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of January 31, 2018 and 2017, respectively.

15. Segment Reporting

The Company operates in one reportable segment related to the development and sales of low-power, high-definition (HD), Ultra HD video compression, image processing and computer vision solutions. The Chief Executive Officer of the Company has been identified as the Chief Operating Decision Maker (the “CODM”) and manages the Company’s operations as a whole. For the purpose of evaluating financial performance and allocating resources, the CODM reviews financial information presented on a consolidated basis accompanied by information by customer and geographic region.

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated. Prior period revenue amounts by geographic region have been reclassified to conform to the fiscal year 2018 presentation. These reclassifications did not impact total revenues in the prior periods.

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Taiwan	$174,486	$185,225	$210,677
Asia Pacific	57,862	42,461	77,976
Europe	45,185	71,556	8,879
North America other than United States	11,110	3,686	9,487
United States	6,759	7,369	9,354
Total revenue	$295,402	$310,297	$316,373

As of January 31, 2018, substantially all of the Company’s property and equipment were located in the United States, Asia Pacific region and Europe with approximate net amounts of $2.7 million, $2.4 million and $1.3 million, respectively. As of January 31, 2017, substantially all of the Company’s property and equipment were located in the United States and Asia Pacific region with approximate net amounts of $2.1 million and $2.3 million, respectively.

Major Customers

For the years ended January 31, 2018 and 2017, the customers representing 10% or more of revenue and accounts receivable were Wintech, the Company’s distributor, and GoPro, a direct OEM customer. In fiscal year 2018 and 2017, Wintech accounted for approximately 59% and 60% of total revenue, respectively. In fiscal year 2018 and 2017, GoPro accounted for approximately 12% and 19% of total revenue, respectively. The customers representing 10% or more of revenue and accounts receivable for the year ended January 31, 2016 were Wintech and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 67% and 21% of total revenue, respectively. Accounts receivable from Wintech and GoPro accounted for approximately $9.8 million and $9.5 million as of January 31, 2018, respectively. Accounts receivable from Wintech and GoPro accounted for approximately $19.3 million and $11.3 million as of January 31, 2017, respectively.

16. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company enters into software license agreements with Cadence Design Systems, Inc. (“Cadence”) from time to time. The Chief Executive Officer of Cadence, who is also the President and a Director of Cadence, was a member of the Company’s Board of Directors until June 7, 2017. In March 2017, the Company entered into a noncancelable software license agreement with Cadence. Under this agreement, the Company committed to pay an aggregate amount of $10.3 million through January 2020. The Company paid $3.6 million, $2.8 million and $2.8 million of license fee for the years ended January 31, 2018, 2017 and 2016, respectively. License amortization expense related to these agreements included in research and development expense was approximately $3.2 million, $2.9 million and $2.7 million for the years ended January 31, 2018, 2017 and 2016, respectively.

17. Subsequent Events

           From February 1, 2018 to March 29, 2018, the Company repurchased a total of 197,682 shares for approximately $9.5 million in cash. As of March 29, 2018, the Company had repurchased a total of 1,697,566 shares for approximately $84.5 million in cash and there was approximately $22.2 million available for repurchases under the Company’s repurchase program through June 30, 2018.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBITS INDEX

Exhibit Number	Description

2.1(1)

Quota Purchase Agreement, dated as of June 25, 2015, by and among the Registrant, the University of Parma, Alberto Broggi, Massimo Bertozzi, Paolo Grisler, Pietro Cerri, Rean Fedriga, Paolo Medici, Luca Bombini, Stefano Cattani, Mirko Felisa, Pier Paolo Porta, and Paolo Zani.

3.1(2)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated January 5, 2012, by and among Ambarella, Inc. and certain of its shareholders

10.1.1(2)*	Amended and Restated 2004 Stock Plan

10.1.2(4)*	Form of Stock Option Agreement under Amended and Restated 2004 Stock Plan

10.1.3(2)*	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2004 Stock Plan

10.2.1(5)*	Amended and Restated 2012 Equity Incentive Plan

10.2.2(2)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(2)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.4(2)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.2.5(5)*	Form of Performance-Based Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.3(1)*	Amended and Restated 2012 Employee Stock Purchase Plan

10.4(2)*	Form of Indemnification Agreement

10.5(4)*	Offer Letter entered into by Ambarella, Inc. with George Laplante dated March 3, 2011, as amended

10.6.1(4)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.6.2(4)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.7.4(6)*	Description of Executive Bonus Plan For Fiscal Year 2016

10.7.5(7)*	Description of Executive Bonus Plan For Fiscal Year 2017

10.7.6(8)*	Description of Executive Bonus Plan For Fiscal Year 2018

10.8.1(9)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(9)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(10)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.4 (1)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.9.1(11)	Lease Agreement dated March 1, 2013 by and between Ambarella Corporation and Westcore Jay, LLC.

10.9.2 (1)	Second Amendment to Lease Agreement dated as of August 27, 2015 by and between Ambarella Corporation and DPF JAY OWNER, LLC.

21.1(12)	List of subsidiaries of the registrant

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10-Q filed on September 8, 2015.
(2)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 13, 2012.
(3)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on August 22, 2012.
(4)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(5)	Incorporated by reference to the Form 10-K filed on March 30, 2017.
(6)	Incorporated by reference to the Form 8-K filed on March 2, 2015.
(7)	Incorporated by reference to the Form 8-K filed on June 6, 2016.
(8)	Incorporated by reference to the Form 8-K filed on June 6, 2017.
(9)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(10)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on October 5, 2012.
(11)	Incorporated by reference to the Form 10-K filed on April 4, 2013.
(12)	Incorporated by reference to the Form 10-K filed on March 25, 2016.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2018.

Signature	Title

/s/ Feng-Ming Wang	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
Feng-Ming Wang

/s/ George Laplante	Chief Financial Officer (Principal Financial and Accounting Officer)
George Laplante

/s/ Les Kohn	Chief Technical Officer and Director
Les Kohn

/s/ Chenming C. Hu	Director
Chenming C. Hu

/s/ Christopher B. Paisley	Director
Christopher B. Paisley

/s/ Jeff Richardson	Director
Jeff Richardson

/s/ Hsiao-Wuen Hon	Director
Hsiao-Wuen Hon

/s/ Andrew W. Verhalen	Director
Andrew W. Verhalen