Form 10-Q
period 2018-04-30
AMBARELLA INC
filed 2018-06-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of June 1, 2018 was 33,410,455 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 30,	January 31,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$336,692	$346,672
Marketable securities	77,427	87,919
Accounts receivable, net	25,727	31,294
Inventories	22,968	23,383
Restricted cash	9	9
Prepaid expenses and other current assets	3,824	4,006
Total current assets	466,647	493,283
Property and equipment, net	6,645	6,449
Deferred tax assets, non-current	3,650	3,642
Intangible assets, net	13,271	14,417
Goodwill	26,601	26,601
Other non-current assets	2,338	2,257
Total assets	$519,152	$546,649
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	17,449	19,815
Accrued and other current liabilities	21,271	32,178
Income taxes payable	385	936
Deferred revenue, current	546	307
Total current liabilities	39,651	53,236
Other long-term liabilities	10,693	11,226
Total liabilities	50,344	64,462
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2018 and January 31, 2018, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at April 30, 2018 and January 31, 2018, respectively; 33,396,304 shares issued and outstanding at April 30, 2018; 33,489,614 shares issued and outstanding at January 31, 2018	15	15
Additional paid-in capital	217,880	221,186
Accumulated other comprehensive loss	(389)	(279)
Retained earnings	251,302	261,265
Total shareholders’ equity	468,808	482,187
Total liabilities and shareholders' equity	$519,152	$546,649

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2018	2017
Revenue	$56,938	$64,135
Cost of revenue	22,046	23,172
Gross profit	34,892	40,963
Operating expenses:
Research and development	31,664	26,602
Selling, general and administrative	13,178	11,744
Total operating expenses	44,842	38,346
Income (loss) from operations	(9,950)	2,617
Other income, net	792	153
Income (loss) before income taxes	(9,158)	2,770
Provision for income taxes	848	206
Net income (loss)	$(10,006)	$2,564
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(0.30)	$0.08
Diluted	$(0.30)	$0.07
Weighted-average shares used to compute net income (loss) per share attributable to ordinary shareholders:
Basic	33,334,801	33,253,817
Diluted	33,334,801	34,685,081

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended April 30,
	2018	2017
Net income (loss)	$(10,006)	$2,564
Other comprehensive loss, net of tax:
Unrealized losses on investments	(110)	(18)
Other comprehensive loss, net of tax	(110)	(18)
Comprehensive income (loss)	$(10,116)	$2,546

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(10,006)	$2,564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	636	412
Amortization of intangible assets	1,148	292
Amortization/accretion of marketable securities	(26)	57
Stock-based compensation	14,195	12,972
Other non-cash items, net	26	39
Changes in operating assets and liabilities:
Accounts receivable	5,567	15,725
Inventories	415	1,079
Prepaid expenses and other current assets	180	1,093
Deferred tax assets	(8)	(254)
Other assets	(81)	56
Accounts payable	(2,366)	(2,084)
Accrued liabilities	(9,640)	(7,055)
Income taxes payable	(551)	(13)
Deferred revenue	281	(1,870)
Other long-term liabilities	294	11
Net cash provided by operating activities	64	23,024
Cash flows from investing activities:
Purchase of investments	(8,969)	(7,070)
Sales of investments	3,500	1,000
Maturities of investments	15,850	3,490
Purchase of property and equipment	(671)	(955)
Net cash provided by (used in) investing activities	9,710	(3,535)
Cash flows from financing activities:
Stock repurchase	(20,624)	(8,773)
Proceeds from exercise of stock options and employee stock purchase plan	1,669	1,595
Payment for intangible asset	(799)	—
Net cash used in financing activities	(19,754)	(7,178)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,980)	12,311
Cash, cash equivalents and restricted cash at beginning of period	346,681	322,880
Cash, cash equivalents and restricted cash at end of period	$336,701	$335,191
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$908	$290
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to intangible and fixed assets additions	$342	$9,937

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the “Company”) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power, high-definition (HD) and Ultra HD video compression and image processing solutions, and computer vision solutions. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrated high-definition video processing, image processing, analysis, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption. Currently the Company is combining advanced computer vision technology with its state-of-the-art video to enable the next generation of intelligent cameras, advanced driver assistance systems (ADAS) and autonomous vehicles.

The Company sells its solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2018 fiscal year filed with the SEC on March 30, 2018 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

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

A substantial portion of the Company’s revenue is derived from sales through its distributors, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, Hakuto Co., Ltd., or Hakuto, and directly to one ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 15 for additional information regarding revenue and credit concentration with these customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. In order to limit the exposure of each investment, the cash equivalents and marketable securities consist primarily of money market funds, asset-backed securities, commercial paper, U.S. government securities and debt securities of corporations which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness. The Company regularly monitors collections and payments from its customers.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents. Investments that are highly liquid with original maturities at the time of purchase greater than three months are considered marketable securities.

The Company classifies these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive loss in the condensed consolidated balance sheets. The amortization of premiums and accretion of discounts and the realized gains and losses are both recorded in other income, net in the condensed consolidated statements of operations. The Company reviews its investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, the Company considers the following factors: 1) general market conditions, 2) the duration and extent to which the fair value is less than cost, 3) the Company’s intent and ability to hold the investment.

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

Restricted Cash

The Company maintains certain cash amounts that are restricted as to withdrawal or use to secure certain transactions in a foreign entity. As of April 30, 2018 and January 31, 2018, the restricted cash was immaterial. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	April 30, 2018	January 31, 2018	April 30, 2017	January 31, 2017
	(in thousands)		(in thousands)
Cash and cash equivalents	$336,692	$346,672	$335,182	$322,872
Restricted cash	9	9	9	8
Total as presented in the consolidated statements of cash flows	$336,701	$346,681	$335,191	$322,880

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three months ended April 30, 2018 and 2017, respectively.

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

The Company does not amortize goodwill. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of April 30, 2018, there was no IPR&D amortized.

Revenue Recognition

Effective February 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of February 1, 2018. Results for reporting periods beginning after February 1, 2018 are presented under ASC 606. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605, Revenue Recognition (“ASC 605”). The most significant impacts of this new guidance for the Company relate to the determination of transaction price and the timing of revenue recognition for transactions with its distributors. As a result, the Company will recognize product revenue upon shipment and transfer of control to distributors (known as “sell-in” revenue recognition) rather than shipment to the end customers (known as “sell-through” revenue recognition) based on its estimate of the consideration it expects to receive. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The sale of semiconductor products accounts for the substantial majority of the Company’s consolidated revenue. Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty, supply and other rights. The Company considers an accepted customer purchase order, governed by sales agreement, to be the contract with the customer. For each contract, the Company considers the promise to transfer tangible products to be the identified performance obligation. Product sales contracts may include volume-based tiered pricing or rebates that are fulfilled in cash or product. In determining the transaction price, the Company accounts for the right of returns, cash rebates, commissions and other pricing adjustments as variable consideration and estimates these amounts based on the expected amount to be provided to customers and reduces the revenue recognized. The Company estimates sales returns and rebates based on the Company’s historical patterns of return and pricing credits. As the Company’s standard payment terms are 30 days to 60 days, the contracts have no financing component. Under ASC 606, the Company estimates the total consideration to be received by using the expected value method for each contract, computes weighted average selling price for each unit shipped in cases where there is a material right due to the presence of volume-based tiered pricing, allocates the total consideration between the identified performance obligations, and recognizes revenue when control of its goods and services is transferred to its customers. The Company considers product control to be transferred at shipment or delivery because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three months ended April 30, 2018 and 2017, respectively.

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

Net Income (Loss) Per Ordinary Share

Basic earnings (losses) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings (losses) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period increased to include the number of additional ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, unvested restricted stock and restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings (losses) per share by application of the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains or losses from available-for-sale securities that are excluded from net income (loss).

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. The Company is currently assessing the impact of the adoption of this new guidance on its financial position, results of operations and disclosures.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to permit entities to have the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. The FASB also gives entities the option to apply the guidance retrospectively or in the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption in any period is permitted. The Company has not early adopted this guidance and believes that the adoption of this new guidance will not have an impact on its financial position and disclosures.

2. Revenue Recognition

Effective February 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of February 1, 2018. Results for reporting periods beginning after February 1, 2018 are presented under ASC 606. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. The Company recognizes revenue when control of its goods and services is transferred to its customers. The Company considers product control to be transferred at a point in time upon shipment or delivery because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset. The majority of the Company’s product revenue is derived from sales through its distributors. As a result, sales of products are recognized upon shipment and transfer of control to distributors (known as “sell-in” revenue recognition) rather than shipment to the end customers (known as “sell-through” revenue recognition).

The cumulative effects of adjustments on the February 1, 2018 condensed consolidated balance sheet for the adoption of ASC 606 were as follows:

	Balance as of		Opening Balance as of
	January 31, 2018	Adjustment	February 1, 2018
	(in thousands)
Deferred revenue, current	$307	$(43)	$264
Retained earnings	$261,265	$43	$261,308

The following table summarizes the impacts of adopting the new revenue standard on our condensed consolidated balance sheets, statements of operations and statements of cash flows as of and for the three months ended April 30, 2018:

	April 30, 2018
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands)
Condensed Consolidated Balance Sheets
Assets:
Prepaid expenses and other current assets	$3,824	$(394)	$3,430

Liabilities:
Accounts payable	17,449	(89)	17,360
Accrued and other current liabilities	21,271	(11)	21,260
Income taxes payable	385	(46)	339
Deferred revenue, current	546	3,304	3,850
Other long-term liabilities	10,693	4	10,697

Equity:
Retained earnings	$251,302	(3,555)	$247,747

	Three Months Ended April 30, 2018
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations
Revenue	$56,938	$(4,915)	$52,023
Cost of revenue	22,046	(1,600)	20,446
Gross profit	34,892	(3,315)	31,577
Loss from operations	(9,950)	(3,315)	(13,265)
Loss before income taxes	(9,158)	(3,315)	(12,473)
Provision for income taxes	848	197	1,045
Net loss	$(10,006)	$(3,512)	$(13,518)

Net loss per share:
Basic	$(0.30)	$(0.11)	$(0.41)
Diluted	$(0.30)	$(0.11)	$(0.41)

The impact of adoption on the comprehensive loss is the same as the impact on net loss.

	Three Months Ended April 30, 2018
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands)
Condensed Consolidated Statements of Cash Flows
Cash flow from operating activities:
Net loss	$(10,006)	$(3,512)	$(13,518)
Prepaid expenses and other current assets	180	394	574
Accounts payable	(2,366)	(89)	(2,455)
Accrued liabilities	(9,640)	(11)	(9,651)
Income taxes payable	(551)	(46)	(597)
Deferred revenue	281	3,261	3,542
Other long-term liabilities	$294	$4	$298

The impacts of adoption of the new revenue standard were primarily attributable to distributor revenues recognized using the sell-through method under ASC 605, while such revenues are recognized using the sell-in method under ASC 606.

Practical Expedients

•	The Company elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to original expected contract duration of one year or less.
•

For contracts that were modified before the adoption date, the Company elects to reflect the aggregate effect of all modifications that occur before the adoption date when identifying performance obligations, determining the transaction price, and allocating the transaction price to performance obligations.

•	The Company also elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to the Company's customers. The Company records contract assets when revenue is recognized prior to invoicing. The contract assets are primarily related to the Company’s engineering service agreements and rights to consideration for performance obligations delivered but not billed at the reporting date. The contract assets are transferred to receivables when the billing occurs. As of April 30, 2018 and February 1, 2018, the contract assets were not material.

Contract Liabilities (Deferred Revenues)

Contract liabilities are primarily related to the portion of transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. These contract liabilities are expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. The timing of recognition of these contract liabilities is dependent on the timing and size of future orders under the contract. For the three months ended April 30, 2018, the Company did not recognize any material revenue adjustment related to performance obligations satisfied in prior periods released from these contract liabilities.

Contract liabilities are also recorded when cash payments are received in advance of performance for engineering service agreements. The contract liabilities related to these agreements are expected to be recognized when the performance is delivered. For the three months ended April 30, 2018, the Company did not recognize any material revenue released from these contract liabilities as a result of performance obligations satisfied in the current period.

As of April 30, 2018 and February 1, 2018, the contract liabilities were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, POs for contracts that are greater than a year was not material as of April 30, 2018 and February 1, 2018.

3. Financial Instruments and Fair Value

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

	As of April 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$24,554	$—	$—	$24,554
Commercial paper	5,478	—	—	5,478
Corporate bonds	52,848	—	(285)	52,563
Asset-backed securities	10,506	—	(74)	10,432
U.S. government securities	8,984	—	(30)	8,954
Total cash equivalents and marketable securities	$102,370	$—	$(389)	$101,981

	As of January 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$13,788	$—	$—	$13,788
Commercial paper	5,480	—	—	5,480
Corporate bonds	53,175	—	(196)	52,979
Asset-backed securities	11,048	—	(44)	11,004
U.S. government securities	18,495	—	(39)	18,456
Total cash equivalents and marketable securities	$101,986	$—	$(279)	$101,707

	As of
	April 30, 2018	January 31, 2018
	(in thousands)
Included in cash equivalents	$24,554	$13,788
Included in marketable securities	77,427	87,919
Total cash equivalents and marketable securities	$101,981	$101,707

The contractual maturities of the investments at April 30, 2018 and January 31, 2018 were as follows:

	As of
	April 30, 2018	January 31, 2018
	(in thousands)
Due within one year	$82,958	$63,476
Due within one to two years	19,023	38,231
Total cash equivalents and marketable securities	$101,981	$101,707

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of April 30, 2018 and January 31, 2018, respectively.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of April 30, 2018 and January 31, 2018:

	As of April 30, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$24,554	$24,554	$—	$—
Commercial paper	5,478	—	5,478	—
Corporate bonds	52,563	—	52,563	—
Asset-backed securities	10,432	—	10,432	—
U.S. government securities	8,954	—	8,954	—
Total cash equivalents and marketable securities	$101,981	$24,554	$77,427	$—

	As of January 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$13,788	$13,788	$—	$—
Commercial paper	5,480	—	5,480	—
Corporate bonds	52,979	—	52,979	—
Asset-backed securities	11,004	—	11,004	—
U.S. government securities	18,456	—	18,456	—
Total cash equivalents and marketable securities	$101,707	$13,788	$87,919	$—

4. Inventories

Inventories at April 30, 2018 and January 31, 2018 consisted of the following:

	As of
	April 30, 2018	January 31, 2018
	(in thousands)
Work-in-progress	$13,093	$12,073
Finished goods	9,875	11,310
Total	$22,968	$23,383

5. Property and Equipment, Net

Depreciation expense was approximately $0.6 million and $0.4 million for the three months ended April 30, 2018 and 2017, respectively.  Property and equipment at April 30, 2018 and January 31, 2018 consisted of the following:

	As of
	April 30, 2018	January 31, 2018
	(in thousands)
Computer equipment and software	$8,895	$8,611
Machinery and equipment	4,884	4,761
Furniture and fixtures	933	917
Leasehold improvements	2,151	2,092
Construction in progress	346	—
	17,209	16,381
Less: accumulated depreciation and amortization	(10,564)	(9,932)
Total property and equipment, net	$6,645	$6,449

6. Intangible Assets

The intangible assets primarily consist of $4.1 million of IPR&D from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $9.2 million of a noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of April 30, 2018, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of April 30, 2018, $4.4 million was recorded in accrued and other current liabilities and $3.7 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The carrying amounts of intangible assets as of April 30, 2018 and January 31, 2018 were as follows:

	As of April 30, 2018			As of January 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software license	13,406	(4,235)	9,171	13,404	(3,087)	10,317
Total acquired intangible assets	$17,506	$(4,235)	$13,271	$17,504	$(3,087)	$14,417

The amortization expense related to these software licenses was approximately $1.1 million and $0.3 million for the three months ended April 30, 2018 and 2017, respectively. The estimated future amortization expense related to these software licenses as of April 30, 2018 is as follows:

As of
April 30, 2018
Fiscal Year	(in thousands)
2019	$3,422
2020	4,474
2021	1,275
2022	—
2023	—
Thereafter	—
Total future amortization expenses:	$9,171

There were no intangible asset impairments for the three months ended April 30, 2018 and 2017, respectively.

7. Goodwill

On June 25, 2015, the Company completed the acquisition of VisLab, a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. There were no goodwill impairments for the three months ended April 30, 2018 and 2017, respectively.

8. Accrued and Other Current Liabilities

Accrued and other current liabilities at April 30, 2018 and January 31, 2018 consisted of the following:

	As of
	April 30, 2018	January 31, 2018
	(in thousands)
Accrued employee compensation	$8,944	$15,977
Accrued warranty	—	1,750
Accrued rebates	324	584
Accrued product development costs	5,099	6,669
Software license liabilities, current	4,374	4,346
Other accrued liabilities	2,530	2,852
Total accrued and other current liabilities	$21,271	$32,178

The Company paid off the warranty liabilities during the three months ended April 30, 2018.

9. Other Long-Term Liabilities

Other long-term liabilities at April 30, 2018 and January 31, 2018 consisted of the following:

	As of
	April 30, 2018	January 31, 2018
	(in thousands)
Unrecognized tax benefits, including interest	$5,675	$5,352
Deferred tax liabilities, non-current	1,293	1,293
Software license liabilities, non-current	3,657	4,484
Other long-term liabilities	68	97
Total other long-term liabilities	$10,693	$11,226

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of April 30, 2018 and January 31, 2018, respectively.

Ordinary shares

As of April 30, 2018 and January 31, 2018, a total of 200,000,000 ordinary shares were authorized.

On March 30, 2018, the Company added 1,507,032 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 Equity Incentive Plan, or EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

On March 30, 2018, the Company added 418,620 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2018 and January 31, 2018, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	April 30, 2018	January 31, 2018
Shares reserved for options, restricted stock and restricted stock units under EIP	6,795,962	5,561,653
Shares reserved for ESPP	1,909,046	1,561,841

Shares repurchased

On May 31, 2016, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s ordinary shares through June 30, 2017. On May 31, 2017, the Company’s Board of Directors authorized the additional repurchase of up to $50.0 million of the Company’s ordinary shares over a twelve-month period commencing July 1, 2017. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were 437,448 shares repurchased during the three months ended April 30, 2018 for approximately $20.6 million in cash. As of April 30, 2018, a total of 1,937,332 shares have been repurchased for approximately $95.6 million in cash and recorded as a reduction to equity. As of April 30, 2018, there was approximately $11.1 million available for repurchases under the repurchase program through June 30, 2018.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Stock-based compensation:
Cost of revenue	$315	$303
Research and development	8,760	7,977
Selling, general and administrative	5,120	4,692
Total stock-based compensation	$14,195	$12,972

As of April 30, 2018, total unrecognized compensation cost related to unvested stock options was $5.7 million and is expected to be recognized over a weighted-average period of 2.26 years. Total unrecognized compensation cost related to unvested restricted stock units was $88.9 million and is expected to be recognized over a weighted-average period of 2.61 years. Total unrecognized compensation cost related to unvested restricted stock awards was $2.6 million and is expected to be recognized over a weighted-average period of 0.93 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2018	2017
Stock Options:
Volatility	55%	53%
Risk-free interest rate	2.65%	2.17%
Expected term (years)	5.33	6.07
Dividend yield	0%	0%
Employee stock purchase plan awards:
Volatility	46%	39%
Risk-free interest rate	1.95%	0.89%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

Starting from fiscal year 2019, the Company calculates expected volatility for stock options based on its own historical stock price for a period commensurate with the expected term. In the prior fiscal year, the Company calculated expected volatility for stock options based on the weighted average of historical volatilities of its own stock price and the stock prices of similar companies that are publicly available for a period commensurate with the expected term. The Company calculates expected volatility for ESPP based on its own historical stock price for a period commensurate with the offering period.

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2018	1,611,344	$24.56
Granted	21,900	49.91	$25.48
Exercised	(42,483)	7.17		$1,853
Forfeited	(8,921)	55.40
Expired	(561)	71.16
Outstanding at April 30, 2018	1,581,279	25.19			4.51	$39,119
Exercisable at April 30, 2018	1,354,895	$20.32			3.85	$38,705

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on April 30, 2018 was $46.59, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated by the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2018	2,103,281	$56.45
Granted	28,620	49.91
Vested	(248,658)	53.36
Forfeited	(13,097)	54.02
Unvested at April 30, 2018	1,870,146	$56.78

As of April 30, 2018, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $87.1 million.

12. Net Income (Loss) Per Ordinary Share

The following table sets forth the computation of basic and diluted net income (loss) per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2018	2017
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(10,006)	$2,564
Denominator:
Weighted-average ordinary shares - basic	33,334,801	33,253,817
Effect of potentially dilutive securities:
Employee stock options	—	1,006,149
Restricted stock and restricted stock units	—	422,744
Employee stock purchase plan	—	2,371
Weighted-average ordinary shares - diluted	33,334,801	34,685,081
Net income (loss) per ordinary share:
Basic	$(0.30)	$0.08
Diluted	$(0.30)	$0.07

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income (loss) per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2018	2017
Options to purchase ordinary shares	1,192,294	261,722
Restricted stock and restricted stock units	996,098	913,126
Employee stock purchase plan	39,881	25,948
	2,228,273	1,200,796

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Income (loss) before income taxes	$(9,158)	$2,770
Provision for income taxes	848	206
Effective tax rate	(9.3)%	7.4%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the United States. The new tax legislation contains several provisions that will impact the Company, including the reduction of the corporate income tax rate from 35% to 21%, acceleration of business asset expensing, and a reduction in the amount of executive pay that may qualify as a tax deduction, among others. Income tax expense recorded for the quarter ended April 30, 2018 includes the impact of the new tax legislation as currently interpreted by the Company.

Due to the complexities of the new tax legislation, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows for the recognition of provisional amounts during a measurement period. The measurement period begins in the reporting period that includes the Tax Act’s enactment date and ends when the additional information is obtained, prepared, or analyzed to complete the accounting requirements under ASC Topic 740. The measurement period should not extend beyond one year from the enactment date. The Company recorded provisional estimates for the fiscal year ended January 31, 2018 for the following: the revaluation of deferred tax assets and liabilities to reflect the 21 percent corporate tax rate, whether to elect to expense or depreciate new capital equipment, and the US state tax impact to the aforementioned items. As of April 30, 2018, the Company continues to evaluate the provisional amounts recorded for the fiscal year ended January 31, 2018 and has recorded no adjustments. The Company will continue to assess the impact of the new tax legislation, as well as its application to its business operations.

The Company recorded an income tax provision of $0.8 million and $0.2 million for the three months ended April 30, 2018 and 2017, respectively. The increase was primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions and losses incurred in jurisdictions for which the Company was not able to recognize the related tax benefit, partially offset by the reduction in the U.S. federal tax rate from 35% to 21% associated with the Tax Act.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2018, the gross amount of unrecognized tax benefits was approximately $34.7 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

14. Commitments and Contingencies

The Company leases its principal and other facilities under operating lease agreements. Net operating lease expense for the three months ended April 30, 2018 and 2017 was approximately $1.2 million and $1.7 million, respectively. Future annual minimum payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
April 30, 2018
Fiscal Year	(in thousands)
2019	$2,454
2020	2,599
2021	903
2022	327
2023	81
Total future annual minimum lease payments	$6,364

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon agreement between the Company and the third-party manufacturers. As of April 30, 2018 and January 31, 2018, total manufacturing purchase commitments were approximately $32.1 million and $24.3 million, respectively, as a result of seasonal fluctuations.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of April 30, 2018 and January 31, 2018, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Taiwan	$33,206	$46,416
Asia Pacific	16,356	11,759
Europe	4,582	1,900
North America other than United States	2,006	2,005
United States	788	2,055
Total revenue	$56,938	$64,135

As of April 30, 2018, substantially all of the Company’s property and equipment, net were located in the United States, Asia Pacific region and Europe with approximate net amounts of $2.7 million, $2.6 million and $1.3 million, respectively.

Major Customers

For the three months ended April 30, 2018, the customers representing 10% or more of revenue and accounts receivable were Wintech, Hakuto and Chicony, which accounted for approximately 58%, 12% and 11% of total revenue, respectively. For the three months ended April 30, 2017, the only customer representing 10% or more of revenue and accounts receivable was Wintech, which accounted for approximately 72% of total revenue. Accounts receivable with Wintech, Hakuto and Chicony accounted for approximately $10.8 million, $2.5 million and $6.5 million as of April 30, 2018, respectively.

16. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company enters into software license agreements with Cadence Design Systems, Inc. (“Cadence”) from time to time. The Chief Executive Officer of Cadence, who is also the President and a Director of Cadence, was a member of the Company’s Board of Directors until June 7, 2017. In March 2017, the Company entered into a noncancelable software license agreement with Cadence. Under this agreement, the Company committed to pay an aggregate amount of $10.3 million through January 2020. As of April 30, 2018, the unpaid liabilities was approximately $6.0 million. The Company paid $0.8 million and $0.1 million to Cadence for the three months ended April 30, 2018 and 2017, respectively. License expenses related to these agreements included in research and development expense were approximately $0.8 million for the three months ended April 30, 2018 and 2017, respectively.

17. Subsequent Events

On June 4, 2018, the Company’s Board of Directors authorized the additional repurchase of up to $100.0 million of the Company’s ordinary shares over a twelve-month period commencing June 5, 2018. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2018 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2018 fiscal year filed with the Securities and Exchange Commission, or SEC, on March 30, 2018.

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity, our ability to develop new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our expectations about seasonality, taxes and operating expenses, the availability of third-party components and economic conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the commercial success of our customers’ products; our growth strategy; fluctuations in our operating results; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate or seek to operate; our expectations regarding computer vision; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content in wearable cameras, automotive cameras, Internet Protocol, or IP, security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs or drones, and virtual reality cameras, also referred to as 360° cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications. We are also developing solutions to address emerging markets, such as the incorporation of computer vision functionality for OEM automotive advanced driving assistance systems and robotics markets.

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

Financial Highlights and Trends

•

We recorded revenue of $56.9 million for the three months ended April 30, 2018, a decrease of 11.2% as compared to the three months ended April 30, 2017. The decrease in revenue was primarily due to a major customer in the drone market shifting its consumer-based drones to competitive solutions, as well as continued weakness from smaller consumer drone customers. The decrease was also attributable to a decline in revenues from certain wearable camera markets, such as the virtual reality and non-sports wearable camera markets. The decline in revenues in the wearable camera and drone markets was partially offset by revenue growth in the IP security, automotive camera and police camera markets. The professional IP security camera market demonstrated strong growth, led by expansion of revenues from the China market. In the automotive camera market, an increase in shipments of OEM automotive video recorders in the Japan and China regions resulted in strong revenue growth in that market for the three months ended April 30, 2018.

•

We recorded an operating loss of $10.0 million for the three months ended April 30, 2018, as compared to the operating income of $2.6 million for the three months ended April 30, 2017. The decrease was primarily due to decreased revenue, increased stock-based compensation expense, and increased research and development cost as a result of increased headcount and chip tape-out fees associated with product development and support for the various applications in the automotive OEM market as well as introduction of our computer vision based solutions.

•

We generated cash flows from operating activities of $64,000 for the three months ended April 30, 2018, as compared to $23.0 million for the three months ended April 30, 2017. The decreased cash flows from operating activities were primarily due to decreased net income as a result of decreased revenue and increased operating expenses. The decrease in cash flows from operating activities also was attributable to decreased cash receipts associated with the timing of payments from customers.

•

Our Board of Directors previously authorized a program to repurchase up to $75.0 million of our ordinary shares through June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. During the three months ended April 30, 2018, we repurchased 437,448 shares for approximately $20.6 million in cash. As of April 30, 2018, we had repurchased a total of 1,937,332 shares for approximately $95.6 million in cash. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares. As of April 30, 2018, approximately $11.1 million remained available for repurchases under the repurchase program through June 30, 2018.

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

We continually monitor the cost of our solutions. As we rely on third-party manufacturers for our products, we maintain a close relationship with these suppliers to continually monitor production yields, component costs and design efficiencies.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2018	2017
	(dollars in thousands)
Revenue	$56,938	$64,135
Cost of revenue	22,046	23,172
Gross profit	34,892	40,963
Operating expenses:
Research and development	31,664	26,602
Selling, general and administrative	13,178	11,744
Total operating expenses	44,842	38,346
Income (loss) from operations	(9,950)	2,617
Other income, net	792	153
Income (loss) before income taxes	(9,158)	2,770
Provision for income taxes	848	206
Net income (loss)	$(10,006)	$2,564

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2018	2017
Revenue	100%	100%
Cost of revenue	39	36
Gross profit	61	64
Operating expenses:
Research and development	56	41
Selling, general and administrative	23	18
Total operating expenses	79	59
Income (loss) from operations	(18)	5
Other income, net	2	—
Income (loss) before income taxes	(16)	5
Provision for income taxes	2	1
Net income (loss)	(18)%	4%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our distributors. Our SoC solutions have been used in the camera and infrastructure markets, although we expect the camera market will be the primary market for our solutions for the foreseeable future as the infrastructure market continues to decline due to delays in investments in network upgrades. We derive a substantial portion of our revenue from sales made indirectly through our distributors, Wintech Microelectronics Co., Ltd., or Wintech, and Hakuto Co., Ltd., or Hakuto, and directly to one ODM customer, Chicony Electronics Co., Ltd., or Chicony.

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

We expect that our gross margin may fluctuate from period to period as a result of changes in average selling price, product mix and the introduction of new products by us or our competitors. In general, solutions incorporated into more complex configurations, such as those used in high-performance cameras or infrastructure applications, have higher prices and higher gross margins, as compared to solutions sold into the lower performance, more competitive camera applications. As semiconductor products mature and unit volumes sold to customers increase, their average selling prices typically decline. These declines may be paired with improvements in manufacturing yields and lower wafer, packaging and test costs, which offset some of the margin reduction that could result from lower selling prices. We believe that our gross margin will decline in the future as we continue to penetrate the highly competitive camera market and, in particular, the IP security market.

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

Other Income, Net

Other income consists primarily of interest income from deposits with financial institutions and interest income from investments in debt securities, net of interest expense incurred for intangible assets purchased and gains and losses from foreign currency transactions and remeasurements.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the United States. The new tax legislation makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that are generally effective for taxable years beginning after December 31, 2017. We continue to evaluate the impacts of the legislation, as well as its applications to our business operations. Refer to Note 13, “Income Taxes”, of Notes to Condensed Consolidated Financial Statements included in this report for details of our evaluation.

Comparison of the Three Months Ended April 30, 2018 and 2017

Revenue

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$56,938	$64,135	$(7,197)	(11.2)%

The decreased revenue for the three months ended April 30, 2018 as compared to the same period in fiscal year 2018 was primarily due to a major customer in the drone market shifting its consumer-based drones to competitive solutions, as well as continued weakness from smaller consumer drone customers. The decrease was also attributable to a decline in revenues from certain wearable camera markets, such as the virtual reality and non-sports wearable camera markets. The decline in revenues in the wearable camera and drone markets was partially offset by revenue growth in the IP security, automotive camera and police camera markets. The professional IP security camera market demonstrated strong growth, led by expansion of revenues from the China market. In the automotive camera market, an increase in shipments of OEM automotive video recorders in the Japan and China regions resulted in strong revenue growth in that market for the three months ended April 30, 2018.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$22,046	$23,172	$(1,126)	(4.9)%
Gross profit	34,892	40,963	(6,071)	(14.8)%
Gross margin	61.3%	63.9%	—	(2.6)%

Cost of revenue decreased for the three months ended April 30, 2018 primarily due to a lower average cost of solutions shipped in the quarter as compared to the previous year. The decrease was partially offset by an increase in the number of SoCs shipped in the current year as compared to the previous year.

Gross margin decreased for the three months ended April 30, 2018 compared to the same period in the prior fiscal year primarily due to an increase in the percentage of our total revenue that was derived from the lower gross margin IP security camera market combined with the decline of revenue from the higher gross margin UAV camera market.

Research and Development

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$31,664	$26,602	$5,062	19.0%

Research and development expense increased for the three months ended April 30, 2018 compared to the same period in the prior fiscal year primarily due to an increase in engineering headcount and chip tape-out fees associated with new SoC hardware and software development, principally in support of our computer vision technology for our current markets, as well as new markets such as the automotive OEM and robotics markets. Our research and development engineering headcount increased to 540 at April 30, 2018 compared to 492 at April 30, 2017. The increased engineering headcount resulted in increases in salary related expenses of approximately $1.9 million for the three months ended April 30, 2018. The increased research and development expense was also attributable to additional stock-based compensation expense of approximately $0.8 million for the three months ended April 30, 2018, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees. SoC development related costs increased by approximately $2.3 million due to the timing and number of chips in development.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Selling, general and administrative	$13,178	$11,744	$1,434	12.2%

Selling, general and administrative expense increased for the three months ended April 30, 2018 compared to the same period in the prior fiscal year primarily due to the increase in headcount associated with supporting our new markets. Our selling, general and administrative headcount increased to 173 at April 30, 2018 compared to 162 at April 30, 2017. The increased headcount resulted in increases in salary related expenses of approximately $0.4 million for the three months ended April 30, 2018. The increased selling, general and administrative expense was also attributable to additional stock-based compensation expense of approximately $0.4 million, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees, and approximately $0.4 million of additional expenditures on outside professional services to support our business.

Other Income, Net

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income, net	$792	$153	$639	417.6%

The increase in other income, net, for the three months ended April 30, 2018 compared to the same period in the prior fiscal year was primarily due to an aggregate of approximately $418,000 of additional interest income from our deposits with financial institutions and marketable security investments. The increase was also attributable to approximately $144,000 net gains from foreign currency transactions and remeasurements.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$848	$206	$642	311.7%
Effective tax rate	(9.3)%	7.4%	—	(16.7)%

The quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The increased income taxes were primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions and losses incurred in jurisdictions for which the Company was not able to recognize the related tax benefit, partially offset by the reduction in the U.S. federal tax rate from 35% to 21% associated with the Tax Act.

Liquidity and Capital Resources

As of April 30, 2018 and January 31, 2018, we had cash, cash equivalents and marketable securities of approximately $414.1 million and $434.6 million, respectively.  We invest in highly liquid, short-term marketable securities and hold these investments as available-for-sale securities. As of April 30, 2018, these securities had a fair value of approximately $102.0 million with insignificant unrealized losses caused by fluctuations in market value and interest rates.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$64	$23,024
Net cash provided by (used in) investing activities	9,710	(3,535)
Net cash used in financing activities	(19,754)	(7,178)
Net increase (decrease) in cash and cash equivalents	$(9,980)	$12,311

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the three months ended April 30, 2018, primarily due to decreased net income as a result of decreased revenue and increased operating expenses. The decrease in cash flows from operating activities also was attributable to decreased cash receipts associated with the timing of payments from customers.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased for the three months ended April 30, 2018, primarily due to an increase of approximately $14.9 million in cash receipts from the sale and maturity of debt securities, which was partially offset by approximately $1.9 million of additional investments in debt securities.

Net Cash Used in Financing Activities

Net cash used in financing activities increased for the three months ended April 30, 2018 compared to the same period in the prior fiscal year, primarily due to additional payments of $11.9 million in cash for the repurchase of our ordinary shares under our stock repurchase program, as well as additional payments of $0.8 million in cash for intangible assets, primarily software licenses, purchased in fiscal year 2018.

Stock Repurchase Program

Our Board of Directors previously authorized a program to repurchase up to $75.0 million of our ordinary shares through June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. As of April 30, 2018, we had repurchased a total of 1,937,332 shares for approximately $95.6 million in cash, and approximately $11.1 million remained available for repurchases under the program through June 30, 2018. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Operating and Capital Expenditure Requirements

As of April 30, 2018, we had cash, cash equivalents and marketable securities of approximately $414.1 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

Our short- and long-term capital requirements will depend on many factors, including the following:

•	our ability to generate cash from operations;
•	our ability to control our costs;
•	the expansion of our research and development of new technologies and products to address new markets and applications;
•	the emergence of competing or complementary technologies or products;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, or participating in litigation-related activities; and
•	our acquisition of complementary businesses, products and technologies.

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of April 30, 2018, we had purchase obligations with our independent contract manufacturers of $32.1 million.

Except as described above with respect to the manufacturing purchase obligations, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 30, 2018, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2018 fiscal year filed with the SEC on March 30, 2018, except for the recently adopted accounting guidance on revenue recognition as discussed in Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2018 and January 31, 2018, we had cash, cash equivalents, marketable securities and restricted cash totaling $414.1 million and $434.6 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We adopted the new revenue standard, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, on February 1, 2018. As a result, we implemented new revenue recognition policies, disclosures, systems design and operating procedures. We also updated internal controls over the financial reporting and operating procedures to ensure compliance with the new revenue recognition guidance.

Other than the items described above, there were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Similarly, even if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in one of its recently introduced mainstream cameras, which has had and will continue to have a significant negative impact on our revenue. In fiscal year 2018, revenues for direct shipments to GoPro accounted for approximately 12% of our total revenue. We estimated that the revenues for shipments to GoPro’s ODMs represented an additional approximately 1% of our total revenue in fiscal year 2018. We currently anticipate that revenue from GoPro will represent an immaterial percentage of our total revenue in fiscal year 2019 and beyond.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal years 2018, 2017 and 2016, sales directly and through our distributors to our five largest ODM and OEM customers collectively accounted for approximately 51%, 56% and 56% of our total revenue, respectively, and sales to our ten largest ODM and OEM customers collectively accounted for approximately 65%, 68% and 69% of our total revenue, respectively. For the three months ended April 30, 2018, sales directly and through our distributors to our five largest ODM and OEM customers collectively accounted for approximately 49% of our total revenue, and sales to our ten largest ODM and OEM customers collectively accounted for approximately 66% of our total revenue. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in one of its recently introduced mainstream cameras, which had and will continue to have a significant negative impact on our revenue. Similarly, our customer DJI recently introduced a UAV incorporating a competing solution that we expect will negatively impact DJI’s demand for our solutions in future periods. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced through sales to other customers in that market.

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

To date, our revenue has been attributable to demand for our video and image processing SoCs in the camera and infrastructure markets and the growth of these overall markets. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We now derive substantially all of our revenue from the camera market, and our operating results are increasingly affected by trends in the camera market. These trends include demand for higher resolution, increasing functionality, longer battery life, greater storage, connectivity requirements and computer vision technology, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted the camera market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. In the automotive market, a slower than anticipated adoption of advanced driving assistance systems and autonomous driving functionality could reduce demand for our new computer vision solutions. If our target markets, such as automotive cameras, IP security cameras, wearable cameras, and unmanned aerial vehicle cameras, also referred to as UAVs or drones, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, in the first half of fiscal year 2017 and in the fourth quarter of fiscal year 2018, our revenue declined 21% and 19%, respectively, compared to the same periods in the prior fiscal years. In the first quarter of fiscal year 2019, our revenue declined 11%, compared to the first quarter of fiscal year 2018, and we incurred a quarterly net loss for the first time since our initial public offering, or IPO, in 2012. The reduced revenues resulted in a substantial decline in cash flows from operating activities. We may experience similar declines in the future, which would harm our operating results.

Achieving design wins is subject to lengthy competitive selection processes that require us to incur significant costs. Even if we begin a product design, a customer may decide to cancel or change its product plans, resulting in no revenue from such expenditures.

We are focused on selling our video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in emerging markets we intend to address such as the OEM automotive market, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process and, even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved certain design wins and projected substantial future revenue as a result of such design wins. Subsequently, based on factors outside of our control, the applicable end customers abruptly cancelled the projects, with no notice to us, resulting in a loss of projected revenue. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in one of its recently introduced mainstream cameras, which had and will continue to have a significant negative impact on our revenue in the current fiscal year and beyond.

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

Our customers generally take a considerable amount of time to evaluate our solutions. The typical time from early engagement by our sales force to actual product introduction runs from nine to 12 months for the camera market and 12 to 24 months for the infrastructure market, though it may take longer in new markets we intend to address such as the OEM automotive and robotics markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our SoC solutions and harm our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our solutions, our business would suffer.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation, or Sony, and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., and Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation. In the IP security camera market, our primary competitors include Fullhan Microelectronics Co., Ltd., Geo Semiconductor, Inc., Grain Media, Inc., which was recently acquired by Novatek Microelectronics Corp., or Novatek, HiSilicon, Intel Corporation, or Intel, Movidius Ltd., which was recently acquired by Intel, OmniVision Technologies, Inc., or OmniVision, Qualcomm Incorporated, or Qualcomm,  Realtek Semiconductor Corp., Socionext, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek, NXP Semiconductors N.V., OmniVision, Qualcomm, Renesas Electronics Corporation, Sunplus Technology Co. Ltd., and Texas Instruments.  Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include GigPeak, Inc., Intel, and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products competitive with ours. In addition, certain third-party developers of technology competitive to our solutions have licensed their technology, including image signal processing and computer vision IP, which potentially enables a greater number of competitors to offer competitive solutions. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors enter these markets.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with a product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup foundry vendor could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we utilize or may utilize, such as 10 or 7 nanometer. As we continue to develop solutions in advanced process nodes we will be increasingly dependent upon such foundries.

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

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 59%, 60% and 67% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Approximately 58% of our revenue was derived from sales through Wintech for the three months ended April 30, 2018. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2018, unless it is terminated earlier by either party for any or no reason with 90 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

We are subject to risks associated with our distributors' product inventories.

We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end customers. We allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. Upon the adoption of ASC 606 on February 1, 2018, we recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition) based on the amount of consideration expected to be received. To the extent that the actual consideration received is materially different from estimated variable consideration recognized, we may be required to adjust revenue in subsequent periods.

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

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our industry is characterized by high demand and intense competition for talent.  The pool of qualified candidates is limited, particularly in Silicon Valley and parts of Asia for very-large-scale integration, or VLSI, and computer vision engineers, and certain of our competitors and potential competitors with greater resources have directly targeted our employees.  In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

If we do not generate revenue growth, we may not be able to execute our business plan and our operating results could suffer.

You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In the past, we have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $310.3 million in fiscal year 2017 and to $295.4 million in fiscal year 2018. For the three months ended April 30, 2018, our revenue decreased to $56.9 million resulting in the first quarterly net loss since our IPO in 2012. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $115.5 million, $101.2 million and $82.9 million in fiscal years 2018, 2017 and 2016, respectively. For the three months ended April 30, 2018, our research and development expense was $31.7 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as analytics or computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 14 and 10 nm, can cost significantly more than required to develop in larger process nodes, such as 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our customers purchase components used in the manufacture of their cameras from various sources of supply, often involving several specialized components, including lenses, sensors, and memory chips. Any supply shortage or delay in delivery by third-party component suppliers, or a third-party supplier’s cessation or shut down of its business, may prevent or delay production of our customers’ products. In addition, replacement or substitute components may not be available on commercially reasonable terms, or at all. As a result of delays in delivery or supply shortages of third-party components, orders for our solutions may be delayed or canceled and our business may be harmed. For example, a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in the second and third quarters of fiscal year 2017. Similarly, our ability to generate design wins in some markets, such as the automotive OEM market, may require us to collaborate with third-party software suppliers in order to offer a complete solution to customers. Our inability to successfully collaborate with such third-party suppliers could harm our ability to achieve design wins and harm our business. Errors or defects within a camera system or in the manner in which the various components interact could prevent or delay production of our customers’ products, which could harm our business.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, such as the 10nm process node, and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 10nm, we are increasingly dependent upon Samsung and TSMC, who are two of the few foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end-customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.

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

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personally identifiable information (“PII”) and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. Additionally, in May 2016, the European Union adopted the General Data Protection Regulation that imposed more stringent data protection requirements and provided for greater penalties for noncompliance beginning in May 2018. While we have developed plans to meet these requirements, these plans are subject to many variables that could delay or otherwise affect implementation.  Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to us, damage our reputation and adversely affect our business.

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

Global economic and political conditions, including possible trade tariffs and restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Recent proposed public policy changes and threats of trade tariffs and restrictions between the United States and China may, in our view, create an uncertain business environment. In particular, if tariffs or restrictions are imposed on our products or the products of our customers, there could be a negative impact on our operations and financial performance. For example, the U.S. House of Representatives recently passed H.R. 5515, which if enacted into law, would negatively impact certain customers in the IP Security market. Until we know what changes, if any, are enacted, we cannot predict the impact on our business.

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

Upon the adoption of ASC 606 on February 1, 2018, we recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition) based on the amount of consideration expected to be received. To the extent that the actual consideration received is materially different from estimated variable consideration recognized, we may be required to adjust revenue in subsequent periods.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2019 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2019 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 79%, 73% and 91% of our total revenue in fiscal years 2018, 2017 and 2016, respectively. Sales to customers in Asia accounted for approximately 87% of our total revenue for the three months ended April 30, 2018. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of April 30, 2018, we had approximately $102.0 million in securities investments. The investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the three months ended April 30, 2018:

				Approximate
			Total Number	Dollar Value Of
			Of Shares	Shares That May
			Purchased As	Yet Be Purchased
			Part of Publicly	Under The Plans
	Total Number	Average Price	Announced	Or Programs
	Of Shares	Paid Per Share	Plans Or	(in millions)
Period	Purchased (i)	(ii)	Programs (i)	(i)
February 1, 2018 to February 28, 2018	142,344	$48.05	142,344
March 1, 2018 to March 31, 2018	55,338	48.23	55,338
April 1, 2018 to April 30, 2018	239,766	46.33	239,766
Total	437,448	$47.13	437,448	$11.1

(i)

Our Board of Directors previously authorized a program to repurchase up to $75.0 million of our ordinary shares through June 30, 2017. On May 31, 2017, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our ordinary shares over a twelve-month period commencing July 1, 2017. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of April 30, 2018, we had repurchased an aggregate amount of $95.6 million of our ordinary shares, and we had approximately $11.1 million available to repurchase shares under the program through June 30, 2018.

(ii)	The average price paid per share is calculated by total cash utilized (excluding commission) divided by total shares repurchased during the period.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1(2)*	Description of Executive Bonus Plan for Fiscal Year 2019.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
(2)	Incorporated by reference to the Form 8-K filed on June 7, 2018.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

AMBARELLA, INC.

Date: June 8, 2018	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 8, 2018	By:	/s/ George Laplante
George Laplante
Chief Financial Officer