Form 10-Q
period 2018-07-31
AMBARELLA INC
filed 2018-09-07
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of August 31, 2018 was 32,056,601 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31,	January 31,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$295,289	$346,672
Marketable securities	80,671	87,919
Accounts receivable, net	29,007	31,294
Inventories	30,787	23,383
Restricted cash	9	9
Prepaid expenses and other current assets	2,686	4,006
Total current assets	438,449	493,283
Property and equipment, net	7,010	6,449
Deferred tax assets, non-current	3,760	3,642
Intangible assets, net	12,366	14,417
Goodwill	26,601	26,601
Other non-current assets	2,536	2,257
Total assets	$490,722	$546,649
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	23,381	19,815
Accrued and other current liabilities	23,090	32,178
Income taxes payable	524	936
Deferred revenue, current	583	307
Total current liabilities	47,578	53,236
Other long-term liabilities	10,252	11,226
Total liabilities	57,830	64,462
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2018 and January 31, 2018, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at July 31, 2018 and January 31, 2018, respectively; 32,650,237 shares issued and outstanding at July 31, 2018; 33,489,614 shares issued and outstanding at January 31, 2018	15	15
Additional paid-in capital	188,663	221,186
Accumulated other comprehensive loss	(211)	(279)
Retained earnings	244,425	261,265
Total shareholders’ equity	432,892	482,187
Total liabilities and shareholders' equity	$490,722	$546,649

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue	$62,474	$71,630	$119,412	$135,765
Cost of revenue	24,461	26,825	46,507	49,997
Gross profit	38,013	44,805	72,905	85,768
Operating expenses:
Research and development	32,129	27,538	63,793	54,140
Selling, general and administrative	12,566	11,962	25,744	23,706
Total operating expenses	44,695	39,500	89,537	77,846
Income (loss) from operations	(6,682)	5,305	(16,632)	7,922
Other income, net	732	224	1,524	377
Income (loss) before income taxes	(5,950)	5,529	(15,108)	8,299
Provision for income taxes	927	2,226	1,775	2,432
Net income (loss)	$(6,877)	$3,303	$(16,883)	$5,867
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(0.21)	$0.10	$(0.51)	$0.18
Diluted	$(0.21)	$0.10	$(0.51)	$0.17
Weighted-average shares used to compute net income (loss) per share attributable to ordinary shareholders:
Basic	33,219,152	33,227,717	33,276,976	33,240,767
Diluted	33,219,152	34,572,927	33,276,976	34,629,004

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net income (loss)	$(6,877)	$3,303	$(16,883)	$5,867
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	178	6	68	(12)
Other comprehensive income (loss), net of tax	178	6	68	(12)
Comprehensive income (loss)	$(6,699)	$3,309	$(16,815)	$5,855

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(16,883)	$5,867
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,263	855
Amortization of intangible assets	2,302	1,147
Amortization/accretion of marketable securities	(106)	101
Stock-based compensation	29,325	27,407
Other non-cash items, net	200	44
Changes in operating assets and liabilities:
Accounts receivable	2,287	245
Inventories	(7,404)	2,419
Prepaid expenses and other current assets	1,318	1,618
Deferred tax assets	(118)	(525)
Other assets	(279)	(5)
Accounts payable	3,566	3,511
Accrued liabilities	(9,054)	(9,293)
Income taxes payable	(412)	1,446
Deferred revenue	318	(1,222)
Other long-term liabilities	654	39
Net cash provided by operating activities	6,977	33,654
Cash flows from investing activities:
Purchase of investments	(39,639)	(28,049)
Sales of investments	15,120	4,500
Maturities of investments	31,750	14,840
Purchase of property and equipment	(1,977)	(1,853)
Net cash provided by (used in) investing activities	5,254	(10,562)
Cash flows from financing activities:
Stock repurchase	(65,614)	(38,720)
Proceeds from exercise of stock options and employee stock purchase plan	3,672	3,396
Payment for intangible asset	(1,672)	(901)
Net cash used in financing activities	(63,614)	(36,225)
Net decrease in cash, cash equivalents and restricted cash	(51,383)	(13,133)
Cash, cash equivalents and restricted cash at beginning of period	346,681	322,880
Cash, cash equivalents and restricted cash at end of period	$295,298	$309,747
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,009	$567
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to intangible and fixed assets additions	$286	$9,193

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

A substantial portion of the Company’s revenue is derived from sales through its distributors, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, and directly to one ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 15 for additional information regarding revenue and credit concentration with these customers.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of July 31, 2018 and January 31, 2018, the restricted cash was immaterial. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	July 31, 2018	January 31, 2018	July 31, 2017	January 31, 2017
	(in thousands)
Cash and cash equivalents	$295,289	$346,672	$309,738	$322,872
Restricted cash	9	9	9	8
Total as presented in the consolidated statements of cash flows	$295,298	$346,681	$309,747	$322,880

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and six months ended July 31, 2018 and 2017, respectively.

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

The Company does not amortize goodwill. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of July 31, 2018, there was no IPR&D amortized.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three and six months ended July 31, 2018 and 2017, respectively.

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

The cumulative effects of adjustments on the condensed consolidated balance sheet on February 1, 2018 upon the adoption of ASC 606 were as follows:

	Balance as of		Opening Balance as of
	January 31, 2018	Adjustment	February 1, 2018
	(in thousands)
Deferred revenue, current	$307	$(43)	$264
Retained earnings	$261,265	$43	$261,308

The following table summarizes the impacts of adopting the new revenue standard on our condensed consolidated balance sheets, statements of operations and statements of cash flows as of and for the three and six months ended July 31, 2018:

	July 31, 2018
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands)
Condensed Consolidated Balance Sheets
Assets:
Prepaid expenses and other current assets	$2,686	$(207)	$2,479

Liabilities:
Accounts payable	23,381	(200)	23,181
Accrued and other current liabilities	23,090	(9)	23,081
Income taxes payable	524	57	581
Deferred revenue, current	583	5,789	6,372
Other long-term liabilities	10,252	3	10,255

Equity:
Retained earnings	$244,425	(5,847)	$238,578

	Three Months Ended July 31, 2018
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations
Revenue	$62,474	$(3,395)	$59,079
Cost of revenue	24,461	(1,171)	23,290
Gross profit	38,013	(2,224)	35,789
Loss from operations	(6,682)	(2,224)	(8,906)
Loss before income taxes	(5,950)	(2,224)	(8,174)
Provision for income taxes	927	68	995
Net loss	$(6,877)	$(2,292)	$(9,169)

Net loss per share:
Basic	$(0.21)	$(0.07)	$(0.28)
Diluted	$(0.21)	$(0.07)	$(0.28)

	Six Months Ended July 31, 2018
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations
Revenue	$119,412	$(8,310)	$111,102
Cost of revenue	46,507	(2,771)	43,736
Gross profit	72,905	(5,539)	67,366
Loss from operations	(16,632)	(5,539)	(22,171)
Loss before income taxes	(15,108)	(5,539)	(20,647)
Provision for income taxes	1,775	265	2,040
Net loss	$(16,883)	$(5,804)	$(22,687)

Net loss per share:
Basic	$(0.51)	$(0.17)	$(0.68)
Diluted	$(0.51)	$(0.17)	$(0.68)

The impact of adoption on the comprehensive loss is the same as the impact on net loss.

	Six Months Ended July 31, 2018
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands)
Condensed Consolidated Statements of Cash Flows
Cash flow from operating activities:
Net loss	$(16,883)	$(5,804)	$(22,687)
Prepaid expenses and other current assets	1,318	207	1,525
Accounts payable	3,566	(200)	3,366
Accrued liabilities	(9,054)	(9)	(9,063)
Income taxes payable	(412)	57	(355)
Deferred revenue	318	5,746	6,064
Other long-term liabilities	$654	$3	$657

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

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to the Company's customers. The Company records contract assets when revenue is recognized prior to invoicing. The contract assets are primarily related to the Company’s engineering service agreements and rights to consideration for performance obligations delivered but not billed at the reporting date. The contract assets are transferred to receivables when the billing occurs. As of February 1, 2018, the contract assets were not material. All of the contract assets were either transferred to receivables or recognized as cash receipts as of July 31, 2018.

Contract Liabilities (Deferred Revenues)

Contract liabilities are primarily related to the portion of transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. These contract liabilities are expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. The timing of recognition of these contract liabilities is dependent on the timing and size of future orders under the contract. For the three and six months ended July 31, 2018, the Company did not recognize any material revenue adjustment related to performance obligations satisfied in prior periods released from these contract liabilities.

Contract liabilities are also recorded when cash payments are received in advance of performance for engineering service agreements. The contract liabilities related to these agreements are expected to be recognized when the performance is delivered. For the three and six months ended July 31, 2018, the Company did not recognize any material revenue released from these contract liabilities as a result of performance obligations satisfied in the current period.

As of July 31, 2018 and February 1, 2018, the contract liabilities were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, POs for contracts that are greater than a year was not material as of July 31, 2018 and February 1, 2018.

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

	As of July 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$21,882	$—	$—	$21,882
Commercial paper	20,833	—	—	20,833
Corporate bonds	42,545	1	(163)	42,383
Asset-backed securities	12,551	—	(49)	12,502
U.S. government securities	4,953	—	—	4,953
Total cash equivalents and marketable securities	$102,764	$1	$(212)	$102,553

	As of January 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$13,788	$—	$—	$13,788
Commercial paper	5,480	—	—	5,480
Corporate bonds	53,175	—	(196)	52,979
Asset-backed securities	11,048	—	(44)	11,004
U.S. government securities	18,495	—	(39)	18,456
Total cash equivalents and marketable securities	$101,986	$—	$(279)	$101,707

	As of
	July 31, 2018	January 31, 2018
	(in thousands)
Included in cash equivalents	$21,882	$13,788
Included in marketable securities	80,671	87,919
Total cash equivalents and marketable securities	$102,553	$101,707

The contractual maturities of the investments at July 31, 2018 and January 31, 2018 were as follows:

	As of
	July 31, 2018	January 31, 2018
	(in thousands)
Due within one year	$100,171	$63,476
Due within one to two years	2,382	38,231
Total cash equivalents and marketable securities	$102,553	$101,707

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of July 31, 2018 and January 31, 2018, respectively.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of July 31, 2018 and January 31, 2018:

	As of July 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$21,882	$21,882	$—	$—
Commercial paper	20,833	—	20,833	—
Corporate bonds	42,383	—	42,383	—
Asset-backed securities	12,502	—	12,502	—
U.S. government securities	4,953	—	4,953	—
Total cash equivalents and marketable securities	$102,553	$21,882	$80,671	$—

	As of January 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$13,788	$13,788	$—	$—
Commercial paper	5,480	—	5,480	—
Corporate bonds	52,979	—	52,979	—
Asset-backed securities	11,004	—	11,004	—
U.S. government securities	18,456	—	18,456	—
Total cash equivalents and marketable securities	$101,707	$13,788	$87,919	$—

4. Inventories

Inventories at July 31, 2018 and January 31, 2018 consisted of the following:

	As of
	July 31, 2018	January 31, 2018
	(in thousands)
Work-in-progress	$19,553	$12,073
Finished goods	11,234	11,310
Total	$30,787	$23,383

The increased inventory balance was due to the timing of inventory purchases and is expected to revert to historical levels in the coming quarters.

5. Property and Equipment, Net

Depreciation expense was approximately $0.6 million and $0.5 million for the three months ended July 31, 2018 and 2017, respectively. Depreciation expense was approximately $1.3 million and $0.9 million for the six months ended July 31, 2018 and 2017, respectively.  Property and equipment at July 31, 2018 and January 31, 2018 consisted of the following:

	As of
	July 31, 2018	January 31, 2018
	(in thousands)
Computer equipment and software	$9,175	$8,611
Machinery and equipment	5,398	4,761
Furniture and fixtures	938	917
Leasehold improvements	2,239	2,092
Construction in progress	426	—
	18,176	16,381
Less: accumulated depreciation and amortization	(11,166)	(9,932)
Total property and equipment, net	$7,010	$6,449

6. Intangible Assets

Intangible assets primarily consist of $4.1 million of IPR&D from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $8.3 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of July 31, 2018, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of July 31, 2018, $4.5 million was recorded in accrued and other current liabilities and $2.9 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The carrying amounts of intangible assets as of July 31, 2018 and January 31, 2018 were as follows:

	As of July 31, 2018			As of January 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software licenses	13,655	(5,389)	8,266	13,404	(3,087)	10,317
Total acquired intangible assets	$17,755	$(5,389)	$12,366	$17,504	$(3,087)	$14,417

The amortization expense related to these software licenses was approximately $1.2 million and $0.8 million for the three months ended July 31, 2018 and 2017, respectively. The amortization expense for the six months ended July 31, 2018 and 2017 was approximately $2.3 million and $1.1 million, respectively. The estimated future amortization expense of these software licenses as of July 31, 2018 is as follows:

As of
July 31, 2018
Fiscal Year	(in thousands)
2019	$2,301
2020	4,594
2021	1,371
2022	—
2023	—
Thereafter	—
Total future amortization expenses:	$8,266

There were no intangible asset impairments for the three and six months ended July 31, 2018 and 2017, respectively.

7. Goodwill

On June 25, 2015, the Company completed the acquisition of VisLab, a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. There were no goodwill impairments for the three and six months ended July 31, 2018 and 2017, respectively.

8. Accrued and Other Current Liabilities

Accrued and other current liabilities at July 31, 2018 and January 31, 2018 consisted of the following:

	As of
	July 31, 2018	January 31, 2018
	(in thousands)
Accrued employee compensation	$11,688	$15,977
Accrued warranty	—	1,750
Accrued rebates	432	584
Accrued product development costs	4,205	6,669
Software license liabilities, current	4,506	4,346
Other accrued liabilities	2,259	2,852
Total accrued and other current liabilities	$23,090	$32,178

The Company paid off the warranty liabilities during the first quarter of the current fiscal year.

9. Other Long-Term Liabilities

Other long-term liabilities at July 31, 2018 and January 31, 2018 consisted of the following:

	As of
	July 31, 2018	January 31, 2018
	(in thousands)
Unrecognized tax benefits, including interest	$6,058	$5,352
Deferred tax liabilities, non-current	1,293	1,293
Software license liabilities, non-current	2,856	4,484
Other long-term liabilities	45	97
Total other long-term liabilities	$10,252	$11,226

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of July 31, 2018 and January 31, 2018, respectively.

Ordinary shares

As of July 31, 2018 and January 31, 2018, a total of 200,000,000 ordinary shares were authorized.

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

As of July 31, 2018 and January 31, 2018, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	July 31, 2018	January 31, 2018
Shares reserved for options, restricted stock and restricted stock units under EIP	6,422,836	5,561,653
Shares reserved for ESPP	1,909,046	1,561,841

Shares repurchased

On June 4, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional $100.0 million of the Company’s ordinary shares over a twelve-month period commencing June 5, 2018. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were 1,119,193 shares repurchased during the three months ended July 31, 2018 for approximately $45.0 million in cash and 1,556,641 shares repurchased during the six months ended July 31, 2018 for approximately $65.6 million in cash. As of July 31, 2018, a total of 3,056,525 shares have been repurchased for approximately $140.5 million in cash since the inception of the repurchase program in June 2016 and recorded as a reduction to equity. As of July 31, 2018, there was approximately $66.1 million available for repurchases through June 4, 2019.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Stock-based compensation:
Cost of revenue	$317	$332	$632	$635
Research and development	9,367	8,649	18,127	16,626
Selling, general and administrative	5,446	5,454	10,566	10,146
Total stock-based compensation	$15,130	$14,435	$29,325	$27,407

As of July 31, 2018, total unrecognized compensation cost related to unvested stock options was $5.4 million and is expected to be recognized over a weighted-average period of 2.51 years. Total unrecognized compensation cost related to unvested restricted stock units was $90.2 million and is expected to be recognized over a weighted-average period of 2.56 years. Total unrecognized compensation cost related to unvested restricted stock awards was $2.0 million and is expected to be recognized over a weighted-average period of 0.77 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Stock Options:
Volatility	55%	53%	55%	53%
Risk-free interest rate	2.77%	1.88%	2.73%	2.08%
Expected term (years)	5.38	6.08	5.36	6.07
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	—	—	46%	39%
Risk-free interest rate	—	—	1.95%	0.89%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

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

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2018	1,611,344	$24.56
Granted	60,050	45.74	$23.43
Exercised	(195,179)	4.85		$7,838
Forfeited	(12,026)	53.92
Expired	(6,637)	44.39
Outstanding at July 31, 2018	1,457,552	27.74			4.81	$24,385
Exercisable at July 31, 2018	1,234,750	$23.17			4.13	$24,377

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on July 31, 2018 was $39.18, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated by the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2018	2,103,281	$56.45
Granted	368,369	44.72
Vested	(487,507)	53.48
Forfeited	(23,926)	53.12
Unvested at July 31, 2018	1,960,217	$55.03

As of July 31, 2018, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $76.8 million.

12. Net Income (Loss) Per Ordinary Share

The following table sets forth the computation of basic and diluted net income (loss) per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(6,877)	$3,303	$(16,883)	$5,867
Denominator:
Weighted-average ordinary shares - basic	33,219,152	33,227,717	33,276,976	33,240,767
Effect of potentially dilutive securities:
Employee stock options	—	984,064	—	995,107
Restricted stock and restricted stock units	—	356,253	—	389,498
Employee stock purchase plan	—	4,893	—	3,632
Weighted-average ordinary shares - diluted	33,219,152	34,572,927	33,276,976	34,629,004
Net income (loss) per ordinary share:
Basic	$(0.21)	$0.10	$(0.51)	$0.18
Diluted	$(0.21)	$0.10	$(0.51)	$0.17

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income (loss) per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Options to purchase ordinary shares	1,077,045	271,516	1,134,670	266,619
Restricted stock and restricted stock units	1,245,210	796,472	1,120,654	854,799
Employee stock purchase plan	7,202	—	23,542	12,974
	2,329,457	1,067,988	2,278,866	1,134,392

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Income (loss) before income taxes	$(5,950)	$5,529	$(15,108)	$8,299
Provision for income taxes	927	2,226	1,775	2,432
Effective tax rate	(15.6%)	40.3%	(11.7%)	29.3%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the United States. The new tax legislation contains several provisions that will impact the Company, including the reduction of the corporate income tax rate from 35% to 21%, acceleration of business asset expensing, and a reduction in the amount of executive pay that may qualify as a tax deduction, among others. Income tax expense recorded for the three and six months ended July 31, 2018 includes the impact of the new tax legislation as currently interpreted by the Company.

Due to the complexities of the new tax legislation, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows for the recognition of provisional amounts during a measurement period. The measurement period begins in the reporting period that includes the Tax Act’s enactment date and ends when the additional information is obtained, prepared, or analyzed to complete the accounting requirements under ASC Topic 740. The measurement period should not extend beyond one year from the enactment date. The Company recorded provisional estimates for the fiscal year ended January 31, 2018 for the following: the revaluation of deferred tax assets and liabilities to reflect the 21 percent corporate tax rate, whether to elect to expense or depreciate new capital equipment, and the US state tax impact to the aforementioned items. As of July 31, 2018, the Company continues to evaluate the provisional amounts recorded for the fiscal year ended January 31, 2018 and has recorded no adjustments. The Company will continue to assess the impact of the new tax legislation, as well as its application to its business operations.

The decreased income tax expense for the three and six months ended July 31, 2018 was primarily due to a reduction in the U.S. statutory rate from 35% to 21%, and a decrease in non-deductible stock-based compensation expense, which was partially offset by a decrease in the proportion of profits generated in lower tax jurisdictions and losses incurred in jurisdictions for which the Company was not able to recognize a related tax benefit.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2018, the gross amount of unrecognized tax benefits was approximately $35.8 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

14. Commitments and Contingencies

The Company leases its principal and other facilities under operating lease agreements. Net operating lease expense for the three months ended July 31, 2018 and 2017 was approximately $1.1 million and $1.2 million, respectively. Net operating lease expense for the six months ended July 31, 2018 and 2017 was approximately $2.3 million and $2.9 million, respectively. Future annual minimum payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
July 31, 2018
Fiscal Year	(in thousands)
2019	$1,933
2020	3,026
2021	1,187
2022	328
2023	79
Total future annual minimum lease payments	$6,553

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon agreement between the Company and the third-party manufacturers. As of July 31, 2018 and January 31, 2018, total manufacturing purchase commitments were approximately $22.1 million and $24.3 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of July 31, 2018 and January 31, 2018, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Taiwan	$39,144	$48,052	$72,350	$94,468
Asia Pacific	18,045	12,291	34,401	24,050
Europe	2,875	6,444	7,457	8,344
North America other than United States	1,503	2,979	3,509	4,984
United States	907	1,864	1,695	3,919
Total revenue	$62,474	$71,630	$119,412	$135,765

As of July 31, 2018, substantially all of the Company’s property and equipment, net were located in the United States and Asia Pacific region with approximate net amounts of $2.5 million and $3.0 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 63% and 15% of total revenue for the three months ended July 31, 2018, respectively, and accounted for approximately 61% and 13% of total revenue for the six months ended July 31, 2018, respectively. For the three and six months ended July 31, 2017, the only customer representing 10% or more of revenue and accounts receivable was Wintech, which accounted for approximately 67% and 70% of total revenue, respectively. Accounts receivable with Wintech and Chicony was approximately $14.7 million and $9.5 million as of July 31, 2018, respectively.

16. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company enters into software license agreements with Cadence Design Systems, Inc. (“Cadence”) from time to time. The Chief Executive Officer of Cadence, who is also the President and a Director of Cadence, was a member of the Company’s Board of Directors until June 7, 2017. In March 2017, the Company entered into a noncancelable software license agreement with Cadence. Under this agreement, the Company committed to pay an aggregate amount of $10.3 million through January 2020. As of July 31, 2018, the unpaid liabilities associated with this agreement were approximately $5.1 million. The Company paid $0.9 million to Cadence for the three months ended July 31, 2018 and 2017, respectively. The Company paid $1.7 million and $1.0 million to Cadence for the six months ended July 31, 2018 and 2017, respectively. License expenses related to the agreements with Cadence included in research and development expense were approximately $0.8 million for the three months ended July 31, 2018 and 2017, respectively. License expenses related to these agreements were approximately $1.7 million and $1.6 million for the six months ended July 31, 2018 and 2017, respectively.

17. Subsequent Events

From August 1, 2018 to September 6, 2018, the Company repurchased a total of 598,892 shares for approximately $23.1 million in cash. As of September 6, 2018, the Company had repurchased a total of 3,655,417 shares for approximately $163.6 million in cash and there was approximately $43.0 million available for repurchases under the repurchase program through June 4, 2019.

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

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity and our ability to compete in such markets, our product strategy, our ability to develop and introduce new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our expectations about seasonality, taxes and operating expenses, the availability of third-party components and economic conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the commercial success of our customers’ products; our growth strategy; fluctuations in our operating results; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate or seek to operate; our expectations regarding computer vision; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content in wearable cameras, automotive cameras, Internet Protocol, or IP, security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs or drones, and virtual reality cameras, also referred to as 360° cameras. In the infrastructure market, our solutions efficiently manage IP video traffic, broadcast encoding, transcoding and IP video delivery applications. We have also recently introduced, and continue to develop, solutions to address emerging markets, such as the incorporation of computer vision functionality for OEM automotive advanced driving assistance systems and robotics markets.

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

Financial Highlights and Trends

•

We recorded revenue of $62.5 million and $119.4 million for the three and six months ended July 31, 2018, respectively. This represented decreases of 12.8% and 12.0% for the three and six months ended July 31, 2018, respectively, as compared to the same periods in the prior fiscal year. The decrease in revenue was primarily attributable to declines in revenue from wearable camera markets, including sports camera, virtual reality and non-sports wearable camera markets. The decrease was also attributable to a major customer in the drone market shifting its consumer-based drones to competitive solutions, as well as continued weakness from smaller consumer drone customers. The declines in revenue in the wearable camera and drone markets were partially offset by revenue growth in the IP security and automotive camera markets. The IP security camera market demonstrated strong growth, led by expansion of revenues from the consumer home security market. In the automotive camera market, increases in shipments of OEM automotive video recorders in the Japan and China regions resulted in strong revenue growth in that market for the three and six months ended July 31, 2018.

•

We recorded operating losses of $6.7 million and $16.6 million for the three and six months ended July 31, 2018, respectively, as compared to operating income of $5.3 million and $7.9 million for the three and six months ended July 31, 2017, respectively. The decreases were primarily due to decreased revenue and increased expenses incurred primarily in support of new applications in the automotive OEM market as well as development of our computer vision based solutions. The increase in expenses relates primarily to increased stock-based compensation expense, increased research and development headcount costs, as well as chip tape-out fees associated with product development.

•

We generated cash flows from operating activities of $7.0 million for the six months ended July 31, 2018, as compared to $33.7 million for the six months ended July 31, 2017. The decreased cash flows from operating activities were primarily due to decreased net income as a result of decreased revenue and increased operating expenses. The decrease in cash flows from operating activities also was attributable to increased inventory purchases that are expected to revert to historical levels in the coming quarters. The decreased cash flows from operating activities were partially offset by increased cash receipts associated with the timing of payments from customers.

•

On June 4, 2018, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our ordinary shares over a twelve-month period commencing June 5, 2018. We repurchased 1,119,193 shares for approximately $45.0 million in cash during the three months ended July 31, 2018 and 1,556,641 shares for approximately $65.6 million in cash during the six months ended July 31, 2018. As of July 31, 2018, we had repurchased a total of 3,056,525 shares for approximately $140.5 million in cash since the inception of the repurchase programs in June 2016 and approximately $66.1 million remained available for repurchases under the repurchase program through June 4, 2019. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Factors Affecting Our Performance

Design Wins. We closely monitor design wins by customer and end market. We consider design wins to be critical to our future success, although a design win may not successfully materialize into revenue, and even if it does result in revenue, the amount generated by each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers and internal estimations of customer demand factoring in the expected time to market for end customer products incorporating our solutions and associated revenue potential. Our ability to accurately forecast demand, however, can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Since that time, we have developed technologies to provide solutions for new markets as they emerged, such as the wearable, IP security, UAV and automotive camera markets. Since fiscal year 2013, the wearable sports and professional IP security markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that expansion into new markets is required to facilitate revenue growth and customer diversification as wearable camera and UAV camera markets have recently slowed. While we will continue to expand our end market exposure, such as to home security and monitoring cameras, non-sports wearable cameras, UAVs, automotive, virtual reality cameras and robotics applications, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Customer Product Life Cycle. We estimate our customers’ product life cycles based on the customer, type of product and end market. In general, products launched in the camera market have shorter life cycles than those sold into the infrastructure market. We typically commence commercial shipments from six to 18 months following a design win; however, in some markets, more lengthy product and development cycles are possible, depending on the scope and nature of the project. A portable consumer device typically has a product life cycle of six to 18 months. We anticipate that the product development and product life cycles will typically be longer in the OEM automotive and robotics markets. In the infrastructure market, the product life cycle can range from 24 to 60 months.

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue	$62,474	$71,630	$119,412	$135,765
Cost of revenue	24,461	26,825	46,507	49,997
Gross profit	38,013	44,805	72,905	85,768
Operating expenses:
Research and development	32,129	27,538	63,793	54,140
Selling, general and administrative	12,566	11,962	25,744	23,706
Total operating expenses	44,695	39,500	89,537	77,846
Income (loss) from operations	(6,682)	5,305	(16,632)	7,922
Other income, net	732	224	1,524	377
Income (loss) before income taxes	(5,950)	5,529	(15,108)	8,299
Provision for income taxes	927	2,226	1,775	2,432
Net income (loss)	$(6,877)	$3,303	$(16,883)	$5,867

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	39	37	39	37
Gross profit	61	63	61	63
Operating expenses:
Research and development	51	38	53	40
Selling, general and administrative	20	17	22	17
Total operating expenses	71	55	75	57
Income (loss) from operations	(10)	8	(14)	6
Other income, net	1	—	1	—
Income (loss) before income taxes	(9)	8	(13)	6
Provision for income taxes	2	3	1	2
Net income (loss)	(11)%	5%	(14)%	4%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our distributors. Our SoC solutions have been primarily used in the camera markets, such as IP security, wearable, drone and automotive video recorder cameras. Although we expect these camera markets to continue to generate revenue for the foreseeable future, we are introducing new SoCs targeting emerging computer vision applications in the OEM automotive, IP security and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

We have historically experienced seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being the highest revenue quarter. This fluctuation has been driven primarily by increased sales in consumer camera markets as our customers build inventories in preparation for the holiday shopping season. More generally, our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

The end markets into which we sell our products have seen significant changes as consumer preferences have evolved in response to new technologies. As a result, the composition and timing of our revenue may differ meaningfully during periods of technology or consumer preference changes. We expect shifts in consumer use of video capture to continue to change over time, as computer vision specialized use cases emerge and video capture continues to proliferate.

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, cost of fabrication of mask sets for prototype products, and allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of computer vision technology, especially for the OEM automotive market.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated depreciation and facility expenses. We expect our selling, general and administrative expense to increase in absolute dollars as we continue to maintain the infrastructure and expand the size of our sales and marketing organization to support our business strategy of addressing new opportunities with our computer vision technology.

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

On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into law in the United States. The new tax legislation makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that are generally effective for taxable years beginning after December 31, 2017. We continue to evaluate the impacts of the legislation, as well as its applications to our business operations. Refer to Note 13, “Income Taxes”, of Notes to Condensed Consolidated Financial Statements included in this report for details of our evaluation.

Comparison of the Three and Six Months Ended July 31, 2018 and 2017

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$62,474	$71,630	$(9,156)	(12.8)%	$119,412	$135,765	$(16,353)	(12.0)%

The decreased revenue for the three and six months ended July 31, 2018, as compared to the same periods in the prior fiscal year, was primarily attributable to declines in revenue from wearable camera markets, including sports camera, virtual reality and non-sports wearable camera markets. The decrease was also attributable to a major customer in the drone market shifting its consumer-based drones to competitive solutions, as well as continued weakness from smaller consumer drone customers. The declines in revenue in the wearable camera and drone markets were partially offset by revenue growth in the IP security and automotive camera markets. The IP security camera market demonstrated strong growth, led by expansion of revenues from the consumer home security market. In the automotive camera market, increases in shipments of OEM automotive video recorders in the Japan and China regions resulted in strong revenue growth in that market for the three and six months ended July 31, 2018.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$24,461	$26,825	$(2,364)	(8.8)%	$46,507	$49,997	$(3,490)	(7.0)%
Gross profit	38,013	44,805	(6,792)	(15.2)%	72,905	85,768	(12,863)	(15.0)%
Gross margin	60.8%	62.6%	—	(1.8)%	61.1%	63.2%	—	(2.1)%

Cost of revenue decreased for the three and six months ended July 31, 2018, as compared to the same periods in the prior fiscal year, primarily due to a lower average cost of solutions shipped in our primary markets, which were partially offset by increases in the number of SoCs shipped in those markets in the current fiscal periods as compared to the same periods in the prior fiscal year.

Gross margin decreased for the three and six months ended July 31, 2018, as compared to the same periods in the prior fiscal year, primarily due to an increase in the percentage of our total revenue that was derived from the lower gross margin IP security camera market combined with a decline in revenue from the higher gross margin UAV camera market.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$32,129	$27,538	$4,591	16.7%	$63,793	$54,140	$9,653	17.8%

Research and development expense increased for the three and six months ended July 31, 2018, as compared to the same periods in the prior fiscal year, primarily due to an increase in engineering headcount and chip development cost associated with the development of our new computer vision technology for our current markets, as well as emerging markets such as the automotive OEM and robotics markets. Our research and development engineering headcount increased to 547 at July 31, 2018 compared to 497 at July 31, 2017. The increased engineering headcount resulted in an increase in salary related expenses of approximately $2.0 million and $3.9 million for the three and six months ended July 31, 2018, respectively. The increased research and development expense was also attributable to additional stock-based compensation expense of approximately $0.7 million and $1.5 million for the three and six months ended July 31, 2018, respectively, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees. SoC development related costs increased by approximately $1.8 million and $3.8 million for the three and six months ended July 31, 2018, respectively, due to the timing and number of chips in development.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Selling, general and administrative	$12,566	$11,962	$604	5.0%	$25,744	$23,706	$2,038	8.6%

Selling, general and administrative expense increased for the three and six months ended July 31, 2018, as compared to the same periods in the prior fiscal year, primarily due to our selling, general and administrative headcount increasing to 174 at July 31, 2018 compared to 165 at July 31, 2017. The increased headcount resulted in increases in salary related expenses of approximately $0.6 million and $1.0 million for the three and six months ended July 31, 2018, respectively. For the six months ended July 31, 2018, the increase was also attributable to additional stock-based compensation expense of approximately $0.4 million, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees, and approximately $0.5 million of additional expenditures on outside professional services to support our business.

Other Income, Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Other income, net	$732	$224	$508	226.8%	$1,524	$377	$1,147	304.2%

The increase in other income, net, for the three and six months ended July 31, 2018, as compared to the same periods in the prior fiscal year, was primarily due to approximately $383,000 and $801,000 of additional interest income from our deposits and debt security investments, respectively.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$927	$2,226	$(1,299)	(58.4)%	$1,775	$2,432	$(657)	(27.0)%
Effective tax rate	(15.6)%	40.3%	—	(55.9)%	(11.8)%	29.3%	—	(41.1)%

The quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The decreased income tax expense for the three and six months ended July 31, 2018, as compared to the same periods in the prior fiscal year, was primarily due to a reduction in the U.S. statutory rate from 35% to 21%, and a decrease in non-deductible stock-based compensation expense, which was partially offset by a decrease in the proportion of profits generated in lower tax jurisdictions and losses incurred in jurisdictions for which the Company was not able to recognize a related tax benefit.

Liquidity and Capital Resources

As of July 31, 2018 and January 31, 2018, we had cash, cash equivalents and marketable securities of approximately $376.0 million and $434.6 million, respectively.  We invest in highly liquid, short-term marketable securities and hold these investments as available-for-sale securities. As of July 31, 2018, these securities had a fair value of approximately $102.6 million with insignificant unrealized losses caused by fluctuations in market value.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$6,977	$33,654
Net cash provided by (used in) investing activities	5,254	(10,562)
Net cash used in financing activities	(63,614)	(36,225)
Net decrease in cash and cash equivalents	$(51,383)	$(13,133)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the six months ended July 31, 2018, primarily due to decreased net income as a result of decreased revenue and increased operating expenses. The decrease in cash flows from operating activities also was attributable to increased inventory purchases that are expected to revert to historical levels in the coming quarters. The decreased cash flows from operating activities were partially offset by increased cash receipts associated with the timing of payments from customers.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased for the six months ended July 31, 2018, primarily due to an increase of approximately $27.5 million in cash receipts from the sale and maturity of debt securities, which was partially offset by approximately $11.6 million of additional investments in debt securities.

Net Cash Used in Financing Activities

Net cash used in financing activities increased for the six months ended July 31, 2018 compared to the same period in the prior fiscal year, primarily due to additional payments of $26.9 million in cash for the repurchase of our ordinary shares under our stock repurchase program, as well as additional payments of $0.8 million in cash for intangible assets, primarily software licenses, purchased in fiscal year 2018.

Stock Repurchase Program

On June 4, 2018, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our ordinary shares over a twelve-month period commencing June 5, 2018. Since the inception of the repurchase programs in June 2016, a total of $225.0 million has been authorized and we have repurchased a total of 3,056,525 shares for approximately $140.5 million in cash. As of July 31, 2018, approximately $66.1 million remained available for repurchases under the repurchase program through June 4, 2019. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Operating and Capital Expenditure Requirements

As of July 31, 2018, we had cash, cash equivalents and marketable securities of approximately $376.0 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of July 31, 2018, we had purchase obligations with our independent contract manufacturers of $22.1 million.

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

Off-Balance Sheet Arrangements

As of July 31, 2018, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2018 and January 31, 2018, we had cash, cash equivalents, marketable securities and restricted cash totaling $376.0 million and $434.6 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Similarly, even if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in its recently introduced mainstream cameras, which has had and will continue to have a significant negative impact on our revenue. In fiscal year 2018, revenues from direct shipments to GoPro and from shipments to GoPro’s ODMs combined accounted for approximately 13% of our total revenue. We currently anticipate that revenue from GoPro will represent an immaterial percentage of our total revenue in fiscal year 2019 and beyond. Similarly, DJI, our largest unmanned aerial vehicle, also referred to as UAVs or drone, customer has begun using competing solutions in many of its mainstream products, which has negatively impacted DJI’s demand for our solutions.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal years 2018, 2017 and 2016, sales directly and through our distributors to our five largest ODM and OEM customers collectively accounted for approximately 51%, 56% and 56% of our total revenue, respectively, and sales to our ten largest ODM and OEM customers collectively accounted for approximately 65%, 68% and 69% of our total revenue, respectively. For the six months ended July 31, 2018, sales directly and through our distributors to our five largest ODM and OEM customers collectively accounted for approximately 50% of our total revenue, and sales to our ten largest ODM and OEM customers collectively accounted for approximately 63% of our total revenue. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in one of its recently introduced mainstream cameras, which had and will continue to have a significant negative impact on our revenue. Similarly, our customer DJI has recently introduced UAVs incorporating competing solutions that have reduced, and will continue to reduce, DJI’s demand for our solutions. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced through sales to other customers in that market.

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

To date, our revenue has been primarily attributable to demand for our video and image processing SoCs in the camera market and infrastructure market. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We now derive substantially all of our revenue from the camera market, and our operating results are increasingly affected by trends in such market. These trends include demand for higher resolution, increased functionality, longer battery life, greater storage, connectivity requirements and computer vision technology, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted the camera market in a relatively short period of time and continues to impact this market. In the Internet Protocol, or IP, security camera market, a slower than expected adoption rate for digital technology in place of analog solutions could slow the demand for our solutions. We have recently experienced declines in demand for our solutions in several consumer camera markets, including wearable cameras, virtual reality cameras and UAVs, which we expect will continue through the second half of fiscal year 2019. In the automotive market, a slower than anticipated adoption of advanced driving assistance systems and autonomous driving functionality could reduce demand for our new computer vision solutions. If our target markets, such as automotive cameras, IP security cameras, wearable cameras, and UAV cameras, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

If we fail to penetrate new markets, our revenue and financial condition could be harmed.

In the past several years, substantially all of our revenue was generated from sales of our products to OEMs and ODMs of HD video cameras. Our future revenue growth, if any, will depend in part on our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, the automotive camera market, and the UAV market, as well as emerging markets such as the virtual reality camera, OEM automotive and robotics markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. For example, we expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including automotive, IP security, UAV, wearable camera and robotics markets.  As a result, we believe that our ability to develop advanced computer vision technology and gain customer acceptance of our technology will be critical to our future success. Development of products to address new markets, such as the OEM automotive and robotics markets, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term. In addition, we anticipate that as we move into new markets, such as the OEM automotive and robotics markets, we will likely face competition from larger competitors with greater resources and more history in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully with our solutions, our revenue could decline and our financial condition will be negatively impacted.

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

Our failure to anticipate or timely develop new or enhanced solutions in response to technological shifts could result in decreased revenue and our competitors achieving design wins that we sought. In particular, we may experience difficulties with product design, development of new software, manufacturing, marketing or qualification that could delay or prevent our development, introduction or marketing of new or enhanced solutions. In addition, for some markets, such as the automotive OEM market, we expect that we will need to establish relationships with third-party suppliers or software providers in order to effectively market our solutions to end-customers. Failure to establish these relationships could harm our ability to achieve design wins. Delays in product development could impair our relationships with our customers and negatively impact sales of our solutions under development. Moreover, it is possible that our customers may develop their own product or adopt a competitor’s solution for products that they currently buy from us. If we fail to introduce new or enhanced solutions that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our operating results will be adversely affected.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, in the first half of fiscal year 2017 and in the fourth quarter of fiscal year 2018, our revenue declined 21% and 19%, respectively, compared to the same periods in the prior fiscal years. In the first half of fiscal year 2019, our revenue declined 12% and we incurred our first net losses since our initial public offering, or IPO, in 2012. The reduced revenues resulted in a substantial decline in cash flows from operating activities. We may experience similar declines in the future, which would harm our operating results.

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

Our customers generally take a considerable amount of time to evaluate our solutions. The typical time from early engagement by our sales force to actual product introduction runs from nine to 12 months for the camera market and 12 to 24 months for the infrastructure market, though it will likely take longer in new markets such as the OEM automotive and robotics markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our SoC solutions and harm our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our solutions, our business would suffer.

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

The global semiconductor market in general, and the video and image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, functionality, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets. We also expect that the trend among large OEMs to seek to develop their own semiconductor solutions will continue and expand, particularly in camera markets experiencing consolidation, such as the IP security market. In addition, as we move into new markets, such as the OEM automotive and robotics markets, we will face competition from larger competitors with longer histories in these markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony Corporation, or Sony, and Panasonic Corporation, as well as HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., and Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation. In the IP security camera market, our primary competitors include Fullhan Microelectronics Co., Ltd., Geo Semiconductor, Inc., Grain Media, Inc., which was recently acquired by Novatek Microelectronics Corp., or Novatek, HiSilicon, Intel Corporation, or Intel, Movidius Ltd., which was recently acquired by Intel, OmniVision Technologies, Inc., or OmniVision, Qualcomm Incorporated, or Qualcomm,  Realtek Semiconductor Corp., Socionext, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony. In the automotive camera market, we currently compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek, NXP Semiconductors N.V., OmniVision, Qualcomm, Renesas Electronics Corporation, Sunplus Technology Co. Ltd., and Texas Instruments.  Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm. Our primary competitors in the infrastructure market include GigPeak, Inc., Intel, and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products competitive with ours. In addition, certain third-party developers of technology competitive to our solutions have licensed their technology, including image signal processing and computer vision IP, which potentially enables a greater number of competitors to offer competitive solutions. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as potential new competitors enter these markets.

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

We currently derive substantially all of our revenue from the sale of our SoCs for use in the camera market and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in the camera market is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, or does not continue to grow or does not grow as expected, our revenue would decline and our business would be harmed.

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

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 59%, 60% and 67% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Approximately 61% of our revenue was derived from sales through Wintech for the six months ended July 31, 2018. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2019, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In the past, we have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $310.3 million in fiscal year 2017 and to $295.4 million in fiscal year 2018. For the six months ended July 31, 2018, our revenue decreased to $119.4 million resulting in the first net losses since our IPO in 2012. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

If we are unable to manage any future growth, we may not be able to execute our business plan and our operating results could suffer.

Our business has grown rapidly. Our future operating results depend to a large extent on our ability to successfully manage any expansion and growth, including the challenges of managing a company with headquarters in the United States and the majority of its employees in Asia. We are increasing our investment in research and development and other functions to grow our business and address new markets, such as the OEM automotive and robotics markets. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

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

We are likely to incur the costs associated with these increased investments earlier than some of the anticipated benefits, and the return on these investments, if any, may be lower, may develop more slowly than we expect or may not materialize. In addition, development of products to address emerging markets, such as the OEM automotive and robotics markets, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $115.5 million, $101.2 million and $82.9 million in fiscal years 2018, 2017 and 2016, respectively. For the six months ended July 31, 2018, our research and development expense was $63.8 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as analytics or computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10 and 7 nm, can cost significantly more than required to develop in larger process nodes, such as 28 nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, such as the 10nm or 7nm process node, and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 10nm, we are increasingly dependent upon Samsung and TSMC, who are two of the few foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end-customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.

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

Our security systems are designed to maintain the physical security of our facilities and information systems and protect our customers’, suppliers’ and employees’ confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems or the existence of computer viruses in our data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Security breaches, computer malware and computer hacking attacks have become more prevalent and sophisticated. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties or create system disruptions. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our information systems and cause disruptions of our business. Data security breaches may also result from non-technical means, for example, actions by an employee. Any theft or misuse of this information could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We also rely on a number of third-party “cloud-based” service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We are subject to governmental laws, regulations and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personally identifiable information, or PII, and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. For example, in May 2016, the European Union adopted the General Data Protection Regulation that imposed more stringent data protection requirements and provided for greater penalties for noncompliance beginning in May 2018. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to us, damage our reputation and adversely affect our business.

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

Recent proposed public policy changes and threats of trade tariffs and restrictions between the United States and China may, in our view, create an uncertain business environment. In particular, if tariffs or restrictions are imposed on our products or the products of our customers, there could be a negative impact on our operations and financial performance. For example, H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019, which was recently enacted into law and will go into effect in calendar year 2019, will negatively impact our two largest China IP security customers and likely decrease their demand for our solutions. While we anticipate that this new law will likely have a negative impact on our revenue in the near term due to uncertainty relating to these customers, we cannot yet predict the longer term impact on our business.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, on October 5, 2015 the Organization for Economic Co-operation and Development, or OECD, which represents a coalition of member countries, released its final reports from the BEPS Action Plans. The final reports include recommendations covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. These changes, which have been or are in the process of being adopted by numerous countries, could increase uncertainties and may adversely affect our provision for income taxes.

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

The Tax Act signed on December 22, 2017 may have changed the consequences to U.S. shareholders that own, or are considered to own, as a result of the attribution rules, ten percent or more of the voting power or value of the stock of a non-U.S. corporation (a 10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations, or CFCs.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 79%, 73% and 91% of our total revenue in fiscal years 2018, 2017 and 2016, respectively. Sales to customers in Asia accounted for approximately 89% of our total revenue for the six months ended July 31, 2018. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of July 31, 2018, we had approximately $102.6 million in securities investments. The investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the three months ended July 31, 2018:

Approximate
			Total Number	Dollar Value Of
			Of Shares	Shares That May
			Purchased As	Yet Be Purchased
			Part of Publicly	Under The Plans
	Total Number	Average Price	Announced	Or Programs
	Of Shares	Paid Per Share	Plans Or	(in millions)
Period	Purchased (i)	(ii)	Programs (i)	(i)
May 1, 2018 to May 31, 2018	—	$—	—
June 1, 2018 to June 30, 2018	488,299	41.92	488,299
July 1, 2018 to July 31, 2018	630,894	38.83	630,894
Total	1,119,193	$40.18	1,119,193	$66.1

(i)

Our Board of Directors previously authorized a program to repurchase up to $125.0 million of our ordinary shares through June 30, 2018. On June 4, 2018, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our ordinary shares over a twelve-month period commencing June 5, 2018. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of July 31, 2018, we had repurchased an aggregate amount of $140.5 million of our ordinary shares, and we had approximately $66.1 million available to repurchase shares under the program through June 4, 2019.

(ii)	The average price paid per share is calculated by total cash utilized (excluding commission) divided by total shares repurchased during the period.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1(2)*	Description of Executive Bonus Plan for Fiscal Year 2019.

10.2	Employment Offer Letter entered with Casey Eichler dated July 26, 2018.

10.3

Amended and Restated Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer.

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

AMBARELLA, INC.

Date: September 7, 2018	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 7, 2018	By:	/s/ Kevin C. Eichler
Kevin C. Eichler
Chief Financial Officer