Form 10-Q
period 2018-10-31
AMBARELLA INC
filed 2018-12-07
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of ordinary shares, $0.00045 par value, of the Registrant, outstanding as of December 3, 2018 was 32,051,011 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31,	January 31,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$212,338	$346,672
Marketable securities	136,279	87,919
Accounts receivable, net	32,417	31,294
Inventories	23,328	23,383
Restricted cash	11	9
Prepaid expenses and other current assets	3,309	4,006
Total current assets	407,682	493,283
Property and equipment, net	6,746	6,449
Deferred tax assets, non-current	3,927	3,642
Intangible assets, net	11,222	14,417
Goodwill	26,601	26,601
Other non-current assets	2,470	2,257
Total assets	$458,648	$546,649
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	11,134	19,815
Accrued and other current liabilities	25,615	32,178
Income taxes payable	755	936
Deferred revenue, current	405	307
Total current liabilities	37,909	53,236
Other long-term liabilities	9,600	11,226
Total liabilities	47,509	64,462
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2018 and January 31, 2018, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at October 31, 2018 and January 31, 2018, respectively; 32,149,520 shares issued and outstanding at October 31, 2018; 33,489,614 shares issued and outstanding at January 31, 2018	14	15
Additional paid-in capital	175,906	221,186
Accumulated other comprehensive loss	(185)	(279)
Retained earnings	235,404	261,265
Total shareholders’ equity	411,139	482,187
Total liabilities and shareholders' equity	$458,648	$546,649

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue	$57,286	$89,062	$176,698	$224,827
Cost of revenue	22,701	32,448	69,208	82,445
Gross profit	34,585	56,614	107,490	142,382
Operating expenses:
Research and development	31,653	29,796	95,446	83,936
Selling, general and administrative	12,354	11,700	38,098	35,406
Total operating expenses	44,007	41,496	133,544	119,342
Income (loss) from operations	(9,422)	15,118	(26,054)	23,040
Other income, net	993	319	2,517	696
Income (loss) before income taxes	(8,429)	15,437	(23,537)	23,736
Provision for income taxes	592	3,713	2,367	6,145
Net income (loss)	$(9,021)	$11,724	$(25,904)	$17,591
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(0.28)	$0.35	$(0.79)	$0.53
Diluted	$(0.28)	$0.34	$(0.79)	$0.51
Weighted-average shares used to compute net income (loss) per share attributable to ordinary shareholders:
Basic	32,171,890	33,128,761	32,908,614	33,203,432
Diluted	32,171,890	34,358,893	32,908,614	34,538,968

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net income (loss)	$(9,021)	$11,724	$(25,904)	$17,591
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	26	(34)	94	(46)
Other comprehensive income (loss), net of tax	26	(34)	94	(46)
Comprehensive income (loss)	$(8,995)	$11,690	$(25,810)	$17,545

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(25,904)	$17,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,901	1,306
Amortization of intangible assets	3,454	2,018
Amortization/accretion of marketable securities	(311)	152
Stock-based compensation	44,937	42,075
Other non-cash items, net	358	93
Changes in operating assets and liabilities:
Accounts receivable	(1,123)	(8,601)
Inventories	55	(952)
Prepaid expenses and other current assets	700	380
Deferred tax assets	(285)	(762)
Other assets	(213)	10
Accounts payable	(8,681)	6,253
Accrued liabilities	(5,192)	(2,460)
Income taxes payable	(181)	1,879
Deferred revenue	140	(2,206)
Other long-term liabilities	843	3,518
Net cash provided by operating activities	10,498	60,294
Cash flows from investing activities:
Purchase of investments	(139,816)	(53,786)
Sales of investments	50,618	8,500
Maturities of investments	40,928	34,460
Purchase of property and equipment	(2,380)	(2,402)
Net cash used in investing activities	(50,650)	(13,228)
Cash flows from financing activities:
Stock repurchase	(96,419)	(51,505)
Proceeds from exercise of stock options and employee stock purchase plan	4,722	4,961
Payment for intangible asset	(2,483)	(2,460)
Net cash used in financing activities	(94,180)	(49,004)
Net decrease in cash, cash equivalents and restricted cash	(134,332)	(1,938)
Cash, cash equivalents and restricted cash at beginning of period	346,681	322,880
Cash, cash equivalents and restricted cash at end of period	$212,349	$320,942
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,263	$762
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to intangible and fixed assets additions	$299	$10,731

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. In order to limit the exposure of each investment, the cash equivalents and marketable securities consist primarily of money market funds, certificates of deposit, asset-backed securities, commercial paper, U.S. government securities and debt securities of corporations which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

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

The Company classifies these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive loss in the condensed consolidated balance sheets. The amortization of premiums and accretion of discounts and the realized gains and losses are both recorded in other income, net, in the condensed consolidated statements of operations. The Company reviews its investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, the Company considers the following factors: (i) general market conditions, (ii) the duration and extent to which the fair value is less than cost and (iii) the Company’s intent and ability to hold the investment.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of October 31, 2018 and January 31, 2018, the restricted cash was immaterial. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	October 31, 2018	January 31, 2018	October 31, 2017	January 31, 2017
	(in thousands)
Cash and cash equivalents	$212,338	$346,672	$320,933	$322,872
Restricted cash	11	9	9	8
Total as presented in the consolidated statements of cash flows	$212,349	$346,681	$320,942	$322,880

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and nine months ended October 31, 2018 and 2017, respectively.

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

The Company does not amortize goodwill. Acquired IPR&D is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of October 31, 2018, there was no IPR&D amortized.

Revenue Recognition

Effective February 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts that were not completed as of February 1, 2018. Results for reporting periods beginning after February 1, 2018 are presented under ASC 606. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605, Revenue Recognition (“ASC 605”). The most significant impacts of this new guidance for the Company relate to the determination of transaction price and the timing of revenue recognition for transactions with its distributors. As a result, the Company now recognizes product revenue upon shipment and transfer of control to distributors (known as “sell-in” revenue recognition) rather than shipment to the end customers (known as “sell-through” revenue recognition) based on its estimate of the consideration it expects to receive. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three and nine months ended October 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvement. Under these standards, the Company is required to adopt the lease standard on February 1, 2019 and expects to use the modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption date, the Company will recognize right-of-use assets and corresponding liabilities related to substantially all of its operating lease arrangements. The Company is in the process of data gathering, determining the scope of impact, designing system solution and assessing available practical expedients and policy elections offered by the standard. The Company is also evaluating its processes and internal controls to meet the new standard’s requirements. Although the Company has not completed the assessment, it does not expect that the adoption of this new guidance will have a material impact to the Company’s consolidated statements of operations and cash flows.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to align the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. This new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue guidance. The Company has early adopted this new guidance which did not have significant impact on its financial position, results of operations and disclosures.

In August 2018, the FASB issued 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. Under this new guidance, the entities will no longer be required to disclose the amount of and the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for the interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of this new guidance will have a material impact on its financial position, results of operations and disclosures.

In August 2018, the FASB issued 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this new guidance, the entities are required to capitalize implementation costs related to a hosting arrangement that is a service contract and amortize the costs over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for fiscal years beginning after December 15, 2019 and for the interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of this new guidance will have a material impact on its financial position, results of operations and disclosures.

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

The following table summarizes the impacts of adopting the new revenue standard on our condensed consolidated balance sheets, statements of operations and statements of cash flows as of and for the three and nine months ended October 31, 2018:

	October 31, 2018
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands)
Condensed Consolidated Balance Sheets
Liabilities:
Accounts payable	11,134	(142)	10,992
Accrued and other current liabilities	25,615	(46)	25,569
Income taxes payable	755	194	949
Deferred revenue, current	405	5,276	5,681
Other long-term liabilities	9,600	1	9,601

Equity:
Retained earnings	$235,404	(5,283)	$230,121

	Three Months Ended October 31, 2018
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations
Revenue	$57,286	$727	$58,013
Cost of revenue	22,701	234	22,935
Gross profit	34,585	493	35,078
Loss from operations	(9,422)	493	(8,929)
Loss before income taxes	(8,429)	493	(7,936)
Provision for income taxes	592	(71)	521
Net loss	$(9,021)	$564	$(8,457)

Net loss per share:
Basic	$(0.28)	$0.02	$(0.26)
Diluted	$(0.28)	$0.02	$(0.26)

	Nine Months Ended October 31, 2018
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations
Revenue	$176,698	$(7,583)	$169,115
Cost of revenue	69,208	(2,537)	66,671
Gross profit	107,490	(5,046)	102,444
Loss from operations	(26,054)	(5,046)	(31,100)
Loss before income taxes	(23,537)	(5,046)	(28,583)
Provision for income taxes	2,367	194	2,561
Net loss	$(25,904)	$(5,240)	$(31,144)

Net loss per share:
Basic	$(0.79)	$(0.16)	$(0.95)
Diluted	$(0.79)	$(0.16)	$(0.95)

The impact of adoption on the comprehensive loss is the same as the impact on net loss.

	Nine Months Ended October 31, 2018
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands)
Condensed Consolidated Statements of Cash Flows
Cash flow from operating activities:
Net loss	$(25,904)	$(5,240)	$(31,144)
Accounts payable	(8,681)	(142)	(8,823)
Accrued liabilities	(5,192)	(46)	(5,238)
Income taxes payable	(181)	194	13
Deferred revenue	140	5,233	5,373
Other long-term liabilities	$843	$1	$844

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

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to the Company's customers. The Company records contract assets when revenue is recognized prior to invoicing. The contract assets are primarily related to the Company’s engineering service agreements and rights to consideration for performance obligations delivered but not billed at the reporting date. The contract assets are reclassified to receivables when the billing occurs. As of February 1, 2018, the contract assets were not material. All of the contract assets were either reclassified to receivables or recognized as cash receipts as of October 31, 2018.

Contract Liabilities (Deferred Revenues)

Contract liabilities are primarily related to the portion of transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. These contract liabilities are expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. The timing of recognition of these contract liabilities is dependent on the timing and size of future orders under the contract. For the three and nine months ended October 31, 2018, the Company did not recognize any material revenue adjustment related to performance obligations satisfied in prior periods released from these contract liabilities.

Contract liabilities are also recorded when cash payments are received in advance of performance for engineering service agreements. The contract liabilities related to these agreements are expected to be recognized when the performance is delivered. For the three and nine months ended October 31, 2018, the Company did not recognize any material revenue released from these contract liabilities as a result of performance obligations satisfied in the current period.

As of October 31, 2018 and February 1, 2018, the contract liabilities were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of October 31, 2018 and February 1, 2018.

3. Financial Instruments and Fair Value

The Company invests a portion of its cash in debt securities that are denominated in United States dollars. During the three months ended October 31, 2018, the Company invested an additional $100.0 million in debt securities. The investment portfolio consists of money market funds, certificates of deposit, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets as follows:

	As of October 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$9,472	$—	$—	$9,472
Certificates of Deposit	6,004	—	—	6,004
Commercial paper	87,756	—	—	87,756
Corporate bonds	70,169	1	(175)	69,995
Asset-backed securities	9,547	—	(9)	9,538
U.S. government securities	20,681	—	(2)	20,679
Total cash equivalents and marketable securities	$203,629	$1	$(186)	$203,444

	As of January 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$13,788	$—	$—	$13,788
Commercial paper	5,480	—	—	5,480
Corporate bonds	53,175	—	(196)	52,979
Asset-backed securities	11,048	—	(44)	11,004
U.S. government securities	18,495	—	(39)	18,456
Total cash equivalents and marketable securities	$101,986	$—	$(279)	$101,707

	As of
	October 31, 2018	January 31, 2018
	(in thousands)
Included in cash equivalents	$67,165	$13,788
Included in marketable securities	136,279	87,919
Total cash equivalents and marketable securities	$203,444	$101,707

The contractual maturities of the investments at October 31, 2018 and January 31, 2018 were as follows:

	As of
	October 31, 2018	January 31, 2018
	(in thousands)
Due within one year	$171,284	$63,476
Due within one to three years	32,160	38,231
Total cash equivalents and marketable securities	$203,444	$101,707

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of October 31, 2018 and January 31, 2018, respectively.

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

The Company measures the fair value of money market funds and certificates of deposit using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar assets in active markets and are classified within Level 2.

The following table presents the fair value of the financial instruments measured on a recurring basis as of October 31, 2018 and January 31, 2018:

	As of October 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$9,472	$9,472	$—	$—
Certificates of Deposit	6,004	6,004
Commercial paper	87,756	—	87,756	—
Corporate bonds	69,995	—	69,995	—
Asset-backed securities	9,538	—	9,538	—
U.S. government securities	20,679	—	20,679	—
Total cash equivalents and marketable securities	$203,444	$15,476	$187,968	$—

	As of January 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$13,788	$13,788	$—	$—
Commercial paper	5,480	—	5,480	—
Corporate bonds	52,979	—	52,979	—
Asset-backed securities	11,004	—	11,004	—
U.S. government securities	18,456	—	18,456	—
Total cash equivalents and marketable securities	$101,707	$13,788	$87,919	$—

4. Inventories

Inventories at October 31, 2018 and January 31, 2018 consisted of the following:

	As of
	October 31, 2018	January 31, 2018
	(in thousands)
Work-in-progress	$12,483	$12,073
Finished goods	10,845	11,310
Total	$23,328	$23,383

5. Property and Equipment, Net

Depreciation expense was approximately $0.6 million and $0.4 million for the three months ended October 31, 2018 and 2017, respectively. Depreciation expense was approximately $1.9 million and $1.3 million for the nine months ended October 31, 2018 and 2017, respectively.  Property and equipment at October 31, 2018 and January 31, 2018 consisted of the following:

	As of
	October 31, 2018	January 31, 2018
	(in thousands)
Computer equipment and software	$8,752	$8,611
Machinery and equipment	5,322	4,761
Furniture and fixtures	971	917
Leasehold improvements	2,303	2,092
Construction in progress	491	—
	17,839	16,381
Less: accumulated depreciation and amortization	(11,093)	(9,932)
Total property and equipment, net	$6,746	$6,449

6. Intangible Assets

Intangible assets primarily consist of $4.1 million of IPR&D from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $7.1 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of October 31, 2018, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of October 31, 2018, $4.5 million was recorded in accrued and other current liabilities and $2.0 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The carrying amounts of intangible assets as of October 31, 2018 and January 31, 2018 were as follows:

	As of October 31, 2018			As of January 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software licenses	13,663	(6,541)	7,122	13,404	(3,087)	10,317
Total acquired intangible assets	$17,763	$(6,541)	$11,222	$17,504	$(3,087)	$14,417

The amortization expense related to these software licenses was approximately $1.2 million and $0.9 million for the three months ended October 31, 2018 and 2017, respectively. The amortization expense for the nine months ended October 31, 2018 and 2017 was approximately $3.5 million and $2.0 million, respectively. The estimated future amortization expense of these software licenses as of October 31, 2018 is as follows:

As of
October 31, 2018
Fiscal Year	(in thousands)
2019	$1,151
2020	4,599
2021	1,372
2022	—
2023	—
Thereafter	—
Total future amortization expenses:	$7,122

There were no intangible asset impairments for the three and nine months ended October 31, 2018 and 2017, respectively.

7. Goodwill

On June 25, 2015, the Company completed the acquisition of VisLab, a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. There were no goodwill impairments for the three and nine months ended October 31, 2018 and 2017, respectively.

8. Accrued and Other Current Liabilities

Accrued and other current liabilities at October 31, 2018 and January 31, 2018 consisted of the following:

	As of
	October 31, 2018	January 31, 2018
	(in thousands)
Accrued employee compensation	$11,705	$15,977
Accrued warranty	—	1,750
Accrued rebates	371	584
Accrued product development costs	6,668	6,669
Software license liabilities, current	4,536	4,346
Other accrued liabilities	2,335	2,852
Total accrued and other current liabilities	$25,615	$32,178

The warranty liabilities were paid off during the first quarter of the current fiscal year.

9. Other Long-Term Liabilities

Other long-term liabilities at October 31, 2018 and January 31, 2018 consisted of the following:

	As of
	October 31, 2018	January 31, 2018
	(in thousands)
Unrecognized tax benefits, including interest	$6,271	$5,352
Deferred tax liabilities, non-current	1,293	1,293
Software license liabilities, non-current	2,015	4,484
Other long-term liabilities	21	97
Total other long-term liabilities	$9,600	$11,226

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of October 31, 2018 and January 31, 2018, respectively.

Ordinary shares

As of October 31, 2018 and January 31, 2018, a total of 200,000,000 ordinary shares were authorized.

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

As of October 31, 2018 and January 31, 2018, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	October 31, 2018	January 31, 2018
Shares reserved for options, restricted stock and restricted stock units under EIP	6,173,834	5,561,653
Shares reserved for ESPP	1,833,574	1,561,841

Shares repurchased

On June 4, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional $100.0 million of the Company’s ordinary shares over a twelve-month period commencing June 5, 2018. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were 825,191 shares repurchased during the three months ended October 31, 2018 for approximately $30.8 million in cash and 2,381,832 shares repurchased during the nine months ended October 31, 2018 for approximately $96.4 million in cash. As of October 31, 2018, a total of 3,881,716 shares have been repurchased for approximately $171.3 million in cash since the inception of the repurchase program in June 2016 and recorded as a reduction to equity. As of October 31, 2018, there was approximately $35.4 million available for repurchases through June 4, 2019.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Stock-based compensation:
Cost of revenue	$310	$343	$942	$978
Research and development	9,720	8,906	27,847	25,532
Selling, general and administrative	5,582	5,419	16,148	15,565
Total stock-based compensation	$15,612	$14,668	$44,937	$42,075

As of October 31, 2018, total unrecognized compensation cost related to unvested stock options was $5.1 million and is expected to be recognized over a weighted-average period of 2.66 years. Total unrecognized compensation cost related to unvested restricted stock units was $112.2 million and is expected to be recognized over a weighted-average period of 2.94 years. Total unrecognized compensation cost related to unvested restricted stock awards was $1.4 million and is expected to be recognized over a weighted-average period of 0.60 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Stock Options:
Volatility	53%	53%	54%	53%
Risk-free interest rate	2.78%	1.78%	2.75%	2.02%
Expected term (years)	5.45	6.08	5.40	6.07
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	44%	50%	45%	45%
Risk-free interest rate	2.35	1.17%	2.15%	1.03%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

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

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2018	1,611,344	$24.56
Granted	97,600	42.81	$21.83
Exercised	(207,770)	5.12		$8,196
Forfeited	(16,732)	54.28
Expired	(9,007)	47.55
Outstanding at October 31, 2018	1,475,435	28.03			4.68	$20,331
Exercisable at October 31, 2018	1,254,926	$24.13			3.96	$20,327

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on October 31, 2018 was $34.78, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated by the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2018	2,103,281	$56.45
Granted	1,319,200	39.94
Vested	(742,338)	53.25
Forfeited	(35,330)	51.72
Unvested at October 31, 2018	2,644,813	$49.18

As of October 31, 2018, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $92.0 million.

12. Net Income (Loss) Per Ordinary Share

The following table sets forth the computation of basic and diluted net income (loss) per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(9,021)	$11,724	$(25,904)	$17,591
Denominator:
Weighted-average ordinary shares - basic	32,171,890	33,128,761	32,908,614	33,203,432
Effect of potentially dilutive securities:
Employee stock options	—	913,496	—	967,903
Restricted stock and restricted stock units	—	311,430	—	363,476
Employee stock purchase plan	—	5,206	—	4,157
Weighted-average ordinary shares - diluted	32,171,890	34,358,893	32,908,614	34,538,968
Net income (loss) per ordinary share:
Basic	$(0.28)	$0.35	$(0.79)	$0.53
Diluted	$(0.28)	$0.34	$(0.79)	$0.51

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income (loss) per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Options to purchase ordinary shares	1,247,117	290,648	1,172,152	274,629
Restricted stock and restricted stock units	2,243,272	1,224,115	1,494,860	977,904
Employee stock purchase plan	58,530	36,076	35,204	20,675
	3,548,919	1,550,839	2,702,216	1,273,208

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Income (loss) before income taxes	$(8,429)	$15,437	$(23,537)	$23,736
Provision for income taxes	592	3,713	2,367	6,145
Effective tax rate	(7.0)%	24.1%	(10.1)%	25.9%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the United States. The new tax legislation contains several provisions that will impact the Company, including the reduction of the corporate income tax rate from 35% to 21%, acceleration of business asset expensing, and a reduction in the amount of executive pay that may qualify as a tax deduction, among others. Income tax expense recorded for the three and nine months ended October 31, 2018 includes the impact of the new tax legislation as currently interpreted by the Company.

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

The Company has completed its analysis of the impact of the Tax Act for the fiscal year ended January 31, 2018 and recorded adjustments to the provisional amounts on its financial statements in the three and nine months ended October 31, 2018, which reduced the Company’s effective tax rate. The Company recorded an increase to deferred tax assets of approximately $83,000 and a decrease to long term tax liability of approximately $170,000, with a corresponding decrease to income tax expense of approximately $252,000 related to the reduction of the corporate tax rate. The income tax benefit was primarily the result of the clarifying guidance issued by the IRS in regards to the corporate alternative minimum tax rate for fiscal year taxpayers.

The decreased income tax expense for the three and nine months ended October 31, 2018 was primarily due to a reduction in the U.S. statutory rate from 35% to 21%, which was partially offset by a decrease in the proportion of profits generated in lower tax jurisdictions and losses incurred in jurisdictions for which the Company was not able to recognize a related tax benefit.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2018, the gross amount of unrecognized tax benefits was approximately $36.2 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

14. Commitments and Contingencies

The Company leases its principal and other facilities under operating lease agreements. Net operating lease expense for the three months ended October 31, 2018 and 2017 was approximately $1.2 million, respectively. Net operating lease expense for the nine months ended October 31, 2018 and 2017 was approximately $3.5 million and $4.1 million, respectively. Future annual minimum payments under these operating leases with initial lease terms in excess of one year are as follows:

As of
October 31, 2018
Fiscal Year	(in thousands)
2019	$817
2020	3,103
2021	1,264
2022	378
2023	129
Total future annual minimum lease payments	$5,691

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon agreement between the Company and the third-party manufacturers. As of October 31, 2018 and January 31, 2018, total manufacturing purchase commitments were approximately $21.8 million and $24.3 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of October 31, 2018 and January 31, 2018, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Taiwan	$28,300	$45,026	$100,650	$139,494
Asia Pacific	20,971	19,000	55,372	43,050
Europe	5,734	20,908	13,191	29,252
North America other than United States	1,531	2,582	5,040	7,566
United States	750	1,546	2,445	5,465
Total revenue	$57,286	$89,062	$176,698	$224,827

As of October 31, 2018, substantially all of the Company’s property and equipment, net, were located in the United States, Asia Pacific region and Europe with approximate net amounts of $2.3 million, $3.0 million and $1.5 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 49% and 23% of total revenue for the three months ended October 31, 2018, respectively, and accounted for approximately 57% and 16% of total revenue for the nine months ended October 31, 2018, respectively. For the three months ended October 31, 2017, the customers representing 10% or more of revenue and accounts receivable were Wintech, GoPro, Inc., or GoPro, a direct OEM customer, and Chicony, which accounted for approximately 51%, 21% and 12% of total revenue, respectively. For the nine months ended October 31, 2017, the only customer representing 10% or more of revenue and accounts receivable was Wintech, which accounted for approximately 62% of total revenue. Accounts receivable with Wintech and Chicony was approximately $12.7 million and $13.3 million as of October 31, 2018, respectively.

16. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company enters into software license agreements with Cadence Design Systems, Inc. (“Cadence”) from time to time. The Chief Executive Officer of Cadence, who is also the President and a Director of Cadence, was a member of the Company’s Board of Directors until June 7, 2017. In March 2017, the Company entered into a noncancelable software license agreement with Cadence. Under this agreement, the Company committed to pay an aggregate amount of $10.3 million through January 2020. As of October 31, 2018, the unpaid liabilities associated with this agreement were approximately $4.3 million. The Company paid $0.9 million and $1.7 million to Cadence for the three months ended October 31, 2018 and 2017, respectively. The Company paid $2.6 million and $2.7 million to Cadence for the nine months ended October 31, 2018 and 2017, respectively. License expenses related to the agreements with Cadence included in research and development expense were approximately $0.8 million for the three months ended October 31, 2018 and 2017, respectively. License expenses related to these agreements were approximately $2.5 million and $2.4 million for the nine months ended October 31, 2018 and 2017, respectively.

17. Subsequent Events

From November 1, 2018 to December 6, 2018, the Company repurchased a total of 104,160 shares for approximately $3.5 million in cash. As of December 6, 2018, the Company had repurchased a total of 3,985,876 shares for approximately $174.8 million in cash and there was approximately $31.9 million available for repurchases under the repurchase program through June 4, 2019.

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

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity and our ability to compete in such markets, our product strategy, our ability to develop and introduce new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our expectations about taxes and operating expenses, the availability of third-party components and economic conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the commercial success of our customers’ products; our growth strategy; fluctuations in our operating results; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate or seek to operate; our expectations regarding computer vision; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

Our sales cycles typically require a significant investment of time and a substantial expenditure of resources before we can realize revenue from the sale of our solutions, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management along with our sales personnel and software engineers. If successful, this process culminates in a customer’s decision to use our solutions in its system, which we refer to as a design win. Our sales efforts are typically directed to the OEM of the product that will incorporate our video and image processing solution, but the eventual design and incorporation of our SoC into the product may be handled by an ODM on behalf of the OEM. Volume production may begin within six to 18 months after a design win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once one of our solutions has been incorporated into a customer’s design, we believe that our solution is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning a product or substituting an alternative solution. Conversely, a design loss to a competitor will likely preclude any opportunity for us to generate future revenue from such customer’s product. Even if we obtain a design win and our SoC remains a component through the life cycle of a customer’s product, the volume and timing of actual sales of our SoCs to the customer depend upon the production, release and market acceptance of that product, none of which are within our control. A portable consumer device typically has a product life cycle of six to 18 months, while an IP security camera typically has a product life cycle of 12 to 24 months.   We anticipate that OEM automotive products will have life cycles longer than 2 years.

Financial Highlights and Trends

•

We recorded revenue of $57.3 million and $176.7 million for the three and nine months ended October 31, 2018, respectively. This represented decreases of 35.7% and 21.4% for the three and nine months ended October 31, 2018, respectively, as compared to the same periods in the prior fiscal year. The decrease in revenue was primarily attributable to declines in revenue from wearable camera markets, including sports camera, virtual reality and non-sports wearable camera markets. The decrease was also attributable to lower revenue from the drone market as a result of Dajiang Innovation Technology Inc., or DJI, the major customer in the drone market, shifting its consumer-based drones to competitive solutions, as well as continued weakness from smaller drone customers. The declines in revenue in the wearable camera and drone markets were partially offset by revenue growth in the automotive and IP security camera markets. The revenue growth in the automotive camera market was primarily due to a significant increase in shipments of OEM automotive video recorders in the Japan and China regions, offset by lower revenue from the automotive aftermarket. In the IP security market, the consumer IP security camera market demonstrated strong growth, led by expansion of revenues from the home security and monitoring market in the North America region. Revenue in the professional IP security camera market was down slightly for the three and nine months ended October 31, 2018 compared to the same periods in the prior fiscal year, which was primarily due to a decline in orders from a major China customer, partially offset by increased revenue from non-China customers.

•

We recorded operating losses of $9.4 million and $26.1 million for the three and nine months ended October 31, 2018, respectively, as compared to operating income of $15.1 million and $23.0 million for the three and nine months ended October 31, 2017, respectively. The decreases in operating income were primarily due to decreased revenue and increased expenses incurred primarily in support of new applications in the automotive OEM market as well as the development of computer vision based solutions. The increase in expenses related primarily to increased research and development headcount, chip tape-out fees and increased stock-based compensation expense.

•

We generated cash flows from operating activities of $10.5 million for the nine months ended October 31, 2018, as compared to $60.3 million for the nine months ended October 31, 2017. The decreased cash flows from operating activities were primarily due to decreased net income as a result of decreased revenue and increased operating expenses. The decrease in cash flows from operating activities also was attributable to decreased liabilities associated with the timing of payments to suppliers, partially offset by increased cash receipts associated with the timing of payments from customers.

•

On June 4, 2018, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our ordinary shares over a twelve-month period commencing June 5, 2018. We repurchased 825,191 shares for approximately $30.8 million in cash during the three months ended October 31, 2018 and 2,381,832 shares for approximately $96.4 million in cash during the nine months ended October 31, 2018. As of October 31, 2018, we had repurchased a total of 3,881,716 shares for approximately $171.3 million in cash since the inception of the repurchase programs in June 2016 and approximately $35.4 million remained available for repurchases under the current repurchase program through June 4, 2019. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

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

Pricing, Product Cost and Margin. Our pricing and margins depend on the volumes and features of the solutions we provide to our customers. Additionally, we make significant investments in new solutions for both cost improvements and new features that we expect to drive revenue and maintain margins. In general, solutions incorporated into more complex configurations, such as those used in high-performance camera or infrastructure applications, have higher prices and higher gross margins as compared to solutions sold into lower-performing, more competitive camera applications. Our average selling price can vary by market and application due to market-specific supply and demand, the maturation of products launched in previous years and the launch of new products.

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

Customer Product Life Cycle. We estimate our customers’ product life cycles based on the customer, type of product and end market. In general, products launched in the camera market have shorter life cycles than those sold into the infrastructure market. We typically commence commercial shipments from six to 18 months following a design win; however, in some markets, more lengthy product and development cycles are possible, depending on the scope and nature of the project. A portable consumer device typically has a product life cycle of six to 18 months, and an IP security camera typically has a product life cycle of 12 to 24 months. We anticipate that product development and product life cycles will typically be longer in the OEM automotive and robotics markets. In the infrastructure market, the product life cycle can range from 24 to 60 months.

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue	$57,286	$89,062	$176,698	$224,827
Cost of revenue	22,701	32,448	69,208	82,445
Gross profit	34,585	56,614	107,490	142,382
Operating expenses:
Research and development	31,653	29,796	95,446	83,936
Selling, general and administrative	12,354	11,700	38,098	35,406
Total operating expenses	44,007	41,496	133,544	119,342
Income (loss) from operations	(9,422)	15,118	(26,054)	23,040
Other income, net	993	319	2,517	696
Income (loss) before income taxes	(8,429)	15,437	(23,537)	23,736
Provision for income taxes	592	3,713	2,367	6,145
Net income (loss)	$(9,021)	$11,724	$(25,904)	$17,591

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	40	36	39	37
Gross profit	60	64	61	63
Operating expenses:
Research and development	55	33	54	37
Selling, general and administrative	22	13	22	16
Total operating expenses	77	46	76	53
Income (loss) from operations	(17)	18	(15)	10
Other income, net	2	—	1	—
Income (loss) before income taxes	(15)	18	(14)	10
Provision for income taxes	1	4	1	3
Net income (loss)	(16)%	14%	(15)%	7%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our distributors. Our SoC solutions have been primarily used in the camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these camera markets to continue to generate revenue for the foreseeable future, we are introducing new SoCs targeting emerging computer vision applications in the IP security, OEM automotive, and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

We have historically experienced seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being the highest revenue quarter. This fluctuation has been driven primarily by increased sales in consumer camera markets as our customers build inventories in preparation for the holiday shopping season. Due to experienced declines in demand for our solutions in several consumer camera markets, including wearable camera, virtual reality and drone markets, the seasonal impact on quarterly revenue is not significant in the current fiscal year. More generally, our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

We expect that our gross margin may fluctuate from period to period as a result of changes in average selling price, product mix and the introduction of new products by us or our competitors. In general, solutions incorporated into more complex configurations, such as those used in high-performance cameras or infrastructure applications, have higher prices and higher gross margins, as compared to solutions sold into the lower-performance, more competitive camera applications. As semiconductor products mature and unit volumes sold to customers increase, their average selling prices typically decline. These declines may be paired with improvements in manufacturing yields and lower wafer, packaging and test costs, which offset some of the margin reduction that could result from lower selling prices. We believe that our gross margin will decline in the future as we continue to penetrate the highly competitive camera market and, in particular, the IP security market.

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

Provision for Income Taxes

We are incorporated and domiciled in the Cayman Islands and also conduct business in several countries such as the United States, China, Taiwan, Hong Kong, Italy, South Korea and Japan, and we are subject to taxation in those jurisdictions. Our worldwide operating income is subject to varying tax rates and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. It is also subject to fluctuation from changes in the valuation of our deferred tax assets and liabilities, tax benefits from excess stock-based compensation deductions; transfer pricing adjustments and the tax effects of nondeductible compensation. We have historically had lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

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

On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into law in the United States. The new tax legislation makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that are generally effective for taxable years beginning after December 31, 2017. We have completed our accounting related to the tax impact of the Tax Act in the quarter ended October 31, 2018. Refer to Note 13, “Income Taxes”, of Notes to Condensed Consolidated Financial Statements included in this report for details of our evaluation.

Comparison of the Three and Nine Months Ended October 31, 2018 and 2017

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$57,286	$89,062	$(31,776)	(35.7)%	$176,698	$224,827	$(48,129)	(21.4)%

The decreased revenue for the three and nine months ended October 31, 2018, as compared to the same periods in the prior fiscal year, was primarily attributable to declines in revenue from wearable camera markets, including sports camera, virtual reality and non-sports wearable camera markets. The decrease was also attributable to lower revenue from the drone market as a result of Dajiang Innovation Technology Inc., or DJI, the major customer in the drone market, shifting its consumer-based drones to competitive solutions, as well as continued weakness from smaller drone customers. The declines in revenue in the wearable camera and drone markets were partially offset by revenue growth in the automotive and IP security camera markets. The revenue growth in the automotive camera market was primarily due to a significant increase in shipments of OEM automotive video recorders in the Japan and China regions, offset by lower revenue from the automotive aftermarket. In the IP security market, the consumer IP security camera market demonstrated strong growth, led by expansion of revenues from the home security and monitoring market in the North America region. Revenue in the professional IP security camera market was down slightly for the three and nine months ended October 31, 2018 compared to the same periods in the prior fiscal year, which was primarily due to a decline in orders from a major China customer, partially offset by increased revenue from non-China customers.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$22,701	$32,448	$(9,747)	(30.0)%	$69,208	$82,445	$(13,237)	(16.1)%
Gross profit	34,585	56,614	(22,029)	(38.9)%	107,490	142,382	(34,892)	(24.5)%
Gross margin	60.4%	63.6%	—	(3.2)%	60.8%	63.3%	—	(2.5)%

Cost of revenue decreased for the three and nine months ended October 31, 2018, as compared to the same periods in the prior fiscal year, primarily due to lower revenue in the wearable camera and drone markets. The cost of revenue decreases were partially offset by increased shipments of SoCs for the IP security camera and automotive OEM markets.

Gross margin decreased for the three and nine months ended October 31, 2018, as compared to the same periods in the prior fiscal year, primarily due to an increase in the percentage of our total revenue that was derived from the lower gross margin IP security camera market combined with a decline in revenue from the higher gross margin drone market.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$31,653	$29,796	$1,857	6.2%	$95,446	$83,936	$11,510	13.7%

Research and development expense increased for the three and nine months ended October 31, 2018, as compared to the same periods in the prior fiscal year, primarily due to increases in engineering headcount and chip development cost associated with the computer vision technology development for our current markets, as well as new markets such as the automotive OEM and robotics markets. Our engineering headcount increased to 552 at October 31, 2018 compared to 503 at October 31, 2017, which resulted in an increase in salary-related expenses of approximately $1.5 million and $5.5 million for the three and nine months ended October 31, 2018, respectively. The increased research and development expense was also attributable to additional stock-based compensation expense of approximately $0.8 million and $2.3 million for the three and nine months ended October 31, 2018, respectively, as a result of the issuance of options and restricted stock units for newly hired employees and our annual evergreen stock program for existing employees. The SoC development cost was relatively flat for the three months ended October 31, 2018, but increased by approximately $3.4 million for the nine months ended October 31, 2018, as compared to the same periods in the prior fiscal year, due to the timing and number of chips in development.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Selling, general and administrative	$12,354	$11,700	$654	5.6%	$38,098	$35,406	$2,692	7.6%

Selling, general and administrative expense increased for the three and nine months ended October 31, 2018, as compared to the same periods in the prior fiscal year, primarily due to our selling, general and administrative headcount increasing to 175 at October 31, 2018 compared to 168 at October 31, 2017. The increased headcount resulted in an increase in salary-related expenses of approximately $0.7 million and $1.7 million for the three and nine months ended October 31, 2018, respectively. For the nine months ended October 31, 2018, the increase was also attributable to additional stock-based compensation expense of approximately $0.6 million, as a result of the issuance of options and restricted stock units for newly-hired employees and our annual evergreen stock program for existing employees, and approximately $0.6 million of additional expenditures on outside professional services to support our business.

Other Income, Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Other income, net	$993	$319	$674	211.3%	$2,517	$696	$1,821	261.6%

The increase in other income, net, for the three and nine months ended October 31, 2018 compared to the same periods in the prior fiscal year was primarily due to an aggregate of approximately $0.7 million and $1.8 million, respectively, of additional interest and other income from our deposits and debt security investments. The increase is primarily the result of larger invested balances, interest rate increases and debt securities purchased at discounts. During the three months ended October 31, 2018, we invested an additional $100.0 million in debt securities.

Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$592	$3,713	$(3,121)	(84.1)%	$2,367	$6,145	$(3,778)	(61.5)%
Effective tax rate	(7.0)%	24.1%	—	(31.1)%	(10.1)%	25.9%	—	(36.0)%

The quarterly income taxes reflect an estimation of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The decreased income tax expense for the three and nine months ended October 31, 2018, as compared to the same periods in the prior fiscal year, was primarily due to a reduction in the U.S. statutory rate from 35% to 21%, which was partially offset by a decrease in the proportion of profits generated in lower-tax jurisdictions and losses incurred in jurisdictions for which the Company was not able to recognize a related tax benefit.

Liquidity and Capital Resources

As of October 31, 2018 and January 31, 2018, we had cash, cash equivalents and marketable securities of approximately $348.6 million and $434.6 million, respectively.  We invest in highly liquid, short-term marketable securities and hold these investments as available-for-sale securities. As of October 31, 2018, these securities had a fair value of approximately $203.4 million with insignificant unrealized losses caused by fluctuations in market value.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$10,498	$60,294
Net cash used in investing activities	(50,650)	(13,228)
Net cash used in financing activities	(94,180)	(49,004)
Net decrease in cash and cash equivalents	$(134,332)	$(1,938)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the nine months ended October 31, 2018 compared to the same period in the prior fiscal year, primarily due to decreased net income as a result of decreased revenue and increased operating expenses. The decrease also was attributable to decreased liabilities associated with the timing of payments to suppliers, partially offset by increased cash receipts associated with the timing of payments from customers.

Net Cash Used in Investing Activities

Net cash used in investing activities increased for the nine months ended October 31, 2018 compared to the same period in the prior fiscal year, primarily due to approximately $86.0 million of additional investments in debt securities. The increased cash used in investing activities was partially offset by an increase of approximately $48.6 million in cash receipts from the sale and maturity of debt securities.

Net Cash Used in Financing Activities

Net cash used in financing activities increased for the nine months ended October 31, 2018 compared to the same period in the prior fiscal year, primarily due to additional payments of $44.9 million in cash for the repurchase of our ordinary shares under the stock repurchase program.

Stock Repurchase Program

On June 4, 2018, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our ordinary shares over a twelve-month period commencing June 5, 2018. Since the inception of the repurchase programs in June 2016, a total of $225.0 million has been authorized and we have repurchased a total of 3,881,716 shares for approximately $171.3 million in cash. As of October 31, 2018, approximately $35.4 million remained available for repurchases under the current repurchase program through June 4, 2019. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Operating and Capital Expenditure Requirements

As of October 31, 2018, we had cash, cash equivalents and marketable securities of approximately $348.6 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of October 31, 2018, we had purchase obligations with our independent contract manufacturers of $21.8 million.

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

Off-Balance Sheet Arrangements

As of October 31, 2018, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2018 and January 31, 2018, we had cash, cash equivalents, marketable securities and restricted cash totaling $348.6 million and $434.6 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Foreign Currency Risk

To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur operating expenses and hold assets and liabilities denominated in foreign currencies, principally the New Taiwan Dollar and the Chinese Yuan Renminbi. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the exchange rates between the Chinese Yuan Renminbi and the U.S. dollar and between the New Taiwan Dollar and the U.S. dollar. Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our total revenue, we believe that the exposure to foreign currency fluctuation risk from operating expenses is not material at this time. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, in the past we have secured design wins for camera products that were never commercially released by our customer as a result of factors beyond our control. If other products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer. For example, we have recently experienced declines in demand for our solutions in several consumer camera markets, including wearable cameras, virtual reality cameras and unmanned aerial vehicle, also referred to as UAVs or drones, which has negatively impacted our business and which we expect will continue through at least the end fiscal year 2019.

Similarly, even if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in its recently introduced mainstream cameras, which has had and will continue to have a significant negative impact on our revenue. In fiscal year 2018, revenues from direct shipments to GoPro and from shipments to GoPro’s ODMs combined accounted for approximately 13% of our total revenue. We currently anticipate that revenue from GoPro will represent an immaterial percentage of our total revenue in fiscal year 2019 and beyond. Similarly, DJI, our largest UAV customer has begun using competing solutions in many of its mainstream products, which has negatively impacted DJI’s demand for our solutions.

We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal years 2018, 2017 and 2016, sales directly and through our distributors to our five largest ODM and OEM customers collectively accounted for approximately 51%, 56% and 56% of our total revenue, respectively, and sales to our ten largest ODM and OEM customers collectively accounted for approximately 65%, 68% and 69% of our total revenue, respectively. For the nine months ended October 31, 2018, sales directly and through our distributors to our five largest ODM and OEM customers collectively accounted for approximately 50% of our total revenue, and sales to our ten largest ODM and OEM customers collectively accounted for approximately 64% of our total revenue. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty and may make our revenue volatile from period to period. For example, GoPro, our largest OEM customer in fiscal year 2017, has used a competing solution in one of its recently introduced mainstream cameras, which had and will continue to have a significant negative impact on our revenue. Similarly, our customer DJI has recently introduced UAVs incorporating competing solutions that have reduced, and will continue to reduce, DJI’s demand for our solutions. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced through sales to other customers in that market.

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

To date, our revenue has been primarily attributable to demand for our video and image processing SoCs in the camera market and infrastructure market. We initially focused on the infrastructure market, and then leveraged our knowledge and experience to design solutions for the camera market. We now derive substantially all of our revenue from the camera market, and our operating results are increasingly affected by trends in such market. These trends include demand for higher resolution, increased functionality, longer battery life, greater storage, connectivity requirements and computer vision technology, while accommodating more sophisticated standards for video compression. We may be unable to predict the timing or development of these markets with accuracy. For example, the proliferation of smartphones having the ability to capture high-quality video and still images has significantly impacted the camera market in a relatively short period of time and continues to impact this market. We have recently experienced declines in demand for our solutions in several consumer camera markets, including wearable cameras, virtual reality cameras and UAVs, which we expect will continue through at least the end of fiscal year 2019. A slower than expected adoption rate for computer vision technology in the Internet Protocol, or IP, security camera market, could slow the demand for our new solutions. In the automotive market, a slower than anticipated adoption of advanced driving assistance systems and autonomous driving functionality could reduce demand for our new computer vision solutions. If our key target markets, such as automotive cameras, IP security cameras and cameras for robotic applications, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

If we fail to penetrate new markets, our revenue and financial condition could be harmed.

In the past several years, substantially all of our revenue was generated from sales of our products to OEMs and ODMs of HD video cameras. Our future revenue growth, if any, will depend in part on our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets and the automotive camera market, as well as emerging markets such as the OEM automotive and robotics markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. For example, we expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including automotive, IP security and robotics markets.  As a result, we believe that our ability to develop advanced computer vision technology and gain customer acceptance of our technology will be critical to our future success. Development of products to address new markets, such as the OEM automotive and robotics markets, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term. In addition, we anticipate that as we continue to move into new markets, such as the OEM automotive and robotics markets, we will likely face competition from larger competitors with greater resources and more history in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully with our solutions, our revenue could decline and our financial condition will be negatively impacted.

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

If we fail to penetrate these or other new markets we are targeting, our financial condition would likely suffer.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, in the first half of fiscal year 2017 and in the fourth quarter of fiscal year 2018, our revenue declined 21% and 19%, respectively, compared to the same periods in the prior fiscal years. For the nine months ended October 31, 2018, our revenue declined 21% compared to the same period of last fiscal year and we incurred our first net losses since our initial public offering, or IPO, in 2012. The reduced revenues resulted in a substantial decline in cash flows from operating activities. We may experience similar declines in the future, which would harm our operating results.

Achieving design wins is subject to lengthy competitive selection processes that require us to incur significant costs. Even if we begin a product design, a customer may decide to cancel or change its product plans, resulting in no revenue from such expenditures.

We are focused on selling our video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in emerging markets we intend to address such as the OEM automotive market, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process and, even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved certain design wins and projected substantial future revenue as a result of such design wins. Subsequently, based on factors outside of our control, the applicable end customers abruptly cancelled the projects, with no notice to us, resulting in a loss of projected revenue. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products. For example, GoPro and DJI have used competing solutions in recently introduced camera products, which had and will continue to have a significant negative impact on our revenue in the current fiscal year and beyond.

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

Our customers generally take a considerable amount of time to evaluate our solutions. The typical time from early engagement by our sales force to actual product introduction runs from nine to 12 months for the camera market and 12 to 24 months for the infrastructure market, though it will likely take significantly longer in new markets such as the OEM automotive and robotics markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our SoC solutions and harm our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our solutions, our business would suffer.

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

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 59%, 60% and 67% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Approximately 57% of our revenue was derived from sales through Wintech for the nine months ended October 31, 2018. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2019, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In the past, we have experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $310.3 million in fiscal year 2017 and to $295.4 million in fiscal year 2018. For the nine months ended October 31, 2018, our revenue decreased to $176.7 million resulting in the first net losses since our IPO in 2012. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $115.5 million, $101.2 million and $82.9 million in fiscal years 2018, 2017 and 2016, respectively. For the nine months ended October 31, 2018, our research and development expense was $95.4 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as analytics or computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10nm and 7nm, can cost significantly more than required to develop in larger process nodes, such as 28nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

We have research and development design centers and business development offices in China, Japan, Italy, South Korea and Taiwan, and we expect to continue to conduct business with companies that are located outside the United States, particularly in Asia. We purchase wafers from foreign foundries, have our solutions assembled and tested by subcontractors located in Asia, and supply our solutions to customers located outside of the United States. Even customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their products, and these contract manufacturers typically purchase products directly from us. As a result of our international focus, we face numerous challenges and risks, including:

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

Recent proposed public policy changes and the imposition of trade tariffs and restrictions between the United States and China have in our view created, and will continue to create, an uncertain business environment. In particular, if tariffs or restrictions are imposed on our products or the products of our customers, there could be a negative impact on our operations and financial performance. For example, H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019, which was recently enacted into law and will go into effect in calendar year 2019, will negatively impact our two largest China IP security customers and likely decrease their demand for our solutions. While we anticipate that this new law will likely have a negative impact on our revenue in the near term due to uncertainty relating to these customers, we cannot yet predict the longer term impact on our business. In addition, if further restrictions were placed a significant customer affecting its ability to do business with us, it would likely have a material adverse effect on our business and financial condition.

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

The Tax Act requires complex computations not previously provided in U.S. tax law. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. While we have completed our accounting for the effects of the Tax Act, additional regulatory guidance may still be issued by the applicable taxing authorities which could materially affect our tax obligations and effective tax rate.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 79%, 73% and 91% of our total revenue in fiscal years 2018, 2017 and 2016, respectively. Sales to customers in Asia accounted for approximately 88% of our total revenue for the nine months ended October 31, 2018. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

During the three months ended October 31, 2018, we invested an additional $100.0 million in debt securities. As of October 31, 2018, we had approximately $203.4 million in securities investments. The investments consisted primarily of money market funds, certificates of deposit, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the three months ended October 31, 2018:

Approximate
			Total Number	Dollar Value Of
			Of Shares	Shares That May
			Purchased As	Yet Be Purchased
			Part of Publicly	Under The Plans
	Total Number	Average Price	Announced	Or Programs
	Of Shares	Paid Per Share	Plans Or	(in millions)
Period	Purchased (i)	(ii)	Programs (i)	(i)
August 1, 2018 to August 31, 2018	598,892	$38.61	598,892
September 1, 2018 to September 30, 2018	—	—	—
October 1, 2018 to October 31, 2018	226,299	33.87	226,299
Total	825,191	$37.31	825,191	$35.4

(i)

Our Board of Directors previously authorized a program to repurchase up to $125.0 million of our ordinary shares through June 30, 2018. On June 4, 2018, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our ordinary shares over a twelve-month period commencing June 5, 2018. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of October 31, 2018, we had repurchased an aggregate amount of $171.3 million of our ordinary shares, and we had approximately $35.4 million available to repurchase shares under the program through June 4, 2019.

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

AMBARELLA, INC.

Date: December 7, 2018	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 7, 2018	By:	/s/ Kevin C. Eichler
Kevin C. Eichler
Chief Financial Officer