Form 10-K
period 2019-01-31
AMBARELLA INC
filed 2019-03-29
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2018, was approximately $1.0 billion based upon the closing price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of March 25, 2019: 32,724,794 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of shareholders to be held on or about June 6, 2019 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The forward-looking statements are contained principally in, but not limited to, the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “continue,” “foreseeable” or “forecast” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, competitive position, industry environment, potential growth opportunities and the effects of competition, our product development strategy and areas of focus, our market opportunity, our ability to develop new solutions, including our ability to integrate and apply acquired technologies to our solutions, our future financial and operating performance, sales and marketing strategy, investment strategy and the results of our investments, research and development, customer and supplier relationships, inventory levels, customer demand and our ability to secure design wins, industry trends, our cash needs and capital requirements, and expectations about seasonality, taxes, and operating expenses. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report on Form 10-K.

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

Overview

We are a leading developer of semiconductor processing solutions for video that enable high-definition, or HD, video capture, analysis, sharing and display. A device that captures video includes four primary components: a lens, an image sensor, a video processor and storage memory. The video processor is the most complex of these four primary components as it converts raw video input into a format that can be stored and distributed efficiently and, in some cases, analyzes the video data to automate processes and make intelligent decisions. We combine our processor design capabilities with our expertise in video and image processing, computer vision algorithms and software development to provide a technology platform that is designed to be easily scalable across multiple applications in a variety of markets and enable rapid and efficient product development for our customers. Our system-on-a-chip, or SoC, designs fully integrate HD video processing, image processing, computer vision functionality, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption.

The flexibility of our technology platform enables us to deliver our solutions for numerous applications in multiple markets. We initially focused our technology platform on the broadcast infrastructure market, where we were able to differentiate our solutions for broadcast customers based on high performance, low power consumption, transmission and storage efficiency and small form factor. Leveraging these same capabilities, we then designed high-performance solutions for the camera market. As a result of the advantages of our solutions, we became a leading provider of video processing solutions for cameras that capture both HD video and high-resolution still images simultaneously, such as camcorders, pocket video cameras, wearable cameras and IP security cameras.

Over the last several years, we have been expanding our development efforts on computer vision technology that complements our image processing and video compression technology. We believe that enhanced computer vision functionality is critical both to our current video markets, such as IP security cameras, as well as future markets such as automotive OEM cameras for advanced driving assistance systems, or ADAS, autonomous vehicles, and in the future, robotic applications. Our development efforts focused on creating advanced computer vision algorithms and high-performance, low-power hardware platforms to enhance processing acceleration, which we refer to as our CVflow architecture. The CVflow architecture supports a variety of computer vision algorithms, including stereo obstacle detection and terrain mapping technology, and allows customers to differentiate their products by porting their own algorithms and neural networks to our CVflow-based chips. In 2017, we introduced our first computer vision semiconductor chip, the CV1 SoC. In 2018, we introduced three new computer vision based SoCs to enable our customers to develop intelligent camera systems for a variety of markets at different feature levels.

Our revenue over the last three years has been generated primarily from sales of our solutions for incorporation into specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras, IP security cameras and cameras incorporated into unmanned aerial vehicles, or UAVs or drones. While we will continue to address these markets, we intend to primarily focus our development efforts on computer vision applications for the professional and consumer IP security camera, including cameras for the connected home, the automotive OEM and robotics markets. In the IP security camera market, our computer vision platform enables features such as motion detection, people counting and tracking, package and object detection, and facial recognition.  In the automotive market, we supply solutions for video recorders, in-cabin and driver monitoring cameras, electronic mirrors, around view monitoring, front camera advanced driving assistance systems, and autonomous driving systems. We have also sought to establish partnerships with software developers for the automotive market to enable advanced artificial intelligence, or AI, features such as object classification, free space detection, path planning, and driver monitoring.

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. In the automotive market, we may sell our solutions to Tier 1 suppliers that develop and sell devices incorporating our solutions to automotive OEMs. We refer to ODMs and Tier 1 suppliers as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including Axis Communications AB, Avigilon Corporation, Dahua Technology Co., Ltd., Dajiang Innovation Technology Inc., or DJI, Denso Ten Limited, Garmin Ltd., GoPro Inc., or GoPro, Hikvision Digital Technology Co., JVC Kenwood Corporation and affiliated entities, Nest Labs (owned by Google LLC, which is owned by Alphabet, Inc.), Pelco by Schneider Electric SE, Ring, Inc. (owned by Amazon, Inc.), Robert Bosch GmbH and affiliated entities, Thinkware Corporation, Vivotek, and XiaoYi Technology Co., Ltd., who source our solutions from ODMs including Chicony Electronics Co., Ltd., Dynacolor, Inc., Flex Ltd., and affiliated entities, affiliated entities of Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Sercomm Corporation, and Sky Light Digital Ltd.  We believe our relationships with leading ODMs and OEMs provide us with insight into product roadmaps and trends in the marketplace, which we intend to leverage to identify new opportunities and applications for our solutions. We sell our solutions worldwide using our direct sales force and our distributors, including Wintech Microelectronics Co., Ltd., or Wintech. Sales through Wintech represented approximately 58%, 59% and 60% of our revenue for the fiscal years ended January 31, 2019, 2018, and 2017, respectively.

We employ a fabless manufacturing strategy and are currently shipping the majority of our solutions in the 28 nanometer, or nm, process node, although our most recently introduced SoCs are developed in the 14nm and 10nm process nodes. Currently, the majority of our SoCs are supplied by Samsung Electronics Co., Ltd., or Samsung. As of January 31, 2019, we had 750 employees worldwide, approximately 81% of whom are in research and development. Our headquarters are located in Santa Clara, California, and we also have research and development design centers in Taiwan, China and Italy and business development offices in Taiwan, China, Japan and South Korea. For our fiscal years ended January 31, 2019, 2018 and 2017, we recorded revenue of $227.8 million, $295.4 million and $310.3 million, respectively. For the fiscal year ended January 31, 2019, we incurred a net loss of $30.4 million. For the fiscal years ended January 31, 2018 and 2017, we recorded net income of $18.9 million and $57.8 million, respectively. We have generated cash from operations in each of our fiscal years starting from 2009.

Ambarella was founded and incorporated in the Cayman Islands in January 2004. Our registered address is PO Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. The address of our U.S. operating subsidiary is Ambarella Corporation, 3101 Jay Street, Santa Clara, California. The Securities and Exchange Commission, or SEC, maintains a website at www.sec.gov that contains reports, proxy, and information statements, and other information regarding registrants that file electronically. You may also obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the SEC, and all amendments to these filings, free of charge, by visiting the Investor Relations page on our website (http://investor.ambarella.com) as soon as reasonably practicable following our filing of any of these reports with the SEC. Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.

Industry Background

The requirements for cameras in the markets we address are consistently evolving.  For our key target markets of IP security cameras, automotive and industrial and robotics applications, these requirements center around computer vision functionality, video definition and frame rates, ability to capture high-quality still images and video, and advanced video features:

•

Computer Vision. Computer vision represents the field of methods for acquiring, processing, analyzing, and understanding images and high-dimensional data from the real world in order to automate and integrate a wide range of processes. Computer vision is becoming increasingly important for the development of intelligent video camera systems. In the IP security camera market, computer vision can be used for various functions including motion detection to trigger alarms, the counting and tracking of people, and facial recognition. In the automotive market, the application of computer vision for ADAS is increasingly being used to help drivers with functions that include lane detection warning, forward collision warning, blind spot detection, and driver monitoring. Support for stereo video obstacle detection, which utilizes stereo cameras to perceive depth, provides an important augmentation to monocular computer vision processing, resulting in an extra margin of safety for autonomous driving and other applications, as stereo cameras can detect obstacles without relying on prior training. The application of computer vision may also be used to help control the video encoding process to reduce video bitrates and maximize network efficiency.

•

Higher Definition and Higher Frame Rates. The demand for enhanced video resolution has been increasing across camera markets. Consumers expect video quality to be closer to high-resolution still images, which continues to drive the transition from standard definition to Full HD and beyond. Similarly, as new display technologies enable higher resolutions and higher frame rates, we believe consumer demand will continue to drive the requirement for ultra high-definition, or UHD or 4K, video capture and transmission.

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

•

Connectivity. Integrated wireless capability using wireless links such as Bluetooth and Wi-Fi has become a prevalent feature across many classes of video capture devices. Consumers want to watch, control and capture real-time video using their smartphones as the remote control and viewer for wirelessly enabled wearable and sports cameras. Additionally, rather than storing images and video to local media and transferring to a computer later, consumers are demanding the ability to wirelessly transfer and share their video content to websites such as YouTube, Facebook and other online media albums. In video security applications, connectivity to cloud services enable smart home monitoring in real-time through smartphones or tablets. The storage of video in the cloud also provides protection against theft of the video content and enables users the capability to play back the stored video.

•

Ability to Deliver Feature-Rich Video. The addition of de-warping capability allows cameras to utilize a wide angle or “fish eye” lens to cover a wide viewing area. In security applications this capability can allow a single camera to replace multiple cameras and may also eliminate the need for mechanical pan-tilt-zoom in the cameras. In automotive markets, the ability to combine and display images captured by multiple cameras can allow the automotive camera recorder to capture and display images from the front, rear and sides of the car, which is referred to as around view monitoring.  Wide dynamic range, or WDR, and high dynamic range, or HDR, processing capabilities provide greater dynamic range between the lightest and darkest areas of an image, permitting captured still images to reveal details that would otherwise be lost against a bright background.

Our Competitive Strengths

Our platform technology solutions provide performance attributes that satisfy the stringent demands of the camera market, enable integration of HD video and image capture capabilities in portable devices, provide computer vision capabilities that address the evolving needs of the IP security, automotive and other markets, and meet the highest standards of the infrastructure market. We believe that our leadership in HD video and image processing applications is the result of our competitive strengths, including:

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

•

High-Performance, Low Power Video and Image Algorithm Expertise. Our solutions provide Full HD and UHD video at exceptional resolution and frame rates. Our extensive algorithm expertise, which facilitates efficient video and image compression, enables our solutions to achieve low power consumption without compromising performance. Our solutions achieve high storage and transmission efficiencies through innovative and complex video and image compression algorithms that significantly reduce the output bitrate. This smaller storage footprint directly benefits the performance of our solutions in several ways including lower memory storage requirements and reduced bandwidth needs for transmission, which is more conducive to sharing content between devices. These benefits are particularly important in transcoding, the digital-to-digital conversion of one encoding format to another, and video cloud applications. Our solutions can enable high-performance image capture of up to 30 32-megapixel still images per second. Our solutions can deliver clear images in low light conditions because of our 3D motion compensated temporal filtering, or MCTF, and multiple exposure processing. Additionally, our WDR and HDR processing capabilities provide greater dynamic range between the lightest and darkest areas of an image, permitting captured still images to reveal details that would otherwise be lost against a bright background. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera applications, as well as 3D electronic image stabilization and surround view for automotive applications.

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

•

Key Global Relationships with Leading OEM and ODM Customers. Our solutions have been designed into top-tier OEM brands currently in the market. We have established collaborative relationships with most of the leading ODMs and OEMs that serve our primary markets. We intend to leverage these relationships to identify new opportunities and applications for our solutions, and we intend to continue to actively engage with ODMs and OEMs at every stage of their design cycles. We actively engage with OEMs on design specifications and with ODMs on product implementation. Additionally, approximately 71% of our employees are located in Asia, primarily in Taiwan and China, strategically placing us near many of our customers and allowing us to provide attentive sales, design and technical support and to strengthen our customer relationships.

Products

Our technology platform delivers a high-performance, low power video and image processing solution with computer vision functionality that can be tailored with our software solution to meet the specific needs of multiple end markets. Our HD video and image processing SoCs, based on our proprietary video processing architecture, are highly configurable and enable our customers to deliver exceptional quality video and still imagery in small, easy-to-use devices with low power requirements. Our computer vision architecture, incorporated into our new computer vision family of SoCs, extract and process data from video stream, enabling our customers to develop intelligent camera systems.  Our customized software solutions include firmware, middleware and software development kits to optimize system-level functions and allow rapid integration of our solution into customer products and tailor specifications to customer requirements. We also provide customers in all of our core markets with guidelines known as reference designs so that they can efficiently incorporate our solutions into their product designs.

In addition to enabling small device size and low power consumption, our SoC solutions make possible differentiated functionalities, such as simultaneous video and image capture, multiple-stream video capture, image stabilization and wireless connectivity.  We intend to leverage our core technology platform to address other video processing markets that have high-performance, robust connectivity, low latency and low power requirements.  We believe that computer vision functionality on the SoC, such as face recognition, object identification and avoidance and motion detection, will significantly expand the addressable market for our SoC solutions.

We currently sell our solutions into the following end markets:

•

Professional IP Security Cameras. These cameras are used for video monitoring and security surveillance in professional applications. Our solutions enable the streaming of multiple video streams to enable remote monitoring at multiple locations. Embedded computer vision intelligence supports advanced analytics including motion detection, people counting and tracking, facial recognition, and retail behavior analysis. The cameras often have the ability to operate in low light conditions and over wide temperature ranges in order to be used in outdoor environments.

•

Consumer IP Security Cameras. Consumer IP security cameras are designed for home or small business use and are typically connected to cloud services and applications via home networks using WiFi. These cameras may require very low bitrate operation to support HD resolution over limited bandwidth broadband connections, while small form factors or battery powered devices may require very low power operation. The implementation of intelligent motion detection may reduce the number of false alarms and facial recognition capability allows cameras to recognize known persons.

•

Automotive Cameras. We sell solutions into several automotive markets both for aftermarket and OEM applications. In the automotive aftermarket, we sell solutions for small video cameras mounted on board vehicles to record traffic accidents and help establish records for insurance and liability purposes. Our MotorVu™ 3D 360° Surround View reference design for the automotive OEM market brings high quality HD video to multi-camera parking assistance applications and features a dedicated video engine to combine multiple HD video streams for 3D scene rendering. Also, for the OEM market, electronic mirrors utilize cameras and LCD displays to augment optical rear view and side view mirrors to provide a wider, unobstructed field of view, and help detect objects in blind spots. Our CV22 SoC enables performance necessary to exceed the requirements of Europe’s New Car Assessment Program, or NCAP, for applications such as lane keeping, automatic emergency braking, or AEB, intelligent headlight control, and speed assistance functions. With our new computer vision family of SoCs, we are also targeting cabin and driver monitoring, ADAS and autonomous driving applications.

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

Key differentiators of our technology include:

•	algorithms to compress video signals with high compression and power efficiency at multiple operating points;
•	algorithms for high-speed image processing with high image quality and power efficiency;
•	flexible CVflow computer vision processing engines to support UHD performance levels for deep learning and stereo-based algorithms with power and die size efficiency;
•	optimized deep learning algorithms for multi class object detection, including vehicles, pedestrians, cycles, traffic signs and traffic lights;
•	stereo obstacle detection to provide robust safety in the event of obstacles that are not in the training data;
•	full autonomous algorithm stack for automotive and drone applications, including fusion for multiple cameras and sensor modalities, mapping and localization algorithms and planning;
•	scalable architecture that covers the gamut of consumer and professional HD video camera and encoding applications from Full HD to UHD performance levels;
•	ability to encode multiple video streams simultaneously to support simultaneous recording and video streaming or streaming to multiple devices with different resolutions;
•	ability to capture, process and encode multiple image sensors simultaneously to support multiple viewpoints, including surround view and virtual reality applications;
•	algorithms to stabilize video from camera motion in challenging conditions, such as sports and UAV cameras;

•	low-power architecture with minimal system memory footprint;
•	programmable architecture that balances flexibility, quality, power and die size;
•	full software development kit comprised of APIs to facilitate integration into customers’ products; and
•	powerful CPUs and dedicated hardware to support advanced analytics functions.

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

Computer Vision Technology

Computer vision is a core technology that complements our image processing and video compression technology. Our current SoC solutions have up to four high performance ARM processors with NEONTM acceleration that provide a flexible and cost-effective manner in which to run computer vision algorithms. We are focusing on developing advanced computer vision algorithms and high-performance, low-power hardware acceleration, which is critical to our current video markets, including IP security, wearable, and UAV cameras, as well as automotive cameras for OEM applications.  A significant feature of our computer vision SoCs is support for stereo obstacle detection, which utilizes stereo cameras to perceive depth. We believe that stereo depth information provides an important augmentation to monocular computer vision processing, resulting in an extra margin of safety for autonomous driving and other applications. Monocular processing depends on training to detect obstacles, and may not detect obstacles that are not represented in the training set. Stereo cameras detect obstacles without relying on training because the depth information is used to directly construct a three-dimensional model of the camera’s surroundings, including any obstacles.

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

SoC Solution

Our SoC designs integrate HD and UHD video processing, image processing, applications processing and system functions onto a single chip, delivering exceptional video and image quality with differentiated features, including advanced wireless connectivity. Our multi-core DSP architecture is highly scalable and balances software programmability with hardware-accelerated performance to achieve extremely low power consumption and maximize camera battery life. The programmable architecture provides our customers with the flexibility they need to quickly develop a wide range of differentiated products. Additionally, our SoCs integrate mixed signal (analog/digital) functionality and high speed interfaces required for interfacing to advanced high-speed CMOS sensors and industry standard interfaces such as USB 3.0 and HDMI 2.0. Our newest SoCs also feature our fully-programmable and highly-efficient CVflow architecture to provide significant computer vision performance with very low power consumption.  Recently introduced SoCs include the following:

•

Our 10nm CV22 SoC, which we announced in January 2018, is the second chip in our CVflow family and provides computer vision processing required for intelligent home monitoring, automotive, drone, and wearable cameras.  The CV22 SoC encodes H.264 Advanced Video Coding, or AVC, and H.265 high efficiency video coding, or HEVC, video at rates of up to 4Kp60, with multi-stream support. The CV22 SoC includes a quad-core 1.2 GHz ARM® Cortex® A53 CPU with NEONTM DSP extensions and floating point unit to provide power for features such as 360 degree de-warping and lens distortion correction, multi-exposure HDR and WDR processing, LED flicker mitigation, and multi-sensor support for multi-imager cameras.

•

Our 10nm CV2 SoC, which we announced in March 2018, is the third chip in our CVflow family and provides computer vision and stereovision processing required for the next generation of intelligent automotive, security, and drone cameras. The CV2 SoC encodes AVC and HEVC video at rates of up to 4Kp90, with multi-stream support. The CV2 SoC includes a quad-core 1.2 GHz ARM® Cortex® A53 CPU with NEONTM DSP extensions and floating point unit to provide power for features such as 360-degree de-warping and lens distortion correction, multi-exposure HDR and WDR processing, LED flicker mitigation, and multi-sensor support for multi-imager cameras. CV2’s CVflow computer vision processing provides up to 20 times the convolutional neural network, or CNN, processing performance of CV1.

•

Our 10nm CV25 SoC, which we announced in January 2019, is the latest chip in our CVflow family and provides computer vision processing required for the next generation of affordable and intelligent home monitoring, professional surveillance, and aftermarket automotive solutions, including smart dash-cameras, driver monitoring systems (DMS), and electronic mirrors.  We believe that the CV25 SoC will enable cameras to perform advanced artificial intelligence (AI) features like facial recognition in real-time on the camera rather than in the cloud.  The CV25 SoC encodes AVC and HEVC video at rates of up to 4Kp30, and uses SmartAVCTM and SmartHEVCTM intelligent rate control to achieve low bitrates and minimize cloud storage costs.  The CV25 SoC also includes a quad-core 1 GHz ARM® Cortex®-A53 CPU with NEONTM DSP extensions and floating point unit.

•

Our S6Lm SoC, which we are announcing in April 2019, is designed for a wide range of professional IP and home monitoring cameras and includes 4K HDR processing and multi-streaming. The S6Lm SoC delivers 5Mp30 + 720p30 + 5Mp1 maximum encoding performance. The S6Lm SoC features a quad-core ARM Cortex A53 CPU for advanced analytics, including object and person detection to reduce false alarms and maximize battery life in battery-powered designs. The S6Lm uses our next-generation image signal processor to deliver high-quality imaging in low-light conditions, while its HDR processing extracts high image detail in high-contrast scenes.

Software Development Kits

We provide to our customers fully-functional software development kits with a suite of application programming interfaces or APIs, which allow customers to rapidly integrate our solution, adjust product specifications and provide additional functionality to their systems, thereby enabling them to differentiate their product offerings and reduce time to market. We have software development kits for all of our core markets. For example, in the security market, we provide a fully-featured IP Camera Software Development Kit, or the IP Camera SDK, based on a LinuxTM operating system.  The IP Camera SDK includes middleware software with multi-streaming capability, control for our 4K H.264/H.265 encoder hardware, support for peripherals such as sensors and Wi-Fi chipsets, and other functions needed to build a 4K Ultra HD multi-streaming IP camera. The IP Camera SDK leverages our SoCs’ capabilities for 4K video, multi-streaming, HDR, video de-warping, video analytics, and multi-sensor connectivity. For example, the IP Camera SDK enables an IP camera to record a stream locally at 4K resolution while streaming another video to a remote client over an Ethernet connection at reduced resolution. We also provide extensions to the IP Camera SDK to address specific submarket segments such as doorbells and battery-powered cameras, which can take advantage of the fast-boot, low power, and advanced multi-view video modes of our chips.

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

Customers

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. In the automotive market, we may sell our solutions to Tier 1 suppliers that develop and sell devices incorporating our solutions to automotive OEMs. We refer to ODMs and Tier 1 suppliers as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including Axis Communications AB, Avigilon Corporation, Dahua Technology Co., Ltd., DJI, Denso Ten Limited, Garmin Ltd., GoPro, Hikvision Digital Technology Co., JVC Kenwood Corporation and affiliated entities, Nest Labs (owned by Google LLC, which is owned by Alphabet, Inc.), Pelco by Schneider Electric SE, Ring, Inc. (owned by Amazon, Inc.), Robert Bosch GmbH and affiliated entities, Thinkware Corporation, Vivotek, and XiaoYi Technology Co., Ltd., who source our solutions from ODMs including Chicony Electronics Co., Ltd., Dynacolor, Inc., Flex Ltd., and affiliated entities, affiliated entities of Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Sercomm Corporation, and Sky Light Digital Ltd.

Sales to customers in Asia accounted for approximately 87%, 79% and 73% of our total revenue in the fiscal years ended January 31, 2019, 2018 and 2017, respectively. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. For each fiscal year ended January 31, 2019, 2018 and 2017, 98% of our revenue was attributable to sales of our solutions into the camera markets and 2% of our revenue was attributable to sales of our solutions into the infrastructure market. To date, all of our sales have been denominated in U.S. dollars.

We work closely with our end customer OEMs and ODMs throughout their product design cycles that often last six to nine months for the camera market, although new products within the camera market may have longer design cycles, particularly those implementing advanced features. As a result, we are able to develop long-term relationships with our customers as our technology becomes embedded in their products. Consequently, we believe we are well positioned to not only be designed into our customers’ current products, but also to continually develop next-generation HD video and image processing solutions for their future products.

The product life cycles in the camera market typically range from six to 18 months. We expect that product lifecycles in the automotive OEM and the industrial and robotics markets will typically be longer than 24 months, as new product introductions occur less frequently. For many of our solutions, early engagement with our customers’ technical staff is necessary for success. To ensure an adequate level of early engagement, our application and development engineers work closely with our customers to adjust product specifications and add functionality into their products.

In fiscal year 2019, the customers representing 10% or more of revenue were Wintech, the Company’s distributor, and Chicony, a direct ODM customer, which accounted for approximately 58% and 16% of total revenue, respectively. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue.

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

Our sales cycles typically require a significant investment of time and a substantial expenditure of resources before we can realize revenue from the sale of our solutions, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management and our sales personnel and software engineers. If successful, this process culminates in a customer’s decision to use our solutions in its system, which we refer to as a design win. Our sales efforts are typically directed to the OEM of the product that will incorporate our video and image processing solution, but the eventual design and incorporation of our SoC into the product may be handled by an ODM or Tier I supplier on behalf of the OEM. Volume production may begin within six to 18 months after a design win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once our solutions have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Conversely, a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product.

The end markets into which we sell our products have seen significant changes as consumer preferences have evolved in response to new technologies. As a result, the composition of our revenue may differ meaningfully during periods of technology or consumer preference changes. For example, in fiscal year 2011, revenue from sales into the pocket video market represented approximately 40% of our total revenue. The proliferation of smartphones and their ability to capture high-quality video and still images significantly impacted this market, decreasing pocket video cameras’ contribution to approximately zero percent of total revenue by fiscal year 2013. Conversely, our total revenue in the 2013-2018 fiscal years was primarily derived from markets for specialized video and image capture devices, such as the wearable camera market, the IP security camera market, the automotive aftermarket and the UAV camera market. While we will continue to address these markets, we intend to primarily focus our development efforts on computer vision applications for the professional and consumer IP security, the automotive OEM and industrial and robotics markets. We expect shifts in consumer use of video capture to continue to change over time, as more specialized use cases emerge and video capture continues to proliferate, which could significantly impact any of these markets.

Our sales are generally made pursuant to purchase orders received approximately four to 18 weeks prior to the scheduled product delivery date, depending upon agreed terms with our customers and the current manufacturing lead time at the time the purchase order is received. These purchase orders may be cancelled without charge upon notification within an agreed period of time in advance of the delivery date, which may be as short as 30 days. Due to the scheduling requirements of our foundry, assembly and test contractors, we generally provide our contractors with our production forecasts and place firm orders for products with our suppliers up to 20 weeks prior to the anticipated delivery date, usually without a purchase order from our own customers. Our standard warranty provides that our SoCs containing defects in materials, workmanship or performance may be returned for a refund of the purchase price or for replacement, at our discretion. We may agree to different warranty terms with specific customers from time to time.

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

Research and Development

We believe our technology is a competitive advantage and we engage in substantial research and development efforts to develop new products and integrate additional features and capabilities into our HD and UHD video processing solutions, such as computer vision capabilities. We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. As of January 31, 2019, 81% of our employees are engaged in research and development. Our research and development team is comprised of both semiconductor and software designers. Our semiconductor design team has extensive experience in large-scale semiconductor design, including architecture description, logic and circuit design, implementation and verification. Our software design team has extensive experience in development and verification of software for the HD video market. Because the integration of hardware and software is a key competitive advantage of our solutions, our hardware and software design teams work closely together throughout the product development process. The experience of our hardware and software design teams enables us to effectively assess the tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented in hardware and in software.

We have assembled a core team of experienced engineers and systems designers in four research and development design centers located in the United States, China, Italy, and Taiwan.

Competition

The global semiconductor market in general, and the video and image processing markets in particular, are highly competitive. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as we enter new markets, such as the OEM automotive market. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the IP security camera market, our primary competitors include AMLogic Inc., Fullhan Microelectronics Co., Ltd., Geo Semiconductor, Inc., HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Ingenic Semiconductor Co., Ltd., Intel Corporation, or Intel, Movidius Ltd., a subsidiary of Intel, Novatek Microelectronics Corp., or Novatek, OmniVision Technologies, Inc., or OmniVision, Qualcomm Incorporated, or Qualcomm, Realtek Semiconductor Corp., SigmaStar Technology Corp., or SigmaStar, Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation, or Panasonic, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony Corporation, or Sony. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek, NVIDIA Corporation, or NVIDIA, NXP Semiconductors N.V., OmniVision, Qualcomm, Renesas Electronics Corporation, SigmaStar, Sunplus Technology Co. Ltd., Texas Instruments and Xilinx Inc. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony, Panasonic, HiSilicon and Socionext. Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA and Qualcomm. Certain of our customers and suppliers also have divisions that produce products competitive with ours.

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

Our ability to compete successfully in the rapidly evolving HD video market depends on several factors, including:

•	the design and manufacturing of new solutions, including software, that anticipate the video processing and integration needs of our customers’ next-generation products and applications;
•	performance of our computer vision solutions, as measured by convolutional neural network performance, video and still picture image quality, resolution and frame processing rates;
•	power consumption efficiency of our solutions;
•	the ease of implementation of our products by customers;
•	the strength of customer relationships;
•	the selection of the foundry process technology and architecture tradeoffs to meet customers’ product requirements in a timely manner;
•	reputation and reliability;
•	customer support; and
•	the cost of the total solution.

We believe we compete favorably with respect to these factors, particularly because our solutions typically provide high-performance and low power consumption video, CNN performance, efficient integration of our advanced algorithms, exceptional storage and transmission efficiencies at lower power, highly-integrated SoC solutions based on a scalable platform, and comprehensive and flexible software. We cannot ensure, however, that our solutions will continue to compete favorably or that we will be successful in the face of increasing competition from new products introduced by existing or new competitors.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2019, we had 137 issued patents in the United States, 53 of which were continuation patents, six patents issued in Europe, five issued patents in China, six issued patents in Japan and 76 pending patent applications in the United States. The issued patents in the United States expire beginning in 2024 through 2035. Many of our issued patents and pending patent applications relate to image and video processing and HD video compression.

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

Despite our efforts to protect our intellectual property, unauthorized parties may still copy or otherwise obtain and use our software, technology or other information that we regard as proprietary intellectual property. In addition, we continue to operate internationally, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

Seasonality

Our business has tended to be seasonal with higher revenue in our third fiscal quarter as our customers typically increase their production to meet holiday shopping season or year-end demand for their products. Due to recent declines in demand for our solutions in several consumer camera markets, the seasonal impact was not significant in fiscal year 2019. We also may experience seasonally lower demand in our first fiscal quarter in the Asia-based portion of the IP security camera market as a result of industry seasonality and the impact of ODM and OEM factory closures associated with the Chinese New Year holiday.

Employees

At January 31, 2019, we employed a total of 750 people, including 165 in the United States, 531 in Asia, primarily in China and Taiwan and 54 in Europe. We also engage temporary employees and consultants. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be significantly harmed. We often incur significant expenditures developing a new SoC solution without any assurance that any OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM.

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, in the past we have secured design wins for camera products that were never commercially released by our customer as a result of factors beyond our control. If other products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer. For example, we have recently experienced declines in demand for our solutions in several consumer camera markets, including wearable cameras, virtual reality cameras and cameras incorporated into unmanned aerial vehicles, also referred to as UAVs or drones, which has negatively impacted our business.

Similarly, even if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM. For example, two of our largest OEMs in the consumer camera markets in the past few years, GoPro, Inc., or GoPro, and Dajiang Innovation Technology Inc., or DJI, have begun using competing solutions in their mainstream products, which has significantly reduced these OEMs’demand for our solutions and negatively impacted our revenue.

If we fail to penetrate new markets, our revenue and financial condition could be harmed.

In the past several years, a substantial portion of our revenue was generated from sales of our products to OEMs and ODMs of HD video cameras, including IP security cameras, wearable cameras and UAVs. Our revenue from several of these markets, however, has recently experienced significant declines. As a result, we believe that our future revenue growth, if any, will significantly depend on our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, as well as emerging markets such as the OEM automotive and robotics markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. For example, we expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including the automotive, IP security camera and robotics markets.  As a result, we believe that our ability to develop advanced computer vision technology and gain customer acceptance of our technology is critical to our future success and our efforts to develop such technology that gains market acceptance may not be successful. Development of products to address new markets, such as the OEM automotive and robotics markets, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term. In addition, we anticipate that as we continue to move into new markets, such as the OEM automotive and robotics markets, we will likely face competition from larger competitors with greater resources and more history in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully with our solutions, our revenue could decline and our financial condition will be negatively impacted.

Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of our time and resources. We cannot assure that we will secure design wins from these or other companies or that we will achieve meaningful revenue from the sales of our solutions into these markets.  If we fail to penetrate these or other new markets we are targeting, our financial condition would likely suffer.

Our target markets may not grow or develop as we currently expect and are subject to market risks, any of which could harm our business, revenue and operating results.

In the past few years, a substantial portion of our revenue has been derived from sales of our SoCs to the camera market, and in particular, the IP security camera market, automotive camera market, wearable camera market and UAV market. While we will continue to provide solutions addressing these markets, we are focusing our development resources on addressing computer vision applications, primarily in the professional IP security and home security and monitoring camera markets, the OEM automotive and robotics markets, with our computer vision solutions. The application of computer vision functionality in these markets is relatively new and we may be unable to predict the timing or development of these markets with accuracy. For example, a slower than expected adoption rate for computer vision technology in the IP security camera market could slow the demand for our new solutions. Similarly, a slower than anticipated adoption of electronic mirrors, advanced driving assistance systems and autonomous driving functionality could reduce demand for our new computer vision solutions. If our key target markets, such as automotive cameras, IP security cameras and cameras for robotic applications, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected and our business and operating results could suffer.

Global economic and political conditions, including possible trade tariffs and restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Recently proposed public policy changes and the imposition of trade tariffs and restrictions between the United States and China have, in our view, created and will continue to create an uncertain business environment. In particular, if additional tariffs or restrictions are imposed on our products or the products of our customers, there could be a negative impact on our operations and financial performance. For example, H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019, which was recently enacted into law, will negatively impact our two largest China IP security customers and likely decrease their demand for our solutions. While we anticipate that this new law will likely have a negative impact on our revenue in the near term due to uncertainty relating to these customers, we cannot yet predict the longer term impact on our business. In addition, if further restrictions were placed on a significant customer affecting its ability to do business with us, it would likely have a material adverse effect on our business and financial condition.  Similarly, changes in export classification requirements could impact our ability to supply our solutions to certain companies or in certain countries.  Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications, which could have a material adverse effect on our business and financial condition.

Our customers may cancel their orders, change production quantities or delay production. If we fail to accurately forecast demand for our solutions, revenue shortfalls or excess, obsolete or insufficient inventory could result.

Our customers typically do not provide us with firm, long-term purchase commitments. Substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and often without penalty to them. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix.

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products. For example, higher than normal customer inventory levels at GoPro significantly impacted our revenue in the first half of fiscal years 2017 and 2018. Higher than normal customer inventory levels can occur in the future. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2019, the customers representing 10% or more of revenue were Wintech Microelectronics Co., Ltd., or Wintech, the Company’s distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 58% and 16% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end-customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period. In the past, we have had significant customers decrease their demand for our solutions with little advance notice to us.  For example, GoPro, our largest OEM customer in fiscal year 2017, has recently used a competing solution in its mainstream cameras, which had a significantly negative impact on our revenue. Similarly, our customer DJI recently introduced UAVs incorporating competing solutions that have reduced, and will continue to reduce, DJI’s demand for our solutions. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced through sales to other customers in that market.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with a product, which is sole sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup provider could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we utilize or may utilize, such as 10 or 7 nanometer, or nm. Accordingly, as we continue to develop solutions in advanced process nodes we will be increasingly dependent upon such foundries. The unavailability of one or both of these foundries could significantly impact our ability to produce our new products or delay production, which would negatively impact our business.

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

We operate in a dynamic environment characterized by rapidly changing technologies and technological obsolescence. To compete successfully, we must design, develop, market and sell enhanced solutions that provide increasingly higher levels of performance and functionality and that meet the cost expectations of our customers. Our existing or future solutions could be rendered obsolete by the introduction of new products by our competitors; convergence of other markets with or into the camera market; the market adoption of products based on new or alternative technologies; the emergence of new industry standards for video compression; or the requirement of additional functionality included in video processors, such as analytics or computer vision functionality. In addition, the markets for our solutions are characterized by frequent introduction of next-generation and new products, short product life cycles, increasing demand for added functionality and significant price competition. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations would suffer.

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

We are focused on selling our video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in emerging markets we intend to address such as the OEM automotive market, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process and, even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved certain design wins and projected substantial future revenue as a result of such design wins. Subsequently, based on factors outside of our control, the applicable end customers abruptly cancelled the projects, with no notice to us, resulting in a loss of projected revenue. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products. For example, GoPro and DJI have used competing solutions in recently introduced camera products, which has had a significant negative impact on our revenue.

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

Our customers generally take a considerable amount of time to evaluate our solutions. The typical time from early engagement by our sales force to actual product introduction runs from nine to 12 months, though it will likely take significantly longer in new markets such as the OEM automotive and robotics markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our SoC solutions and harm our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our solutions, our business would suffer.

We expect competition to increase in the future, which could have an adverse effect on our revenue and market share.

The global semiconductor market in general, and the video and image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, functionality, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as existing competitors improve or expand their product offerings. We also expect that the trend among large OEMs to seek to develop their own semiconductor solutions will continue and expand, particularly in camera markets experiencing consolidation, such as the IP security market. In addition, as we move into new markets, such as the OEM automotive and robotics markets, we will face competition from larger competitors with longer histories in these markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the IP security camera market, our primary competitors include AMLogic Inc., Fullhan Microelectronics Co., Ltd., Geo Semiconductor, Inc., HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Ingenic Semiconductor Co., Ltd., Intel Corporation, or Intel, Movidius Ltd., a subsidiary of Intel, Novatek Microelectronics Corp., or Novatek, OmniVision Technologies, Inc., or OmniVision, Qualcomm Incorporated, or Qualcomm, Realtek Semiconductor Corp., SigmaStar Technology Corp., or SigmaStar, Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation, or Panasonic, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB and Sony Corporation, or Sony. In the automotive camera market, we currently compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Novatek, NXP Semiconductors N.V., OmniVision, Qualcomm, Renesas Electronics Corporation, SigmaStar, Sunplus Technology Co. Ltd., Texas Instruments and Xilinx Inc. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony, Panasonic, HiSilicon and Socionext. Our primary competitors in the UAV camera market include HiSilicon, Intel, NVIDIA and Qualcomm.

Certain of our customers and suppliers also have divisions that produce products competitive with ours and other customers may seek to vertically integrate competitive solutions in the future. In addition, certain third-party developers of technology competitive to our solutions have licensed their technology, including image signal processing and computer vision IP, which potentially enables a greater number of competitors to offer competitive solutions.

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are and have significantly better brand recognition and broader product offerings than us, which may enable them to develop and enable new technology into product solutions better or faster than us and to better withstand adverse economic or market conditions in the future. Our ability to compete will depend on a number of factors, including:

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

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. In particular, our business has tended to be seasonal with higher revenue in our third quarter as our customers typically increase their production to meet holiday shopping season or year-end demand for their products. We also may experience seasonally lower demand in our first quarter in the Asia-based portion of the IP security camera market as a result of industry seasonality and the impact of ODM and OEM factory closures associated with the Chinese New Year holiday. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

Factors that may affect our operating results include:

•	fluctuations in demand, sales cycles, product mix, and prices for our products;
•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;
•	shifts in consumer or manufacturer preferences and any resultant change in demand for video and image capture devices into which our solutions are incorporated;
•	changes in the competitive dynamics of our markets, including new entrants or pricing pressures;
•	delays in our customers’ ability to manufacture and ship products that incorporate our solutions caused by internal and external factors beyond our control;
•	our ability to successfully define, design and release new solutions in a timely manner that meet our customers’ needs;

•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;
•	timely availability of adequate manufacturing capacity from our manufacturing subcontractors;
•	the timing of product announcements by our competitors or by us;
•	incurrence of research and development and related new products expenditures;
•	write-downs of inventory for excess quantities and technological obsolescence;
•	future accounting pronouncements and changes in accounting policies;
•	volatility in our share price, which may lead to higher stock-based compensation expense;
•	volatility in our effective tax rate;
•	general socioeconomic and political conditions in the countries where we operate or where our products are sold or used; and
•	costs associated with litigation, especially related to intellectual property.

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, in the first half of fiscal year 2017 and in the fourth quarter of fiscal year 2018, our revenue declined 21% and 19%, respectively, compared to the same periods in the prior fiscal years. For fiscal year 2019, our revenue declined 23% compared to fiscal year 2018 and we incurred our first annual net losses since our initial public offering, or IPO, in 2012. The reduced revenues resulted in a substantial decline in cash flows from operating activities. We may experience similar declines in the future, which would harm our operating results.

The average selling prices of video and image processing solutions in our target markets have historically decreased over time and will likely do so in the future, which could harm our revenue and gross margins.

Average selling prices of semiconductor products in the markets we serve have historically decreased over time, and we expect such declines to continue to occur for our solutions over time. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced SoC solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margins. In the past, we have reduced the prices of our SoC solutions in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. Recently, we have experienced competitive pricing pressures at the low ends of the automotive aftermarket camera market and China-based IP security camera market. We expect that we will have to address pricing pressures again in the future, particularly in markets experiencing consolidation, which could require us to reduce the prices of our SoC solutions and harm our operating results.

We are dependent on sales of a limited number of video and image processing solutions, and a decline in market adoption of these solutions could harm our business.

We currently derive substantially all of our revenue from the sale of our video and image processing SoCs for use in a relatively small number of camera markets and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in these camera markets is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, or does not grow as expected, our revenue would decline and our business would be harmed.

A substantial portion of our revenue is processed through a single distributor and the loss of this distributor may cause disruptions in our shipments, which may adversely affect our operations and financial condition.

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 58%, 59% and 60% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2019, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

We are subject to risks associated with our distributors' product inventories.

We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to ODMs and end customers. We allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. Upon the adoption of ASC 606 on February 1, 2018, we recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition) based on the amount of consideration expected to be received. To the extent that the actual consideration received is materially different from estimated variable consideration recognized, we may be required to adjust revenue in subsequent periods.

If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to ODMs and end customers, or if they decide to decrease their inventories for any reason, such as adverse global economic conditions or a downturn in technology spending, our sales to these distributors and our revenues may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenues in such subsequent periods. Our reserve estimates associated with products stocked by our distributors are based largely on reports that our distributors provide to us on a weekly or monthly basis. To date, we believe this resale and channel inventory data have been generally accurate. To the extent that these data are inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.

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

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our industry is characterized by high demand and intense competition for talent.  The pool of qualified candidates is limited, particularly in Silicon Valley and parts of Asia for very-large-scale integration, or VLSI, and computer vision engineers, and certain of our competitors and potential competitors with greater resources have directly targeted our employees.  In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively, and to grow our business, depends on our ability to attract new employees and to retain and motivate our existing employees.

If we do not generate revenue growth, we may not be able to execute our business plan and our operating results could suffer.

You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In the past, we experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $310.3 million in fiscal year 2017 and to $295.4 million in fiscal year 2018. Our revenue decreased to $227.8 million in fiscal year 2019, resulting in the first annual net losses since our IPO in 2012. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

If we are unable to manage any future growth, we may not be able to execute our business plan and our operating results could suffer.

Our business has grown rapidly in the past. Our future operating results depend to a large extent on our ability to successfully manage any expansion and growth, including the challenges of managing a company with an executive management team in the United States and the majority of its employees in Asia. We are increasing our investment in research and development and other functions to grow our business and address new markets, such as the OEM automotive and robotics markets. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

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

If we are unable to manage growth effectively, we may not be able to take advantage of market opportunities or develop new solutions, and we may fail to satisfy customer product or support requirements, maintain product quality, execute our business plan or respond to competitive pressures.

While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $128.1 million, $115.5 million and $101.2 million in fiscal years 2019, 2018 and 2017, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10nm and 7nm, can cost significantly more than required to develop in larger process nodes, such as 28nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.

The rapidly evolving nature of the markets in which we sell our solutions, combined with substantial uncertainty concerning how these markets may develop and other factors beyond our control, limits our ability to accurately forecast quarterly or annual revenue. In addition, because we record a significant portion of our revenue from sales when we have received notification from our distributors that they have sold our products, some of the revenue we record in a quarter may be derived from sales of products shipped to our distributors during previous quarters. This revenue recognition methodology limits our ability to forecast quarterly or annual revenue accurately. We continue to expand our staffing and increase our expenditures in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.

We may experience difficulties demonstrating the value to customers of newer, higher priced and higher margin solutions if they believe existing solutions are adequate to meet end customer expectations.

As we develop and introduce new solutions, we face the risk that customers may not value or be willing to bear the cost of incorporating these newer solutions into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of the newer solutions, customers may be unwilling to adopt our new solutions due to design or pricing constraints. Owing to the extensive time and resources that we invest in developing new solutions, if we are unable to sell customers new generations of our solutions, or if we face pricing pressures on our new solutions, our revenue could decline and our business, financial condition, operating results and cash flows could be negatively affected.

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

Our customers purchase components used in the manufacture of their cameras from various sources of supply, often involving several specialized components, including lenses, sensors, and memory chips. Any supply shortage or delay in delivery by third-party component suppliers, or a third-party supplier’s cessation or shut down of its business, may prevent or delay production of our customers’ products. In addition, replacement or substitute components may not be available on commercially reasonable terms, or at all. As a result of delays in delivery or supply shortages of third-party components, orders for our solutions may be delayed or canceled and our business may be harmed. For example, a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in the second and third quarters of fiscal year 2017. Similarly, our ability to generate design wins in some markets, such as the automotive OEM market, requires us to collaborate with third-party software suppliers in order to offer a complete solution to customers. Our inability to successfully collaborate with such third-party suppliers, or such suppliers’ inability to develop and deliver software, could harm our ability to achieve design wins and harm our business. Errors or defects within a camera system or in the manner in which the various components interact could prevent or delay production of our customers’ products, which could harm our business.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, such as the 7nm process node, and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 10nm, we are increasingly dependent upon Samsung and TSMC, who are the only foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end-customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our proprietary technologies and know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. For example, our patents and patent applications could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. For example, the legal environment relating to intellectual property protection in certain emerging market countries where we operate is relatively weaker, often making it difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in these emerging markets or elsewhere. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Certain of our customers have received notices from third parties claiming to have patent rights in certain technology and inviting our customers to license this technology, and certain of our end customers have been the subject of lawsuits alleging infringement of patents by products incorporating our solutions, including the assertion that the alleged infringement may be attributable, at least in part, to our technology. Because we generally indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations under some of our license agreements, which could result in substantial expense to us. Although we have not incurred significant indemnity expenses related to intellectual property claims to date, we anticipate that we will receive requests for indemnity in the future pursuant to our license agreements with our customers. In addition, other customers or end customers with whom we do not have formal agreements requiring us to indemnify them may ask us to indemnify them if a claim is made as a condition to awarding future design wins to us. Because some of our ODMs and OEMs are larger than we are and have greater resources than we do, they may be more likely to be the target of an infringement claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit. Although we have not yet been subject to such claims, if any such claims were to succeed, we might be forced to pay damages on behalf of our ODMs or OEMs that could increase our expenses, disrupt our ability to sell our solutions and reduce our revenue. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our products to decrease.

We are subject to warranty and product liability claims and to product recalls.

From time to time, we are subject to warranty claims that may require us to make significant expenditures to defend these claims or pay damage awards. In the future, we may also be subject to product liability claims resulting from failure of our solutions or if products we design, manufacture, or sell, cause personal injury or property damage, even where the cause is unrelated to product defects. These risks will likely increase as our products are introduced into new devices, markets, or applications, including autonomous and semi-autonomous automotive, UAV and robotic applications. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in consumer devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could harm our financial condition and results of operations, as well as harm our reputation and cause the market value of our ordinary shares to decline.

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

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personally identifiable information, or PII, and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. For example, effective May 2018, the European Union adopted the General Data Protection Regulation that imposed more stringent data protection requirements and provided for greater penalties for noncompliance. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to us, damage our reputation and adversely affect our business.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission, or the SEC, has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. While these requirements continue to be subject to administrative uncertainty, we have incurred, and may continue to incur, costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

Rapidly changing industry standards could make our video and image processing solutions obsolete, which would cause our operating results to suffer.

We design our video and image processing solutions to conform to video compression standards, including MPEG-2, H.264 and H.265, set by industry standards setting bodies such as ITU-T Video Coding Experts Group and the ISO/IEC Moving Picture Experts Group. Generally, our solutions comprise only a part of a camera device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or by consumers. If our customers or the suppliers that provide other device components adopt new or competing industry standards with which our solutions are not compatible, or if the industry groups fail to adopt standards with which our solutions are compatible, our existing solutions would become less desirable to our customers. As a result, our sales would suffer, and we could be required to make significant expenditures to develop new SoC solutions. For example, if the new H.265 video compression standard is not broadly adopted by our customers or potential customers, sales of our H.265 compliant solutions would suffer and we may be required to expend substantial resources to comply with an alternative video compression standard. In addition, existing standards may be challenged as infringing upon the intellectual property rights of other companies or may be superseded by new innovations or standards.

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

We have research and development design centers and business development offices in China, Japan, Italy, South Korea and Taiwan, and we expect to continue to conduct business with companies that are located outside the United States, particularly in Asia. We purchase wafers from foreign foundries, have our solutions assembled and tested by subcontractors located in Asia, and supply our solutions to customers located outside of the United States. Even customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their products, and these contract manufacturers typically purchase products directly from us. As a result of our international focus, we face numerous challenges and risks, including:

•	increased complexity and costs of managing international operations;
•	longer and more difficult collection of receivables;
•	difficulties in enforcing contracts generally;
•	regional economic instability;
•	geopolitical instability and military conflicts;
•	limited protection of our intellectual property and other assets;
•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•	trade and foreign exchange restrictions and higher tariffs;
•	travel restrictions;
•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;
•	foreign currency exchange fluctuations relating to our international operating activities;
•	restrictions imposed by the U.S. government on our ability to do business with certain companies or in certain countries as a result of international political conflicts;
•	transportation delays and other consequences of limited local infrastructure, and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;
•	difficulties in staffing international operations;
•	heightened risk of terrorist acts;
•	local business and cultural factors that differ from standards and practices in the U.S.;
•	differing employment practices and labor relations;
•	regional health issues and natural disasters; and
•	work stoppages.

Our third-party contractors and their suppliers are concentrated in South Korea, Taiwan and Japan, a region subject to earthquakes and other natural disasters. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.

The majority of our products are manufactured by or receive components from third-party contractors located in South Korea, Taiwan and Japan. The risk of an earthquake or tsunami in South Korea, Taiwan, Japan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. For example, in December 2006 a major earthquake occurred in Taiwan and in March 2011 a major earthquake and tsunami occurred in Japan. Although we are not aware of any significant damage suffered by our third-party contractors as a result of those natural disasters, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry vendor or assembly and test capacity. A disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in fiscal year 2017. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, or at all.

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

Our future effective tax rates could be adversely affected if our earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, tax effects of share-based compensation, or by changes in tax laws, regulations, accounting principles or interpretations thereof. For example, changes in tax laws, including the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2019 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2020 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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

Prior to the Tax Act, we did not believe that we, or any of our non-U.S. subsidiaries, were considered a CFC, which is a determination made daily based on whether the 10% U.S. shareholders together own, or are considered to own as a result of the attribution rules, more than fifty percent of the voting power or value of a non-U.S. corporation.  The Tax Act repealed Internal Revenue Code Section 958(b)(4), which, unless clarified in future regulations or other guidance, may result in classification of certain of the Company’s foreign subsidiaries as CFCs with respect to any single 10% U.S. shareholder. This may be the result without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than fifty percent of the voting power or value of the Company as was the case under prior rules. The repeal is effective as of the last taxable year of CFCs beginning before January 1, 2018 and for the taxable year of 10% U.S. shareholders in which the CFCs' taxable year ends.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business may adversely affect our operating results.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 87%, 79% and 73% of our total revenue in fiscal years 2019, 2018 and 2017, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

In fiscal year 2019, we added an additional $100.0 million of capital in debt security investments. As of January 31, 2019, these securities had approximately $205.1 million in value. The investments consisted primarily of money market funds, certificates of deposit, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

Our corporate headquarters are located in Santa Clara, California, consisting of approximately 50,000 square feet of facility spaces under leases that expire in May 2020 and September 2020, respectively. These facilities accommodate our principal sales, marketing, research and development, finance, and administration activities. We lease approximately 94,000 square feet of facility spaces in Hsinchu, Taiwan under lease agreements that expire in December 2019, May 2020, June 2020 and January 2028. The Taiwan facilities accommodate research and development, business development, operations, and administration support. We lease approximately 44,500 square feet of facility spaces in Shanghai and Shenzhen, China, under leases that expire in November 2019, September 2020 and February 2021, to support research and business development. We lease approximately 12,100 square feet of office space in Italy for research and development. We lease additional facilities in Hong Kong for sales and inventory warehousing and in Japan and South Korea for our local business development personnel.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2019:

	Approximate
	Square
Major Locations	Footage	Usage
United States:
Santa Clara, California	50,000	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration
Asia Pacific:
Hsinchu, Taiwan	94,000	Research and Development; Business Development; Operations; Administration
Shanghai, China	25,300	Research and Development; Business Development
Shenzhen, China	19,200	Research and Development; Business Development
Kowloon, Hong Kong	9,000	Sales; Warehousing
Shin-Yokohama, Japan	1,300	Business Development
SeongNam, South Korea	1,500	Business Development

Europe:
Parma, Italy	12,100	Research and Development

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares have been traded on the NASDAQ Global Market under the symbol “AMBA” since October 10, 2012. Prior to that date, there was no public trading market for our ordinary shares. On March 15, 2019, there were 34 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders.

Share Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from February 1, 2014 through January 31, 2019 of the cumulative total return for our ordinary shares, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Comparison of 5 year Cumulative Total Return

Dividends

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

For information about our equity compensation plans, see Note 11, “Employee Benefits and Stock-based Compensation” of the Notes to Consolidated Financial Statements included in this report.

Purchases of Equity Securities by the Issuer

The following table displays information with respect to repurchases of the Company’s ordinary shares during the three months ended January 31, 2019.

Approximate
			Total Number	Dollar Value Of
			Of Shares	Shares That May
			Purchased As	Yet Be Purchased
			Part of Publicly	Under The Plans
	Total Number	Average Price	Announced	Or Programs
	Of Shares	Paid Per Share	Plans Or	(in millions)
Period	Purchased (i)	(ii)	Programs (i)	(i)
November 1, 2018 to November 30, 2018	104,160	$33.44	104,160
December 1, 2018 to December 31, 2018	—	—	—
January 1, 2019 to January 31, 2019	—	—	—
Total	104,160	$33.44	104,160	$31.9

(i)

Our Board of Directors previously authorized a program to repurchase up to $125.0 million of our ordinary shares through June 30, 2018. On June 4, 2018, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our ordinary shares over a twelve-month period commencing June 5, 2018. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of January 31, 2019, we had repurchased an aggregate amount of $174.8 million of our ordinary shares, and we had approximately $31.9 million available to repurchase shares under the program through June 4, 2019.

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

Selected Consolidated Statements of Operations Data:

	Year Ended January 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Revenue	$227,768	$295,402	$310,297	$316,373	$218,278
Income (loss) from operations	$(40,420)	$24,431	$60,363	$84,679	$51,861
Net income (loss)	$(30,447)	$18,852	$57,810	$76,508	$50,571
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(0.93)	$0.57	$1.77	$2.42	$1.70
Diluted	$(0.93)	$0.55	$1.68	$2.27	$1.57

Selected Consolidated Balance Sheet Data:

	As of January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cash, cash equivalents and marketable securities	$358,908	$434,591	$405,394	$307,893	$207,994
Working capital	370,566	440,047	414,139	320,828	229,889
Total assets	466,853	546,649	512,271	410,615	284,284
Total liabilities	47,364	64,462	57,637	61,159	47,073
Total shareholders' equity	419,489	482,187	454,634	349,456	237,211

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

Upon adoption of Accounting Standards Update No. 2015-05, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40), we account for a noncancelable on premise internal-use software license as the acquisition of an intangible asset and the incurrence of a liability to the extent that all or a portion of the software licensing fees are not paid on or before the license acquisition date. The intangible asset and related liability are recorded at net present value and interest expense is recorded over the payment term. As of January 31, 2019, there were $6.8 million of intangible assets, net of amortization expense, $4.9 million of current liabilities and $0.3 million of noncurrent liabilities related to these noncancelable internal-use software licenses recorded in the consolidated balance sheets.

Effective February 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings. The consolidated financial statements for the fiscal year ended January 31, 2019 are reported under Topic 606, whereas the consolidated financial statements for the fiscal year 2018 and prior years are reported under Topic 605. See Note 2, "Revenue Recognition" of the Notes to Consolidated Financial Statements included in this report for more details.

In the fourth quarter of fiscal year 2019, we released $8.0 million of valuation allowance related to prior year federal research and development credit carryforwards, which resulted in a significant increase in deferred tax assets as of January 31, 2019. See Note 13, “Income Taxes” of the Notes to Consolidated Financial Statements included in this report for more details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading developer of semiconductor processing solutions for video that enable high-definition, or HD, video capture, analysis, sharing and display. A device that captures video includes four primary components: a lens, an image sensor, a video processor and storage memory. The video processor converts raw video input into a format that can be stored and distributed efficiently and, in some cases, analyzes the video data to automate processes. We combine our processor design capabilities with our expertise in video and image processing, computer vision algorithms and software development to provide a technology platform that is designed to be easily scalable across multiple applications in a variety of markets and enable rapid and efficient product development for our customers. Our system-on-a-chip, or SoC, designs fully integrate HD video processing, image processing, computer vision functionality, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption.

Over the last several years, we have been expanding our development efforts on computer vision technology that complements our image processing and video compression technology. We believe that enhanced computer vision functionality is critical both to our current video markets, such as IP security camera, as well as future markets such as automotive OEM cameras for advanced driving assistance systems, or ADAS, and autonomous vehicles, and robotics. Our recent development efforts have focused on creating advanced computer vision algorithms and high-performance, low-power hardware platforms to enhance processing acceleration, which we refer to as our CVflow architecture. In 2017, we introduced our first computer vision semiconductor chip, the CV1 SoC. In 2018, we introduced three new computer vision-based SoCs to enable our customers to develop intelligent camera systems for a variety of markets at different feature levels.

Our revenue over the last three years has been generated primarily from sales of our solutions for incorporation into specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras, IP security cameras and cameras incorporated into unmanned aerial vehicles, or UAVs or drones. Our revenue from several of these markets, however, has recently experienced significant declines.  As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, as well as emerging markets such as the OEM automotive and robotics markets.  We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets.

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content in wearable cameras, automotive cameras, Internet Protocol, or IP, security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs or drones, and virtual reality cameras, also referred to as 360° cameras. We also recently introduced, and continue to develop, solutions to address emerging markets, such as the incorporation of computer vision functionality for OEM automotive ADAS applications and robotics markets.

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

Volume production may begin within six to 18 months or even longer after a design win, depending on the targeted market, the complexity of our customer’s product and other factors upon which we may have little or no influence. Once one of our solutions has been incorporated into a customer’s design, we believe that our solution is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning a product or substituting an alternative solution. Conversely, a design loss to a competitor will likely preclude any opportunity for us to generate future revenue from such customer’s product. Even if we obtain a design win and our SoC remains a component through the life cycle of a customer’s product, the volume and timing of actual sales of our SoCs to the customer depend upon the production, release and market acceptance of that product, none of which are within our control. A portable consumer device typically has a product life cycle of six to 18 months, while an IP security camera typically has a product life cycle of 12 to 24 months. We anticipate that most OEM automotive products will have life cycles longer than two years.

Fiscal Year 2019 Financial Highlights and Trends

•

We recorded revenue of $227.8 million in fiscal year 2019, a decrease of 22.9% as compared to fiscal year 2018. The decrease in revenue was primarily attributable to declines in revenue from wearable camera markets, including the sports camera, virtual reality and non-sports wearable camera markets. The decrease was also attributable to lower revenue from the drone market as a result of a major customer in the drone market shifting its consumer-based drones to competitive solutions, as well as continued weakness from smaller drone customers. The declines in revenue in the wearable camera and drone markets were partially offset by revenue growth in the automotive and IP security camera markets. The revenue growth in the automotive camera market was primarily due to a significant increase in shipments of OEM automotive video recorders in the Japan and China regions, offset by lower revenue from the automotive aftermarket. In the consumer IP security camera market, growth was led by the home security and monitoring market in the North America region, partially offset by a decline in revenue from the Asia region. The increased revenue in the IP security market was also attributable to revenue growth in the professional IP security camera market outside the China region, offset by a decline in revenue from a major Chinese customer.

•

We recorded an operating loss of $40.4 million in fiscal year 2019, as compared to operating income of $24.4 million in fiscal year 2018. The decrease in operating income was primarily due to decreased revenue and increased expenses incurred primarily in support of new applications for the automotive OEM market as well as the development of computer vision-based solutions. The increase in expenses related primarily to increased research and development headcount, chip tape-out fees and increased stock-based compensation expense.

•

We generated cash flows from operating activities of $24.5 million in fiscal year 2019, as compared to $85.4 million in fiscal year 2018. The decreased cash flows from operating activities were primarily due to decreased net income as a result of decreased revenue and increased operating expenses. The decrease in cash flows from operating activities also was attributable to decreased liabilities associated with the timing of payments to suppliers and decreased cash receipts associated with the timing of payments from customers. The decrease in cash flows from operating activities was partially offset by decreased inventory purchases associated with lower revenue in fiscal year 2019.

•

On June 4, 2018, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our ordinary shares over a twelve-month period commencing June 5, 2018. We repurchased 2,485,992 shares for approximately $99.9 million in cash during the twelve months ended January 31, 2019. As of January 31, 2019, we had repurchased a total of 3,985,876 shares for approximately $174.8 million in cash since the inception of repurchase programs in June 2016 and approximately $31.9 million remained available for repurchases under the current repurchase program through June 4, 2019. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

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

Pricing, Product Cost and Margin. Our pricing and margins depend on the volumes and features of the solutions we provide to our customers. Additionally, we make significant investments in new solutions for both cost improvements and new features that we expect to drive revenue and maintain margins. In general, solutions incorporated into more complex configurations, such as those used in high-performance camera applications or, in the future, advanced driver assistance systems, have higher prices and higher gross margins as compared to solutions sold into lower-performing, more competitive camera applications. Our average selling price can vary by market and application due to market-specific supply and demand, the maturation of products launched in previous years and the launch of new products by us or our competitors.

We continually monitor the cost of our solutions. As we rely on third-party manufacturers for the manufacture of our products, we maintain a close relationship with these suppliers to continually monitor production yields, component costs and design efficiencies.

Ability to Capitalize on Computer Vision Trends. We expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, automotive, robotics, and UAV markets. As a result, we believe that our ability to develop advanced computer vision technology, enable and support customer product development in emerging applications, such as ADAS, advanced blind spot detection, object detection, people recognition, retail analytics, and machine learning, and gain customer acceptance of our technology platform and solutions, will be critical to our future success.

Shifting Consumer Preferences. Our revenue is also subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities led to the decline of video cameras aimed at the video and image capture market. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable, IP security, UAV and automotive cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes will continue to impact our business performance in those markets.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Since that time, we have developed technologies to provide solutions for new markets as they emerged, such as the wearable, IP security, UAV and automotive video recorder camera markets. Since fiscal year 2013, the wearable sports, professional IP security and UAV markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that expansion into new markets is required to facilitate revenue growth and customer diversification as our revenue from the wearable camera and UAV camera markets has recently declined. While we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

Ability to Capitalize on Connectivity Trends. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable, IP security, UAV and automotive video recorder cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable and UAV cameras allow consumers to quickly stream or upload video and images to social media platforms.

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

Customer Product Life Cycle. We estimate our customers’ product life cycles based on the customer, type of product and end market. We typically commence commercial shipments from six to 18 months following a design win; however, in some markets, more lengthy product and development cycles are possible, depending on the scope and nature of the project, such as in the automotive OEM market. A portable consumer device typically has a product life cycle of six to 18 months, and an IP security camera typically has a product life cycle of 12 to 24 months. We anticipate that product development and product life cycles will typically be substantially longer in the OEM automotive and robotics markets.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2019	2018	2017
	(dollars in thousands)
Revenue	$227,768	$295,402	$310,297
Cost of revenue	89,624	107,669	105,283
Gross profit	138,144	187,733	205,014
Operating expenses:
Research and development	128,084	115,510	101,205
Selling, general and administrative	50,480	47,792	43,446
Total operating expenses	178,564	163,302	144,651
Income (loss) from operations	(40,420)	24,431	60,363
Other income, net	5,868	1,298	518
Income (loss) before income taxes	(34,552)	25,729	60,881
Provision (benefit) for income taxes	(4,105)	6,877	3,071
Net income (loss)	$(30,447)	$18,852	$57,810

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	39	36	34
Gross profit	61	64	66
Operating expenses:
Research and development	56	39	33
Selling, general and administrative	22	16	14
Total operating expenses	78	55	47
Income (loss) from operations	(17)	9	19
Other income, net	2	—	—
Income (loss) before income taxes	(15)	9	19
Provision (benefit) for income taxes	(2)	2	1
Net income (loss)	(13)%	7%	18%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to OEMs and ODMs, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in the camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these camera markets, in particular the IP security camera market, to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging computer vision applications in the OEM automotive and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

We have historically experienced seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being the highest revenue quarter. This fluctuation has been driven primarily by increased sales in consumer camera markets as our customers build inventories in preparation for the holiday shopping season. Due to experienced declines in demand for our solutions in several consumer camera markets, including wearable camera, virtual reality and drone markets, the seasonal impact on quarterly revenue was not significant in fiscal year 2019. More generally, our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

We expect that our gross margin may fluctuate from period to period as a result of changes in average selling price, product mix and the introduction of new products by us or our competitors. In general, solutions incorporated into more complex configurations, such as those used in high-performance cameras, and in the future advanced automotive OEM applications, have had or are expected to have higher prices and higher gross margins, as compared to solutions sold into the lower-performance, more competitive camera applications. As semiconductor products mature and unit volumes sold to customers increase, their average selling prices typically decline. These declines may be paired with improvements in manufacturing yields and lower wafer, packaging and test costs, which offset some of the margin reduction that could result from lower selling prices. We believe that our gross margin will decline in the future as we continue to penetrate the highly competitive camera market and, in particular, the IP security market.

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

Other Income, Net

Other income consists primarily of interest income from investments in debt securities, interest income from deposits with financial institutions and in fiscal year 2019 a grant from a foreign government, net of interest expense incurred for intangible assets purchased and gains and losses from foreign currency transactions and remeasurements.

Provision (Benefit) for Income Taxes

We are incorporated and domiciled in the Cayman Islands and also conduct business in several countries such as the United States, China, Taiwan, Hong Kong, Italy, South Korea and Japan, and we are subject to taxation in those jurisdictions. Our worldwide operating income is subject to varying tax rates, and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. It is also subject to fluctuation from changes in the valuation of our deferred tax assets and liabilities; tax benefits from excess stock-based compensation deductions; transfer pricing adjustments and the tax effects of nondeductible compensation. We have historically had lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

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

Comparison of the Fiscal Years Ended January 31, 2019, 2018 and 2017

Revenue

				Change
	Year Ended January 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$227,768	$295,402	$310,297	$(67,634)	(22.9)%	$(14,895)	(4.8)%

Revenue decreased for fiscal year 2019, as compared to fiscal year 2018, primarily due to declines in revenue from wearable camera markets, including the sports camera, virtual reality and non-sports wearable camera markets. The decrease was also attributable to lower revenue from the drone market as a result of a major customer in the drone market shifting its consumer-based drones to competitive solutions, as well as continued weakness from smaller drone customers. The declines in revenue in the wearable camera and drone markets were partially offset by revenue growth in the automotive and IP security camera markets. The revenue growth in the automotive camera market was primarily due to a significant increase in shipments of OEM automotive video recorders in the Japan and China regions, offset by lower revenue from the automotive aftermarket. In the consumer IP security camera market, growth was led by the home security and monitoring market in the North America region, partially offset by a decline in revenue from the Asia region. The increased revenue in the IP security market was also attributable to revenue growth in the professional IP security camera market outside the China region, offset by a decline in revenue from a major Chinese customer.

Revenue decreased for fiscal year 2018, as compared to fiscal year 2017, primarily due to our major customer in the sports camera market, GoPro, incorporating a competing solution into one of its recently released mainstream camera models that significantly reduced our sales to GoPro in fiscal year 2018. Compared to fiscal year 2017, revenue from GoPro declined by 50.3% from $74.9 million in fiscal year 2017 to $37.2 million in fiscal year 2018. The decrease was also attributable to a decline in revenues from DJI in the drone market as the customer’s product mix shifted to non-Ambarella-based drones, as well as continued weakness from smaller consumer drone customers. The declined revenues in sports camera and drone markets were partially offset by strong revenue growth in the IP security, automotive and non-sports wearable camera markets. Revenue growth in the IP security camera market was primarily due to solid performance in the home security and monitoring camera market. In the automotive camera market, an increase in shipments of OEM automotive video recorders plus growth in shipments for the automotive aftermarket resulted in strong revenue growth in that market in fiscal year 2018. In fiscal year 2018, infrastructure revenue continued to decline as a percentage of total revenue from 2.4% in fiscal year 2017 to 1.6% in fiscal year 2018 due to continued weak market conditions in the United States and Europe as investment in network upgrades to the new H.265 video compression technology was delayed.

Cost of Revenue and Gross Margin

				Change
	Year Ended January 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$89,624	$107,669	$105,283	$(18,045)	(16.8)%	$2,386	2.3%
Gross profit	138,144	187,733	205,014	(49,589)	(26.4)%	(17,281)	(8.4)%
Gross margin	60.7%	63.6%	66.1%	—	(2.9)%	—	(2.5)%

Cost of revenue decreased for fiscal year 2019, as compared to fiscal year 2018, primarily due to lower shipments of higher cost SoCs associated with lower revenue in the wearable camera and drone markets. The decrease in cost of revenue was partially offset by increased shipments of SoCs for the IP security camera and automotive OEM markets.

Cost of revenue increased for fiscal year 2018, as compared to fiscal year 2017, primarily due to an increase in the number of SoC shipments, though at lower gross margins. The increase was also attributable to approximately $2.9 million of cost benefit received in fiscal year 2017 from the recovery and sale of previously written down inventory that did not recur in fiscal year 2018.

Gross margin continuously decreased, as compared to the prior fiscal years,  primarily due to an increase in the percentage of our total revenue that was derived from the lower gross margin IP security camera market combined with the decline in revenue from the higher gross margin sports camera and drone markets.

Research and Development

				Change
	Year Ended January 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$128,084	$115,510	$101,205	$12,574	10.9%	$14,305	14.1%

Research and development expense increased for fiscal year 2019, as compared to fiscal year 2018, primarily due to increases in engineering headcount and chip development cost associated with the computer vision technology development for our current markets, as well as new markets such as the automotive OEM and robotics markets. Our engineering headcount increased to 554 at January 31, 2019 compared to 519 at January 31, 2018, which resulted in an increase in salary-related expenses of approximately $7.0 million in fiscal year 2019. The increased research and development expense was also attributable to additional stock-based compensation expense of approximately $2.9 million in fiscal year 2019, as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees, and performance stock program for executives. SoC development related costs increased by approximately $3.8 million for fiscal year 2019, as compared to fiscal year 2018, due to the timing and number of chips in development.

Research and development expense increased for fiscal year 2018, as compared to fiscal year 2017, primarily due to the increase in engineering headcount associated with new SoC hardware and software development, principally in support of our computer vision technology for our current markets as well as new markets such as the automotive OEM and robotics markets. Our research and development engineering headcount increased to 519 at January 31, 2018 compared to 491 at January 31, 2017. The increased engineering headcount resulted in increases in salary-related expenses of approximately $5.2 million in fiscal year 2018. The increased research and development expense was also attributable to additional stock-based compensation expense of approximately $4.8 million in fiscal year 2018, as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and performance stock program for executives. SoC development related costs increased by approximately $3.8 million for fiscal year 2018 due to the timing and number of chips in development.

Selling, General and Administrative

				Change
	Year Ended January 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$50,480	$47,792	$43,446	$2,688	5.6%	$4,346	10.0%

Selling, general and administrative expense increased for fiscal year 2019, as compared to fiscal year 2018, primarily due to increased headcount to support our business development in IP security, automotive OEM and robotics markets, which resulted in an increase in salary-related expenses of approximately $1.8 million in fiscal year 2019. The increase was also attributable to additional stock-based compensation expense of approximately $1.1 million as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and performance stock program for executives.

Selling, general and administrative expense increased for fiscal year 2018, as compared to fiscal year 2017, primarily due to increased stock-based compensation expense of approximately $3.0 million as a result of the issuance of options and restricted stock units for newly hired employees, our annual evergreen stock program for existing employees and performance stock program for executives. The increase was also attributable to approximately $1.2 million of additional expenditures on outside professional services in fiscal year 2018 to support our business.

Other Income, Net

				Change
	Year Ended January 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
Other income, net	$5,868	$1,298	$518	$4,570	352.1%	$780	150.6%

The increase in other income, net, for fiscal year 2019, as compared to fiscal year 2018, was primarily due to an aggregate of approximately $2.7 million of additional interest and other income from our deposits and debt security investments. The increase is primarily the result of larger invested balances, interest rate increases and debt securities purchased at discounts. In fiscal year 2019, we added an additional $100.0 million of capital in debt security investments. The increase was also attributable to a grant of approximately $1.8 million from a foreign government related to research and development activities which can, at our discretion, be used to satisfy certain types of future tax or social insurance liabilities.

The increase in other income, net, for fiscal year 2018, as compared to fiscal year 2017, was primarily due to approximately $579,000 of additional interest income from our deposits with financial institutions and approximately $498,000 of additional interest income from marketable security investments. The increase was partially offset by approximately $281,000 interest expense from software license liabilities.

Provision (Benefit) for Income Taxes

				Change
	Year Ended January 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(4,105)	$6,877	$3,071	$(10,982)	(159.7)%	$3,806	123.9%
Effective tax rate	12%	27%	5%	—	(15)%	—	22%

Income tax expense and the effective tax rate decreased in fiscal 2019, as compared to fiscal year 2018, primarily due to the release of $8.0 million of valuation allowance related to prior year federal research and development credit carryforwards, as well as the reduction in the U.S. federal statutory rate from 35% to 21%, partially offset by a decrease in the proportion of profits generated in lower tax jurisdictions and losses incurred in jurisdictions for which we were not able to recognize a related tax benefit.

Income tax expense and effective tax rate increased in fiscal year 2018, as compared to fiscal year 2017, primarily due to an unfavorable change in our geographic mix of profits as well as an increase in deferred tax expense of $2.3 million as a result of the decrease in the corporate tax rate from 35% to 21% associated with the enactment of the Tax Cuts and Job Act of 2017. The increase was also attributable to approximately $3.0 million increase in non-deductible stock-based compensation expense. These increases were offset by a $1.9 million reduction in the amount of tax expense recorded for changes in valuation allowance, as the Company’s valuation allowance did not change significantly in fiscal year 2018.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$24,472	$85,404	$113,316
Net cash used in investing activities	(79,142)	(9,600)	(45,734)
Net cash used in financing activities	(97,953)	(52,003)	(12,764)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(152,623)	$23,801	$54,818

Net Cash Provided by Operating Activities

Fiscal year 2019 compared to fiscal year 2018: Cash provided by operating activities decreased primarily due to decreased net income as a result of lower revenue and increased operating expenses. The decrease in cash flows from operating activities also was attributable to decreased liabilities associated with the timing of payments to suppliers and decreased cash receipts associated with the timing of payments from customers. The decrease was partially offset by decreased inventory purchases associated with lower revenue in fiscal year 2019.

Fiscal year 2018 compared to fiscal year 2017: Cash provided by operating activities decreased primarily due to decreased net income as a result of lower revenue and increased operating expenses adjusted for increased non-cash stock-based compensation expense. The decrease in cash flows from operating activities also was attributable to decreased liabilities associated with the timing of payments to suppliers and decreased deferred revenue. The decrease was partially offset by increased cash receipts associated with the timing of payments from our customers.

Net Cash Used in Investing Activities

Fiscal year 2019 compared to fiscal year 2018: Net cash used in investing activities increased primarily due to approximately $133.0 million of additional investments in debt securities. The increased cash used in investing activities was partially offset by an increase of approximately $62.7 million in cash receipts from the sale and maturity of debt securities.

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

Net Cash Used in Financing Activities

Fiscal year 2019 compared to fiscal year 2018: Net cash used in financing activities increased primarily due to additional payments of $45.1 million in cash for the repurchase of our ordinary shares under a stock repurchase program. The increased cash used in financing activities also was attributable to additional payments of $0.4 million in cash for intangible assets purchased, primarily software licenses, as well as approximately $0.4 million less in cash proceeds from option exercises in fiscal year 2019.

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

Stock Repurchase Program

On June 4, 2018, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our ordinary shares over a twelve-month period commencing June 5, 2018. Since the inception of the repurchase programs in June 2016, a total of $225.0 million has been authorized, and we have repurchased a total of 3,985,876 shares for approximately $174.8 million in cash. As of January 31, 2019, approximately $31.9 million remained available for repurchases under the current repurchase program through June 4, 2019. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Sources of Liquidity

As of January 31, 2019 and 2018, we had cash, cash equivalents and marketable debt securities of approximately $358.9 million and $434.6 million, respectively. During the past three fiscal years, we invested a total of $200.0 million in highly liquid, short-term marketable debt securities. As of January 31, 2019, these securities had a fair value of approximately $205.1 million with insignificant unrealized gains caused by fluctuations in market value and interest rates. We hold these investments as available-for-sale securities and mark them to market.

Operating and Capital Expenditure Requirements

As of January 31, 2019, we had cash, cash equivalents and marketable securities of approximately $358.9 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

Our short- term and long-term capital requirements will depend on many factors, including the following:

•	our ability to generate cash from operations;
•	our ability to control our costs;
•	the expansion of our research and development of new technologies and products to address new markets and applications;
•	the emergence of competing or complementary technologies or products;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights or participating in litigation-related activities; and
•	our acquisition of complementary businesses, products and technologies.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2019:

	Payment Due by Period as of January 31, 2019
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Facility obligations under operating leases (1)	$4,854	$2,592	$1,396	$290	$576	$—
Technology licenses (2)	5,293	4,983	310	—	—	—
Purchase obligations (3)	28,206	28,206	—	—	—	—
Unrecognized tax benefits, including interest (4)	6,732	—	—	—	—	6,732
Total	$45,085	$35,781	$1,706	$290	$576	$6,732

(1)	Facility obligations under operating leases primarily represent facilities with initial lease terms in excess of one year. They are located in United States, Taiwan, China, Hong Kong, Japan and Italy.
(2)	Technology license obligations represent future cash payments for noncancelable internal-use software licenses which are used in product design.
(3)	Purchase obligations consist primarily of inventory purchase obligations with our independent contract manufacturers.
(4)

Unrecognized tax benefits, including interest, represent our liabilities for uncertain tax positions as of January 31, 2019. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain employees to align their interests with the interests of existing shareholders. We recognize that these stock-based awards will dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2019, we had a total of 3.8 million ordinary shares subject to outstanding stock options and unvested restricted stock and restricted stock units, which will potentially dilute our earnings per share. This potential dilution will only result if outstanding options vest and are exercised and restricted stock and restricted stock units vest and are settled. As of January 31, 2019, 55% of our outstanding options had exercise prices less than the then market price of our ordinary shares on such date.

Off-Balance Sheet Arrangements

As of January 31, 2019, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Revenue Recognition

Effective February 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts that were not completed as of February 1, 2018. Results for reporting periods beginning after February 1, 2018 are presented under ASC 606. Prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition (“ASC 605”). The most significant impacts of this new guidance for us relate to the determination of transaction price and the timing of revenue recognition for transactions with distributors. As a result, we now recognize product revenue upon shipment and transfer of control to distributors (known as “sell-in” revenue recognition) rather than shipment to the end customers (known as “sell-through” revenue recognition) based on our estimate of the consideration we expect to receive. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The sale of semiconductor products accounts for the substantial majority of our consolidated revenue. Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty, supply and other rights. We consider an accepted customer purchase order, governed by sales agreement, to be the contract with the customer. For each contract, we consider the promise to transfer tangible products to be the identified performance obligation. Product sales contracts may include volume-based tiered pricing or rebates that are fulfilled in cash or product. In determining the transaction price, we accounts for the right of returns, cash rebates, commissions and other pricing adjustments as variable consideration and estimate these amounts based on the expected amount to be provided to customers and reduce the revenue recognized. We estimate sales returns and rebates based on our historical patterns of return and pricing credits. As our standard payment terms are 30 days to 60 days, the contracts have no financing component. Under ASC 606, we estimate the total consideration to be received by using the expected value method for each contract, compute weighted average selling price for each unit shipped in cases where there is a material right due to the presence of volume-based tiered pricing, allocate the total consideration between the identified performance obligations, and recognize revenue when control of our goods and services is transferred to our customers. We consider product control to be transferred at shipment or delivery because we have a present right to payment at that time, the customer has legal title to the asset, we have transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

We also enter into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating our SoC into the customer’s product. Accordingly, we determine that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of our performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts our performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

Cash Equivalents and Marketable Debt Securities

We consider all highly liquid debt security investments with original maturities of less than three months at the time of purchase to be cash equivalents. Debt security investments that are highly liquid with original maturities at the time of purchase greater than three months are considered as marketable debt securities.

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

Inventory Valuation

We record inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

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

Stock-Based Compensation

We measure stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognize that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. We determine the fair value of restricted stock and restricted stock units with service or performance conditions based on the fair market value of our ordinary shares on the grant date. We use the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. In prior fiscal years, the expected term was calculated using the simplified method, and the expected volatility was calculated based on the weighted average of historical volatilities of our own stock price and the share prices of similar companies that are publicly available for a period commensurate with the expected term. Starting from fiscal year 2019, we calculate expected volatility based on our own historical stock price for a period commensurate with the expected term, which is computed based on our own historical exercise behavior. The risk-free interest rate is derived from an average of the U.S. Treasury constant maturity rates for the respective periods most closely commensurate with the expected term. The expected dividend yield is zero because we have not historically paid dividends and have no present intention to pay dividends. We use the Lattice pricing model and perform Monte Carlo Simulation to evaluate the fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term. Upon adoption of ASU 2016-09, we elect to account for forfeitures as they occur.

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

We had cash, cash equivalents and marketable securities totaling $358.9 million and $434.6 million at January 31, 2019 and 2018, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Supplementary Data (Unaudited)

The following table sets forth unaudited supplementary quarterly financial data for the two year period ended January 31, 2019. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair presentation of the data for the periods presented.

	For the Three Months Ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
	2019	2018	2018	2018	2018	2017	2017	2017
	(in thousands, except per share data)
Revenue	$51,070	$57,286	$62,474	$56,938	$70,575	$89,062	$71,630	$64,135
Cost of revenue	20,416	22,701	24,461	22,046	25,224	32,448	26,825	23,172
Gross profit	30,654	34,585	38,013	34,892	45,351	56,614	44,805	40,963
Operating expenses:
Research and development	32,638	31,653	32,129	31,664	31,574	29,796	27,538	26,602
Selling, general and administrative	12,382	12,354	12,566	13,178	12,386	11,700	11,962	11,744
Total operating expenses	45,020	44,007	44,695	44,842	43,960	41,496	39,500	38,346
Income (loss) from operations	(14,366)	(9,422)	(6,682)	(9,950)	1,391	15,118	5,305	2,617
Other income, net	3,351	993	732	792	602	319	224	153
Income (loss) before income taxes	(11,015)	(8,429)	(5,950)	(9,158)	1,993	15,437	5,529	2,770
Provision (benefit) for income taxes	(6,472)	592	927	848	732	3,713	2,226	206
Net income (loss)	$(4,543)	$(9,021)	$(6,877)	$(10,006)	$1,261	$11,724	$3,303	$2,564
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(0.14)	$(0.28)	$(0.21)	$(0.30)	$0.04	$0.35	$0.10	$0.08
Diluted	$(0.14)	$(0.28)	$(0.21)	$(0.30)	$0.04	$0.34	$0.10	$0.07

Net income (loss) per ordinary share for the year is computed independently and may not equal the sum of the quarterly net income (loss) per ordinary share.

Effective February 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings. The quarterly financial data for the period ended January 31, 2019 were reported under Topic 606, whereas the quarterly financial data for the period ended January 31, 2018 were reported under Topic 605. See Note 2, "Revenue Recognition" of the Notes to Consolidated Financial Statements included in this report for more details.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2019.

The effectiveness of our internal control over financial reporting as of January 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ambarella, Inc. and its subsidiaries (the “Company”) as of January 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in fiscal year 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 29, 2019

We have served as the Company’s auditor since 2008.

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,	January 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$194,047	$346,672
Marketable debt securities	164,861	87,919
Accounts receivable, net	26,212	31,294
Inventories	18,252	23,383
Restricted cash	11	9
Prepaid expenses and other current assets	6,206	4,006
Total current assets	409,589	493,283
Property and equipment, net	6,728	6,449
Deferred tax assets, non-current	10,587	3,642
Intangible assets, net	10,936	14,417
Goodwill	26,601	26,601
Other non-current assets	2,412	2,257
Total assets	$466,853	$546,649
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	12,801	19,815
Accrued and other current liabilities	24,700	32,178
Income taxes payable	993	936
Deferred revenue, current	529	307
Total current liabilities	39,023	53,236
Other long-term liabilities	8,341	11,226
Total liabilities	47,364	64,462
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2019 and January 31, 2018, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at January 31, 2019 and January 31, 2018, respectively; 32,303,540 shares issued and outstanding at January 31, 2019; 33,489,614 shares issued and outstanding at January 31, 2018	15	15
Additional paid-in capital	188,516	221,186
Accumulated other comprehensive income (loss)	97	(279)
Retained earnings	230,861	261,265
Total shareholders’ equity	419,489	482,187
Total liabilities and shareholders' equity	$466,853	$546,649

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2019	2018	2017
Revenue	$227,768	$295,402	$310,297
Cost of revenue	89,624	107,669	105,283
Gross profit	138,144	187,733	205,014
Operating expenses:
Research and development	128,084	115,510	101,205
Selling, general and administrative	50,480	47,792	43,446
Total operating expenses	178,564	163,302	144,651
Income (loss) from operations	(40,420)	24,431	60,363
Other income, net	5,868	1,298	518
Income (loss) before income taxes	(34,552)	25,729	60,881
Provision (benefit) for income taxes	(4,105)	6,877	3,071
Net income (loss)	$(30,447)	$18,852	$57,810
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(0.93)	$0.57	$1.77
Diluted	$(0.93)	$0.55	$1.68
Weighted-average shares used to compute net income (loss) per share attributable to ordinary shareholders:
Basic	32,713,606	33,224,803	32,671,221
Diluted	32,713,606	34,583,150	34,327,724

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended January 31,
	2019	2018	2017
Net income (loss)	$(30,447)	$18,852	$57,810
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	376	(209)	(63)
Other comprehensive income (loss), net of tax	376	(209)	(63)
Comprehensive income (loss)	$(30,071)	$18,643	$57,747

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2016	32,333,359	$15	$176,306	$(7)	$173,142	$349,456
Cumulative effect of change in accounting principle	—	—	227	—	11,461	11,688
Exercise of stock options	235,923	—	3,230	—	—	3,230
Restricted stock awards granted	184,155	—	—	—	—	—
Vesting of restricted stock units	894,710	—	—	—	—	—
Employee stock purchase plan	125,974	—	4,034	—	—	4,034
Stock repurchase	(405,089)	—	(20,183)	—	—	(20,183)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	48,832	—	—	48,832
Excess income tax benefit associated with stock-based compensation	—	—	(170)	—	—	(170)
Net unrealized gains (losses) on investments - net of taxes	—	—	—	(63)	—	(63)
Net income (loss)	—	—	—	—	57,810	57,810
Balance--January 31, 2017	33,369,032	15	212,276	(70)	242,413	454,634
Exercise of stock options	175,187	—	2,191	—	—	2,191
Vesting of restricted stock units	932,454	—	—	—	—	—
Employee stock purchase plan	107,736	—	4,646	—	—	4,646
Stock repurchase	(1,094,795)	—	(54,788)	—	—	(54,788)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	56,861	—	—	56,861
Net unrealized gains (losses) on investments - net of taxes	—	—	—	(209)	—	(209)
Net income (loss)	—	—	—	—	18,852	18,852
Balance--January 31, 2018	33,489,614	15	221,186	(279)	261,265	482,187
Cumulative effect of change in accounting principle	—	—	—	—	43	43
Exercise of stock options	232,205	—	1,285	—	—	1,285
Vesting of restricted stock units	920,826	—	—	—	—	—
Employee stock purchase plan	146,887	—	5,136	—	—	5,136
Stock repurchase	(2,485,992)	—	(99,903)	—	—	(99,903)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	60,812	—	—	60,812
Net unrealized gains (losses) on investments - net of taxes	—	—	—	376	—	376
Net income (loss)	—	—	—	—	(30,447)	(30,447)
Balance--January 31, 2019	32,303,540	$15	$188,516	$97	$230,861	$419,489

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(30,447)	$18,852	$57,810
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,571	1,789	1,535
Amortization of intangible assets	4,650	2,981	50
Amortization/accretion of marketable debt securities	(670)	172	246
Stock-based compensation	60,812	56,861	48,832
Deferred income taxes	(6,945)	2,092	764
Other non-cash items, net	350	165	85
Changes in operating assets and liabilities:
Accounts receivable	5,082	7,302	812
Inventories	5,131	(3,238)	(1,978)
Prepaid expenses and other current assets	(2,202)	379	(216)
Other non-current assets	(155)	(33)	(107)
Accounts payable	(7,014)	(140)	5,780
Accrued liabilities	(8,302)	1,430	2,069
Income taxes payable	57	368	(219)
Deferred revenue	265	(7,026)	(2,652)
Other long-term liabilities	1,289	3,450	505
Net cash provided by operating activities	24,472	85,404	113,316
Cash flows from investing activities:
Purchase of investments	(207,841)	(74,863)	(115,546)
Sales of investments	66,211	10,900	31,078
Maturities of investments	65,428	58,050	41,435
Purchase of property and equipment	(2,940)	(3,687)	(2,701)
Net cash used in investing activities	(79,142)	(9,600)	(45,734)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,686	7,091	7,419
Stock repurchase	(99,904)	(54,788)	(20,183)
Payment for intangible assets	(4,735)	(4,306)	—
Net cash used in financing activities	(97,953)	(52,003)	(12,764)
Net increase (decrease) in cash, cash equivalents and restricted cash	(152,623)	23,801	54,818
Cash, cash equivalents and restricted cash at beginning of period	346,681	322,880	268,062
Cash, cash equivalents and restricted cash at end of period	$194,058	$346,681	$322,880
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,409	$845	$2,070
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to intangible and fixed assets purchases	$933	$9,008	$481

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

A substantial portion of the Company’s revenue is derived from sales through one of its distributors, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, and directly to one ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 15 for additional information regarding revenue and credit concentration with these customers.

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

Cash Equivalents and Marketable Debt Securities

The Company considers all highly liquid debt security investments with original maturities of less than three months at the time of purchase to be cash equivalents. Debt security investments that are highly liquid with original maturities at the time of purchase greater than three months are considered marketable debt securities.

The Company classifies these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The amortization of premiums and accretion of discounts and the realized gains and losses are both recorded in other income, net, in the consolidated statements of operations. The Company reviews its investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, the Company considers the following factors: (i) general market conditions, (ii) the duration and extent to which the fair value is less than cost and (iii) the Company’s intent and ability to hold the investment.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of January 31, 2019 and 2018, the restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the consolidated balance sheets, and the sums are presented on the consolidated statements of cash flows:

	As of January 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents	$194,047	$346,672	$322,872
Restricted cash	11	9	8
Total as presented in the consolidated statements of cash flows	$194,058	$346,681	$322,880

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not include finance charges. The Company performs ongoing credit evaluation of its customers and generally requires no collateral. The Company assesses the need for allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments by considering factors such as historical collection experience, credit quality, aging of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. There were no material write-offs of accounts receivable for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. There was no material allowance for doubtful accounts recorded as of January 31, 2019 and 2018, respectively.

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

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

Goodwill and In-Process Research and Development

The Company does not amortize goodwill. Acquired in-process research and development, or IPR&D, is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of January 31, 2019, there was no IPR&D amortized.

Impairment of Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment at least annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Determination of recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. There has been no occurrence of events to date that would trigger an impairment analysis. As such, no impairment charge has been recognized as of January 31, 2019.

The Company tests the goodwill for impairment at least annually in the fourth fiscal quarter, or sooner whenever events or changes in circumstances indicate that the asset may be impaired. The Company has a single reporting unit for goodwill impairment test purposes based on its business and reporting structure. No goodwill impairment has been identified to date.

Equity Investment

The Company accounts for its investment in a privately held company as an equity investment and reports the investment in other non-current assets in the consolidated balance sheets. The Company chooses to measure this equity investment that does not have readily determinable fair value at cost minus any recorded impairments, adjusted for observable price changes in transactions for an identical or similar investment of the same issuer. Upon determining that an impairment or observable price change exists, the Company records any adjustment to the fair value of the investment through net income. To date, there have been no identified events or changes in circumstances that may have a significant effect on the fair value of this investment and the Company has not recognized any impairment losses related to this investment nor have there been any observable price changes.

Revenue Recognition

Effective February 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts that were not completed as of February 1, 2018. Results for reporting periods beginning after February 1, 2018 are presented under ASC 606. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605, Revenue Recognition (“ASC 605”). The most significant impacts of this new guidance for the Company relate to the determination of transaction price and the timing of revenue recognition for transactions with distributors. As a result, the Company now recognizes product revenue upon shipment and transfer of control to distributors (known as “sell-in” revenue recognition) rather than shipment to the end customers (known as “sell-through” revenue recognition) based on its estimate of the consideration it expects to receive. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that these inputs are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Warranty Costs

The Company typically provides warranty on its products. The Company accrues for the estimated warranty costs at the time when revenue is recognized. The warranty accruals are regularly monitored by management based upon historical experience and any specifically identified failures. While the Company engages in extensive product quality assessment, actual product failure rates, material usage or service delivery costs could differ from estimates and revisions to the estimated warranty liability would be required. There was no warranty accrual as of January 31, 2019. As of January 31, 2018, the warranty accruals recorded in the consolidated balance sheets were approximately $1.8 million.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs, travel and trade show costs, legal expenses, other professional services and occupancy costs. Advertising expenses were not material for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent payment is recorded as deferred rent and is included in accrued liabilities in the consolidated balance sheets.

Stock-Based Compensation

The Company measures stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognizes that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. The Company determines the fair value of restricted stock and restricted stock units with service or performance conditions based on the fair market value of its ordinary shares on the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. In prior fiscal years, the expected term was calculated using the simplified method, and the expected volatility was calculated based on the weighted average of historical volatilities of the Company’s stock price and the share prices of similar companies that are publicly available for a period commensurate with the expected term. Starting from fiscal year 2019, the Company calculates expected volatility based on its own historical stock price for a period commensurate with the expected term, which is computed based on its own historical exercise behavior. The risk-free interest rate is derived from an average of the U.S. Treasury constant maturity rates for the respective periods most closely commensurate with the expected term. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company uses the Lattice pricing model and performs Monte Carlo Simulation to evaluate the fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term. Upon adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the first quarter of fiscal year 2017, the Company elects to account for forfeitures as they occur.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). Under this new guidance, lessees are required to recognize leases as right-of-use assets and corresponding lease liabilities on the balance sheet, while recognizing expenses on the income statements in a manner similar to current guidance. This new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvement, which provides the alternative transition method with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment of comparative period financial statements. The Company did not early adopt this new guidance and decided to adopt the new guidance using the alternative transition method effective in the first quarter of its fiscal year 2020. The Company is still in the finalization of the calculation and implementation related to system solution, processes, practical expedients and policy elections offered by the standard. The Company is also evaluating its internal controls to meet the new standard’s requirements. Although the Company has not completed the implementation, it expects the net present value of the right-of-use assets and lease liabilities at the beginning of the first quarter of fiscal year 2020 to be within the range of $8.0 million to $10.0 million, primarily relating to its office facilities, and does not expect that the adoption of this new guidance will have a material impact to the Company’s consolidated statements of operations and cash flows.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to permit entities to have the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. The FASB also gives entities the option to apply the guidance retrospectively or in the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption in any period is permitted. The Company did not early adopt and believes that the adoption of this new guidance will not have an impact on its financial position and disclosures.

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

In August 2018, the FASB issued 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. Under this new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for the interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of this new guidance will have a material impact on its financial position, results of operations and disclosures.

In August 2018, the FASB issued 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this new guidance, entities are required to capitalize implementation costs related to a hosting arrangement that is a service contract and amortize the costs over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for fiscal years beginning after December 15, 2019 and for the interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of this new guidance will have a material impact on its financial position, results of operations and disclosures.

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

The cumulative effects of adjustments on the consolidated balance sheet on February 1, 2018 upon the adoption of ASC 606 were as follows:

	Balance as of		Opening Balance as of
	January 31, 2018	Adjustment	February 1, 2018
	(in thousands)
Deferred revenue, current	$307	$(43)	$264
Retained earnings	$261,265	$43	$261,308

The following table summarizes the impacts of adopting the new revenue standard on our consolidated balance sheets, statements of operations and statements of cash flows as of and for the fiscal year ended January 31, 2019:

	January 31, 2019
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands)
Consolidated Balance Sheets
Assets:
Deferred tax assets, non-current	$10,587	34	$10,621
Liabilities:
Accounts payable	12,801	(150)	12,651
Accrued and other current liabilities	24,700	(32)	24,668
Income taxes payable	993	1	994
Deferred revenue, current	529	4,957	5,486
Other long-term liabilities	8,341	3	8,344

Equity:
Retained earnings	$230,861	(4,745)	$226,116

	Twelve Months Ended January 31, 2019
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands, except per share data)
Consolidated Statements of Operations
Revenue	$227,768	$(7,317)	$220,451
Cost of revenue	89,624	(2,584)	87,040
Gross profit	138,144	(4,733)	133,411
Loss from operations	(40,420)	(4,733)	(45,153)
Loss before income taxes	(34,552)	(4,733)	(39,285)
Provision (benefit) for income taxes	(4,105)	(31)	(4,136)
Net loss	$(30,447)	$(4,702)	$(35,149)

Net loss per share:
Basic	$(0.93)	$(0.14)	$(1.07)
Diluted	$(0.93)	$(0.14)	$(1.07)

The impact of adoption on the comprehensive loss is the same as the impact on net loss.

	Twelve Months Ended January 31, 2019
	As Reported	Impact of Adoption	Amounts under ASC 605
	(in thousands)
Consolidated Statements of Cash Flows
Cash flow from operating activities:
Net loss	$(30,447)	$(4,702)	$(35,149)
Deferred income taxes	$(6,945)	(34)	$(6,979)
Accounts payable	(7,014)	(150)	(7,164)
Accrued liabilities	(8,302)	(32)	(8,334)
Income taxes payable	57	1	58
Deferred revenue	265	4,914	5,179
Other long-term liabilities	$1,289	$3	$1,292

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

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to the Company's customers. The Company records contract assets when revenue is recognized prior to invoicing. The contract assets are primarily related to the Company’s engineering service agreements and rights to consideration for performance obligations delivered but not billed at the reporting date. The contract assets are reclassified to receivables when the billing occurs. As of February 1, 2018, the contract assets were not material. All of the contract assets were either reclassified to accounts receivables or recognized as cash receipts as of January 31, 2019.

Contract Liabilities (Deferred Revenues)

Contract liabilities are primarily related to the portion of transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. These contract liabilities are expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. The timing of recognition of these contract liabilities is dependent on the timing and size of future orders under the contract. For the twelve months ended January 31, 2019, the Company did not recognize any material revenue adjustment related to performance obligations satisfied in prior periods released from these contract liabilities.

Contract liabilities are also recorded when cash payments are received in advance of performance for engineering service agreements. The contract liabilities related to these agreements are expected to be recognized when the performance is delivered. For the twelve months ended January 31, 2019, the Company did not recognize any material revenue released from these contract liabilities as a result of performance obligations satisfied in the current period.

As of January 31, 2019 and February 1, 2018, the contract liabilities were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of January 31, 2019 and February 1, 2018.

3. Financial Instruments and Fair Value

The Company invests a portion of its cash in debt securities that are denominated in United States dollars. In fiscal year 2019, the Company added an additional $100.0 million of capital in debt security investments. The investment portfolio consists of money market funds, certificates of deposit, asset-backed securities, commercial paper, U.S. government securities and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the consolidated balance sheets as follows:

	As of January 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,914	$—	$—	$8,914
Certificates of Deposit	7,012	—	—	7,012
Commercial paper	68,233	—	—	68,233
Corporate bonds	87,250	170	(60)	87,360
Asset-backed securities	11,607	3	(6)	11,604
U.S. government securities	21,993	3	(13)	21,983
Total cash equivalents and marketable debt securities	$205,009	$176	$(79)	$205,106

	As of January 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$13,788	$—	$—	$13,788
Commercial paper	5,480	—	—	5,480
Corporate bonds	53,175	—	(196)	52,979
Asset-backed securities	11,048	—	(44)	11,004
U.S. government securities	18,495	—	(39)	18,456
Total cash equivalents and marketable debt securities	$101,986	$—	$(279)	$101,707

	As of
	January 31, 2019	January 31, 2018
	(in thousands)
Included in cash equivalents	$40,245	$13,788
Included in marketable debt securities	164,861	87,919
Total cash equivalents and marketable debt securities	$205,106	$101,707

The contractual maturities of the investments at January 31, 2019 and 2018 were as follows:

	As of
	January 31, 2019	January 31, 2018
	(in thousands)
Due within one year	$151,991	$63,476
Due within one to three years	53,115	38,231
Total cash equivalents and marketable debt securities	$205,106	$101,707

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of January 31, 2019 and 2018, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of January 31, 2019 and 2018, respectively:

	As of January 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,914	$8,914	$—	$—
Certificates of Deposit	7,012	7,012
Commercial paper	68,233	—	68,233	—
Corporate bonds	87,360	—	87,360	—
Asset-backed securities	11,604	—	11,604	—
U.S. government securities	21,983	—	21,983	—
Total cash equivalents and marketable debt securities	$205,106	$15,926	$189,180	$—

	As of January 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$13,788	$13,788	$—	$—
Commercial paper	5,480	—	5,480	—
Corporate bonds	52,979	—	52,979	—
Asset-backed securities	11,004	—	11,004	—
U.S. government securities	18,456	—	18,456	—
Total cash equivalents and marketable debt securities	$101,707	$13,788	$87,919	$—

4. Inventories

Inventories at January 31, 2019 and 2018 consisted of the following:

	As of January 31,
	2019	2018
	(in thousands)
Work-in-progress	$9,430	$12,073
Finished goods	8,822	11,310
Total	$18,252	$23,383

5. Property and Equipment, net

Depreciation expense was approximately $2.6 million, $1.8 million and $1.5 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. Property and equipment at January 31, 2019 and 2018 consisted of the following:

	As of January 31,
	2019	2018
	(in thousands)
Computer equipment and software	$9,098	$8,611
Machinery and equipment	5,659	4,761
Furniture and fixtures	969	917
Leasehold improvements	2,331	2,092
Construction in progress	330	—
	18,387	16,381
Less: accumulated depreciation and amortization	(11,659)	(9,932)
Total property and equipment, net	$6,728	$6,449

6. Intangible Assets

The intangible assets primarily consist of $4.1 million of IPR&D from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $6.8 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of January 31, 2019, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of January 31, 2019, $4.9 million was recorded in accrued and other current liabilities and $0.3 million was recorded in other long-term liabilities in the consolidated balance sheets.

The carrying amounts of intangible assets as of January 31, 2019 and 2018 were as follows:

	As of January 31, 2019			As of January 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software license	14,448	(7,612)	6,836	13,404	(3,087)	10,317
Total acquired intangible assets	$18,548	$(7,612)	$10,936	$17,504	$(3,087)	$14,417

The amortization expense related to these software licenses was approximately $4.7 million and $3.0 million for the fiscal years ended January 31, 2019 and 2018, respectively, but was not material for the fiscal year ended January 31, 2017. The expected annual amortization expense related to these software licenses as of January 31, 2019 is as follows:

As of
January 31, 2019
Fiscal Year	(in thousands)
2020	$4,906
2021	1,669
2022	261
2023	—
2024	—
Thereafter	—
Total future amortization expenses:	$6,836

There were no intangible asset impairments for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

7. Goodwill

          On June 25, 2015, the Company completed the acquisition of VisLab, a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. There were no goodwill impairments for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

8. Accrued and Other Current Liabilities

Accrued and other current liabilities at January 31, 2019 and 2018 consisted of the following:

	As of January 31,
	2019	2018
	(in thousands)
Accrued employee compensation	$10,645	$15,977
Accrued warranty	—	1,750
Accrued rebates	311	584
Accrued product development costs	6,393	6,669
Software license liabilities, current	4,879	4,346
Other accrued liabilities	2,472	2,852
Total accrued and other current liabilities	$24,700	$32,178

The reduced employee compensation liabilities were primarily due to reduced employee incentive compensation associated with the Company’s overall performance in fiscal year 2019.

9. Other Long-Term Liabilities

Other long-term liabilities at January 31, 2019 and 2018 consisted of the following:

	As of January 31,
	2019	2018
	(in thousands)
Unrecognized tax benefits, including interest	$6,732	$5,352
Deferred tax liabilities, non-current	1,293	1,293
Software license liabilities, non-current	310	4,484
Other long-term liabilities	6	97
Total other long-term liabilities	$8,341	$11,226

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of January 31, 2019 and 2018, respectively.

Ordinary shares

200,000,000 ordinary shares were authorized at January 31, 2019 and 2018, respectively. As of January 31, 2019 and 2018, the following ordinary shares were reserved for future issuance:

	As of January 31,
	2019	2018
Shares reserved for options, restricted stock and restricted stock units	5,915,654	5,561,653
Shares reserved for employee stock purchase plan	1,833,574	1,561,841

Shares repurchased

On June 4, 2018, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our ordinary shares over a twelve-month period commencing June 5, 2018. Since the inception of the repurchase programs in June 2016, a total of $225.0 million has been authorized and a total of 3,985,876 shares have been repurchased for approximately $174.8 million in cash. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were 2,485,992 shares repurchased for approximately $99.9 million in cash for the fiscal year ended January 31, 2019. As of January 31, 2019, there was approximately $31.9 million available for repurchases under the repurchase program through June 4, 2019.

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

On March 30, 2018 and 2017, the Company added 1,507,032 and 1,501,606 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

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

On March 30, 2018 and 2017, the Company added 418,620 and 417,112 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Stock-based compensation:
Cost of revenue	$1,261	$1,306	$1,078
Research and development	37,432	34,575	29,729
Selling, general and administrative	22,119	20,980	18,025
Total stock-based compensation	$60,812	$56,861	$48,832

As of January 31, 2019, total unrecognized compensation cost related to unvested stock options was $4.7 million and is expected to be recognized over a weighted-average period of 2.63 years. Total unrecognized compensation cost related to unvested restricted stock units was $102.3 million and is expected to be recognized over a weighted-average period of 2.76 years. Total unrecognized compensation cost related to unvested restricted stock awards was $1.0 million and is expected to be recognized over a weighted-average period of 0.44 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2019	2018	2017
Stock Options:
Volatility	54%	53%	38%
Risk-free interest rate	2.77%	2.08%	1.59%
Expected term (years)	5.41	6.08	6.00
Dividend yield	0%	0%	0%
Employee stock purchase plan awards:
Volatility	45%	44%	54%
Risk-free interest rate	2.15%	1.03%	0.51%
Expected term (years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%

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

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2016	1,853,390	$19.36
Granted	110,500	47.82	$18.76
Exercised	(235,923)	13.69		$10,788
Forfeited	(16,708)	55.07
Expired	(7,735)	14.19
Outstanding at January 31, 2017	1,703,524	21.66
Granted	132,250	54.66	$28.28
Exercised	(175,187)	12.50		$7,446
Forfeited	(27,721)	56.97
Expired	(21,522)	36.31
Outstanding at January 31, 2018	1,611,344	$24.56
Granted	116,600	42.73	$21.75
Exercised	(232,205)	5.54		$8,867
Forfeited	(20,974)	53.50
Expired	(15,701)	54.35
Outstanding at January 31, 2019	1,459,064	$28.31			4.51	$22,274
Exercisable at January 31, 2019	1,250,507	$24.93			3.80	$22,273

 The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s stock was $38.00 on January 31, 2019, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s stock on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2016	2,495,488	$47.04
Granted	676,598	67.68
Vested	(955,230)	39.28
Forfeited	(41,183)	52.49
Unvested at January 31, 2017	2,175,673	56.76
Granted	1,052,235	47.11
Vested	(1,006,130)	47.55
Forfeited	(118,497)	54.72
Unvested at January 31, 2018	2,103,281	$56.45
Granted	1,367,751	40.03
Vested	(994,500)	53.27
Forfeited	(81,016)	53.57
Unvested at January 31, 2019	2,395,516	$48.49

Total fair value as of the respective vesting dates of restricted stock and restricted stock units vested for the fiscal years ended January 31, 2019, 2018 and 2017 was approximately $42.9 million, $52.1 million, and $51.1 million, respectively. As of January 31, 2019, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $91.0 million.

12. Net Income (Loss) Per Ordinary Share

The following table sets forth the computation of basic and diluted net income (loss) per ordinary share for the periods indicated:

	Year Ended January 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(30,447)	$18,852	$57,810
Denominator:
Weighted-average ordinary shares - basic	32,713,606	33,224,803	32,671,221
Effect of dilutive securities:
Employee stock options	—	961,797	1,080,864
Restricted stock and restricted stock units	—	390,145	565,068
Employee stock purchase plan	—	6,405	10,571
Weighted-average ordinary shares - diluted	32,713,606	34,583,150	34,327,724
Net income (loss) per ordinary share:
Basic	$(0.93)	$0.57	$1.77
Diluted	$(0.93)	$0.55	$1.68

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income (loss) per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2019	2018	2017
Options to purchase ordinary shares	1,190,607	280,907	343,936
Restricted stock and restricted stock units	1,522,903	907,208	891,952
Employee stock purchase plan	26,831	15,506	14,651
	2,740,341	1,203,621	1,250,539

13. Income Taxes

Income before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
U.S. operations	$1,381	$2,683	$3,092
Non-U.S. operations	(35,933)	23,046	57,789
Income (loss) before income taxes	$(34,552)	$25,729	$60,881

Income tax provision (benefit) consisted of the following for the periods indicated:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Current:
U.S. federal tax	$1,290	$3,321	$818
U.S. state taxes	2	4	(212)
Non-U.S. foreign taxes	1,561	1,435	1,454
	2,853	4,760	2,060
Deferred:
U.S. federal tax	(7,077)	2,185	1,174
U.S. state taxes	—	—	—
Non-U.S. foreign taxes	119	(68)	(163)
	(6,958)	2,117	1,011
Provision (benefit) for income taxes	$(4,105)	$6,877	$3,071

The Company consists of a Cayman Islands parent company with various foreign and U.S. Subsidiaries. The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. Under the current laws of the Cayman Islands, the Company is not subject to tax on its income. For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, a notional U.S. 21.0%, 33.8% and 34.0% rates are applied to pretax income (loss) as a result of the following for the periods indicated, respectively:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Provision at U.S. notional statutory rate	$(7,256)	$8,699	$20,700
U.S. state taxes	2	2	(216)
Non-U.S. foreign tax differential	9,226	(6,424)	(18,357)
Stock-based compensation	4,715	4,645	1,605
U.S. R&D credit	(2,770)	(2,408)	(2,226)
Valuation allowance	(7,990)	(1)	1,901
Change in tax rate	—	2,252	—
Other	(32)	112	(336)
Provision (benefit) for income taxes	$(4,105)	$6,877	$3,071

Income tax benefit for fiscal year 2019 was primarily due to the release of approximately $8.0 million of valuation allowance related to prior year federal research and development credit carryforwards, as well as the reduction in the U.S. federal statutory rate from 35% to 21%, partially offset by a decrease in the proportion of profits generated in lower tax jurisdictions and losses incurred in jurisdictions for which the Company was not able to recognize a related tax benefit.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the United States. The new tax legislation contains several provisions that will impact the Company, including the reduction of the corporate income tax rate from 35% to 21%, acceleration of business asset expensing, and a reduction in the amount of executive pay that may qualify as a tax deduction, among others. The income tax benefit recorded for the fiscal year ended January 31, 2019 includes the impact of the new tax legislation as currently interpreted by the Company.

Due to the complexities of the new tax legislation, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows for the recognition of provisional amounts during a measurement period. The measurement period begins in the reporting period that includes the Tax Act’s enactment date and ends when the additional information is obtained, prepared, or analyzed to complete the accounting requirements under ASC Topic 740. The measurement period should not extend beyond one year from the enactment date. The Company recorded provisional estimates for the fiscal year ended January 31, 2018 for the following: the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, whether to elect to expense or depreciate new capital equipment, and the U.S. state tax impact to the aforementioned items.

The Company has completed its analysis of the impact of the Tax Act for the fiscal year ended January 31, 2018 and recorded adjustments to the provisional amounts on its financial statements in the fiscal year ended January 31, 2019, which reduced the Company’s effective tax rate. The Company recorded an increase to deferred tax assets of approximately $83,000 and a decrease to long term tax liability of approximately $170,000, with a corresponding decrease to income tax expense of approximately $252,000 related to the reduction of the corporate tax rate. The income tax benefit was primarily the result of the clarifying guidance issued by the IRS in regards to the corporate alternative minimum tax rate for fiscal year taxpayers.

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2019 and 2018 were as follows:

	As of January 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Federal and state credits	$19,426	$18,176
Expenses not currently deductible	575	1,213
Stock-based compensation	3,202	2,899
Foreign deferred	122	229
Gross deferred tax assets	23,325	22,517
Valuation allowance	(12,526)	(18,538)
Total deferred tax assets	$10,799	$3,979
Deferred tax liabilities
Property and equipment	(1,505)	(1,655)
Net deferred tax assets	$9,294	$2,324

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additional	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2019	$18,538	1,978	—	(7,990)	$12,526
Year ended January 31, 2018	$15,061	3,477	—	—	$18,538
Year ended January 31, 2017	$12,072	2,989	—	—	$15,061

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, Italy and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2019 would be $10.1 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $67.2 million at January 31, 2019.

As of January 31, 2019 and 2018, the Company had deferred tax assets (net of deferred tax liabilities) before valuation allowance, of $21.8 million and $20.8 million, respectively. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In the fourth quarter of fiscal year 2019, the Company determined that, based on its cumulative profits before taxes and estimates of future forecasts of continued profitability in the United States, sufficient positive evidence existed to conclude that the valuation allowance on the U.S. federal research and development credit carryforwards was no longer needed. Accordingly, the Company realized approximately $8.0 million in deferred tax assets and a corresponding decrease in income tax expense related to the release of the valuation allowance for the U.S. federal research and development credit carryforwards.

The Company also has Federal and California state research and development credit carryforwards of approximately $16.9 million and $20.0 million, respectively, at January 31, 2019. The Federal credits begin to expire in fiscal year 2033. The California credits can be carried forward indefinitely.

The Company reports its U.S. state deferred tax assets and related valuation allowance, net of the U.S federal tax rate of 21%. As of January 31, 2019, the Company has recorded a valuation allowance of $12.5 million against all of its U.S. state deferred tax assets due to uncertainty regarding the future utilization of these deferred tax assets.

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

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2019, the Company had approximately $37.5 million in unrecognized tax benefits, $31.6 million of which would affect the Company’s effective tax rate if recognized. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Beginning balance:	$34,117	$37,977	$30,211
Additions based on tax positions related to the current year	3,922	7,892	7,830
Additions for tax positions of prior years	109	28	911
Reductions for tax positions in prior years	(552)	(11,313)	—
Settlements for prior periods	—	—	—
Lapse of applicable statute of limitations	(65)	(467)	(975)
Ending balance:	$37,531	$34,117	$37,977

The Company classified $6.3 million and $5.2 million of income tax liabilities as other long term liabilities as of January 31, 2019 and 2018, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded $263,000 and $37,000 of interest expense and penalties related to uncertain tax positions for the fiscal years ended January 31, 2019 and 2018, respectively. The Company recorded noncurrent liabilities of $403,000 and $139,000 related to interest and penalties for uncertain tax positions at January 31, 2019 and 2018, respectively.

The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state and foreign jurisdictions. The tax years 2013 to 2018 remain open to examination by U.S. federal tax authorities. The tax years 2009 to 2018 remain open to examination by U.S. state tax authorities. The tax years 2013 to 2018 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

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

As of January 31, 2019, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $6.7 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

On July 27, 2015, in Altera Corp. v. Commissioner, the United States Tax Court issued an opinion invalidating the 2003 final Treasury regulations that requires participants in a qualified cost-sharing arrangement to share stock-based compensation. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. In February 2016, the IRS appealed the ruling to the United States Court of Appeals for the Ninth Circuit. Due to the uncertainty related to the final resolution of this issue, the Company has not recorded tax benefits in its consolidated statements of operations for the fiscal year ended January 31, 2019. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

14. Commitments and Contingencies

The Company leases its principal and other facilities under operating lease agreements. Net operating lease expenses for the years ended January 31, 2019, 2018 and 2017 were approximately $4.6 million, $5.3 million and $7.6 million, respectively. Future annual minimum payments under these operating agreements with initial lease terms in excess of one year are as follows:

As of
January 31, 2019
Fiscal Year	(in thousands)
2020	$2,592
2021	1,040
2022	356
2023	143
2024	147
Thereafter	576
Total future annual minimum lease payments	$4,854

Upon adoption of Accounting Standards Update No. 2015-05, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40), a noncancelable on premise internal-use software license was accounted for as the acquisition of an intangible asset rather than a software license under an operating lease. For the fiscal years ended January 31, 2019 and 2018, there was $4.7 million and $3.0 million of amortization expense recorded in the consolidated statements of operations related to these software licenses, respectively. The amortization expense of these software licenses was immaterial for the fiscal year ended January 31, 2017.

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of January 31, 2019 and 2018, total manufacturing purchase commitments were approximately $28.2 million and $24.3 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of January 31, 2019 and 2018, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Taiwan	$132,199	$174,486	$185,225
Asia Pacific	66,981	57,862	42,461
Europe	18,244	45,185	71,556
North America other than United States	7,028	11,110	3,686
United States	3,316	6,759	7,369
Total revenue	$227,768	$295,402	$310,297

Substantially all of the Company’s property and equipment were located in the United States, Asia Pacific region and Europe. As of January 31, 2019, the net amount of these fixed assets located in these regions was approximate $2.1 million, $3.2 million and $1.4 million, respectively. As of January 31, 2018, the net amount of these fixed assets located in these regions was approximately $2.7 million, $2.4 million and $1.3 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable for the fiscal year ended January 31, 2019 were Wintech and Chicony which accounted for approximately 58% and 16% of total revenue, respectively. For the fiscal years ended January 31, 2018 and 2017, the customers representing 10% or more of revenue and accounts receivable were Wintech and GoPro Inc., or GoPro, a direct OEM customer. In fiscal year 2018 and 2017, Wintech accounted for approximately 59% and 60% of total revenue, respectively. In fiscal year 2018 and 2017, GoPro accounted for approximately 12% and 19% of total revenue, respectively. Accounts receivable from Wintech and Chicony accounted for approximately $14.3 million and $6.9 million as of January 31, 2019, respectively. Accounts receivable from Wintech and GoPro accounted for approximately $9.8 million and $9.5 million as of January 31, 2018, respectively.

16. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company enters into software license agreements with Cadence Design Systems, Inc. (“Cadence”) from time to time. The Chief Executive Officer of Cadence, who is also the President and a Director of Cadence, was a member of the Company’s Board of Directors until June 7, 2017. As of January 31, 2019, the unpaid liabilities associated with these agreements were approximately $3.9 million. The Company paid $3.6 million, $3.6 million and $2.8 million of license fee for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. License amortization expense related to these agreements included in research and development expense was approximately $3.4 million, $3.2 million and $2.9 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBITS INDEX

Exhibit Number	Description

2.1(1)

Quota Purchase Agreement, dated as of June 25, 2015, by and among the Registrant, the University of Parma, Alberto Broggi, Massimo Bertozzi, Paolo Grisler, Pietro Cerri, Rean Fedriga, Paolo Medici, Luca Bombini, Stefano Cattani, Mirko Felisa, Pier Paolo Porta, and Paolo Zani.

3.1(2)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant

10.1.1(2)*	Amended and Restated 2004 Stock Plan

10.1.2(3)*	Form of Stock Option Agreement under Amended and Restated 2004 Stock Plan

10.1.3(2)*	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2004 Stock Plan

10.2.1(4)*	Amended and Restated 2012 Equity Incentive Plan

10.2.2(2)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(2)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.4(2)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.2.5(4)*	Form of Performance-Based Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.3(1)*	Amended and Restated 2012 Employee Stock Purchase Plan

10.4(2)*	Form of Indemnification Agreement

10.5(12)*	Offer Letter entered into by Ambarella Corp. with Kevin C. “Casey” Eichler dated July 26, 2018

10.6.1(3)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.6.2(12)*

Form of Amended and Restated Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.7.5(5)*	Description of Executive Bonus Plan For Fiscal Year 2017

10.7.6(6)*	Description of Executive Bonus Plan For Fiscal Year 2018

10.7.7(7)*	Description of Executive Bonus Plan For Fiscal Year 2019

10.8.1(8)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(8)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(9)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.4 (1)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.9.1(10)	Lease Agreement dated March 1, 2013 by and between Ambarella Corporation and Westcore Jay, LLC.

10.9.2 (1)	Second Amendment to Lease Agreement dated as of August 27, 2015 by and between Ambarella Corporation and DPF JAY OWNER, LLC.

21.1(11)	List of subsidiaries of the registrant

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10-Q filed on September 8, 2015.
(2)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 13, 2012.
(3)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(4)	Incorporated by reference to the Form 10-K filed on March 30, 2017.
(5)	Incorporated by reference to the Form 8-K filed on June 6, 2016.
(6)	Incorporated by reference to the Form 8-K filed on June 6, 2017.
(7)	Incorporated by reference to the Form 8-K filed on June 7, 2018.
(8)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(9)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on October 5, 2012.
(10)	Incorporated by reference to the Form 10-K filed on April 4, 2013.
(11)	Incorporated by reference to the Form 10-K filed on March 25, 2016.
(12)	Incorporated by reference to the Form 10-Q filed on September 7, 2018.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2019.

AMBARELLA, INC.

By:	/s/ Kevin C. Eichler
Kevin C. Eichler, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kevin C. Eichler as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 29, 2019.

Signature	Title

/s/ Feng-Ming Wang	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
Feng-Ming Wang

/s/ Kevin C. Eichler	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin C. Eichler

/s/ Les Kohn	Chief Technical Officer and Director
Les Kohn

/s/ Chenming C. Hu	Director
Chenming C. Hu

/s/ Christopher B. Paisley	Director
Christopher B. Paisley

/s/ Jeff Richardson	Director
Jeff Richardson

/s/ Hsiao-Wuen Hon	Director
Hsiao-Wuen Hon

/s/ Andrew W. Verhalen	Director
Andrew W. Verhalen

/s/ Teresa H Meng	Director
Teresa H Meng