Form 10-Q
period 2019-04-30
AMBARELLA INC
filed 2019-06-07
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35667

AMBARELLA, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0459628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Jay Street Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

(408) 734-8888

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $0.00045 Par Value Per Share	AMBA	The Nasdaq Global Market

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

The number of ordinary shares of the Registrant outstanding as of June 3, 2019 was 32,739,560 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 30,	January 31,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$204,444	$194,047
Marketable debt securities	161,732	164,861
Accounts receivable, net	26,457	26,212
Inventories	17,635	18,252
Restricted cash	11	11
Prepaid expenses and other current assets	5,025	6,206
Total current assets	415,304	409,589
Property and equipment, net	6,383	6,728
Deferred tax assets, non-current	10,566	10,587
Intangible assets, net	10,134	10,936
Operating lease right-of-use assets, net	7,911	—
Goodwill	26,601	26,601
Other non-current assets	2,352	2,412
Total assets	$479,251	$466,853
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	16,055	12,801
Accrued and other current liabilities	22,523	24,700
Operating lease liabilities, current	2,390	—
Income taxes payable	682	993
Deferred revenue, current	565	529
Total current liabilities	42,215	39,023
Operating lease liabilities, non-current	5,635	—
Other long-term liabilities	8,963	8,341
Total liabilities	56,813	47,364
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2019 and January 31, 2019, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at April 30, 2019 and January 31, 2019, respectively; 32,738,600 shares issued and outstanding at April 30, 2019; 32,303,540 shares issued and outstanding at January 31, 2019	15	15
Additional paid-in capital	208,522	188,516
Accumulated other comprehensive income	351	97
Retained earnings	213,550	230,861
Total shareholders’ equity	422,438	419,489
Total liabilities and shareholders' equity	$479,251	$466,853

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2019	2018
Revenue	$47,188	$56,938
Cost of revenue	19,335	22,046
Gross profit	27,853	34,892
Operating expenses:
Research and development	33,017	31,664
Selling, general and administrative	13,077	13,178
Total operating expenses	46,094	44,842
Loss from operations	(18,241)	(9,950)
Other income, net	2,196	792
Loss before income taxes	(16,045)	(9,158)
Provision for income taxes	1,266	848
Net loss	$(17,311)	$(10,006)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.53)	$(0.30)
Diluted	$(0.53)	$(0.30)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	32,492,044	33,334,801
Diluted	32,492,044	33,334,801

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended April 30,
	2019	2018
Net loss	$(17,311)	$(10,006)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	254	(110)
Other comprehensive income (loss), net of tax	254	(110)
Comprehensive loss	$(17,057)	$(10,116)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2019	32,303,540	$15	$188,516	$97	$230,861	$419,489
Exercise of stock options	101,645	—	1,520	—	—	1,520
Vesting of restricted stock units	233,656	—	—	—	—	—
Employee stock purchase plan	99,759	—	3,063	—	—	3,063
Stock repurchase	—	—	—	—	—	—
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,423	—	—	15,423
Net unrealized gains (losses) on investments - net of taxes	—	—	—	254	—	254
Net loss	—	—	—	—	(17,311)	(17,311)
Balance--April 30, 2019	32,738,600	$15	$208,522	$351	$213,550	$422,438

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2018	33,489,614	$15	$221,186	$(279)	$261,265	$482,187
Cumulative effect of change in accounting principle	—	—	—	—	43	43
Exercise of stock options	42,483	—	305	—	—	305
Vesting of restricted stock units	230,240	—	—	—	—	—
Employee stock purchase plan	71,415	—	2,818	—	—	2,818
Stock repurchase	(437,448)	—	(20,624)	—	—	(20,624)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	14,195	—	—	14,195
Net unrealized gains (losses) on investments - net of taxes	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	(10,006)	(10,006)
Balance--April 30, 2018	33,396,304	$15	$217,880	$(389)	$251,302	$468,808

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,311)	$(10,006)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,708	1,784
Amortization/accretion of marketable securities	(378)	(26)
Stock-based compensation	16,460	14,195
Other non-cash items, net	142	26
Changes in operating assets and liabilities:
Accounts receivable	(245)	5,567
Inventories	617	415
Prepaid expenses and other current assets	1,007	180
Deferred tax assets	21	(8)
Other assets	60	(81)
Accounts payable	3,254	(2,366)
Accrued liabilities	(454)	(9,640)
Income taxes payable	(311)	(551)
Deferred revenue	36	281
Lease Liabilities	(727)	—
Other long-term liabilities	453	294
Net cash provided by operating activities	5,332	64
Cash flows from investing activities:
Purchase of investments	(35,583)	(8,969)
Sales of investments	10,023	3,500
Maturities of investments	29,195	15,850
Purchase of property and equipment	(513)	(671)
Net cash provided by investing activities	3,122	9,710
Cash flows from financing activities:
Stock repurchase	—	(20,624)
Proceeds from exercise of stock options and employee stock purchase plan	2,938	1,669
Payment for intangible asset	(995)	(799)
Net cash provided by (used in) financing activities	1,943	(19,754)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,397	(9,980)
Cash, cash equivalents and restricted cash at beginning of period	194,058	346,681
Cash, cash equivalents and restricted cash at end of period	$204,455	$336,701
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$797	$908
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to intangible and fixed assets additions	$372	$342

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2019 fiscal year filed with the SEC on March 29, 2019 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

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

A substantial portion of the Company’s revenue is derived from sales through one of its distributors, Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, and directly to one ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 14 for additional information regarding revenue and credit concentration with these customers.

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

The Company classifies these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive income in the condensed consolidated balance sheets. The amortization of premiums and accretion of discounts and the realized gains and losses are both recorded in other income, net, in the condensed consolidated statements of operations. The Company reviews its investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, the Company considers the following factors: (i) general market conditions, (ii) the duration and extent to which the fair value is less than cost and (iii) the Company’s intent and ability to hold the investment.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of April 30, 2019 and January 31, 2019, the restricted cash was immaterial. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	April 30, 2019	January 31, 2019	April 30, 2018	January 31, 2018
	(in thousands)
Cash and cash equivalents	$204,444	$194,047	$336,692	$346,672
Restricted cash	11	11	9	9
Total as presented in the consolidated statements of cash flows	$204,455	$194,058	$336,701	$346,681

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three months ended April 30, 2019 and 2018, respectively.

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

Leases

Effective February 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, using the alternative transition method with an adjustment to the opening balance in the period of adoption without adjustment of comparative period financial statements. Under this new guidance, the Company recognizes leases as right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the other available practical expedients, and has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases and not to reassess the following for existing leases as of February 1, 2019: (i) whether contracts are or contain leases, (ii) lease classification, and (iii) initial direct costs. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU and liability calculation if it is reasonably certain that the Company will exercise the option. As of February 1, 2019, the Company recognized approximately $8.6 million of ROU assets, net of previously recognized prepaid rent and accrued liabilities, and corresponding lease liabilities of $8.7 million. The Company's finance leases are immaterial.

Revenue Recognition

Effective February 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers. As a result, the Company recognizes product revenue upon shipment and transfer of control to distributors (known as “sell-in” revenue recognition) rather than shipment to the end customers (known as “sell-through” revenue recognition) based on its estimate of the consideration it expects to receive. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three months ended April 30, 2019 and 2018, respectively.

The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract liabilities are primarily related to the portion of transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. These contract liabilities are expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the three months ended April 30, 2019 and 2018, the Company did not recognize any material revenue adjustment related to performance obligations satisfied in prior periods released from these contract liabilities. As of April 30, 2019 and January 31, 2019, the contract liabilities were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of April 30, 2019 and January 31, 2019, respectively.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“ECL”). Under the new model, an entity is required to estimate ECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The new model also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the ECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. The ASU will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company does not believe the adoption of this new guidance will have a material impact on its consolidated financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 25, Financial Instruments. The new guidance further clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. The FASB also amended the guidance to clarify that the nonrecurring fair value disclosure is applicable to equity instruments accounted for under the measurement alternative. The ASU will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted and requires a prospective method for those related to equity securities without readily determinable fair values that are measured using the measurement alternative. The Company does not believe the adoption of this new amendment will have a material impact on its consolidated financial statements.

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

	As of April 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$10,501	$—	$—	$10,501
Certificates of Deposit	1,006	—	—	1,006
Commercial paper	67,998	—	—	67,998
Corporate bonds	90,877	340	(9)	91,208
Asset-backed securities	15,501	24	—	15,525
U.S. government securities	20,518	5	(9)	20,514
Total cash equivalents and marketable debt securities	$206,401	$369	$(18)	$206,752

	As of January 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,914	$—	$—	$8,914
Certificates of Deposit	7,012	—	—	7,012
Commercial paper	68,233	—	—	68,233
Corporate bonds	87,250	170	(60)	87,360
Asset-backed securities	11,607	3	(6)	11,604
U.S. government securities	21,993	3	(13)	21,983
Total cash equivalents and marketable debt securities	$205,009	$176	$(79)	$205,106

	As of
	April 30, 2019	January 31, 2019
	(in thousands)
Included in cash equivalents	$45,020	$40,245
Included in marketable debt securities	161,732	164,861
Total cash equivalents and marketable debt securities	$206,752	$205,106

The contractual maturities of the investments at April 30, 2019 and January 31, 2019 were as follows:

	As of
	April 30, 2019	January 31, 2019
	(in thousands)
Due within one year	$155,140	$151,991
Due within one to three years	51,612	53,115
Total cash equivalents and marketable debt securities	$206,752	$205,106

The unrealized losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of April 30, 2019 and January 31, 2019, respectively.

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

The Company measures the fair value of money market funds and certificates of deposit using quoted prices in active markets for identical assets and classifies them within Level 1. The respective fair values of the Company’s investments in other debt securities are obtained based on quoted prices for similar assets in active markets and are classified within Level 2.

The following table presents the fair value of the financial instruments measured on a recurring basis as of April 30, 2019 and January 31, 2019:

	As of April 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$10,501	$10,501	$—	$—
Certificates of Deposit	1,006	1,006	—	—
Commercial paper	67,998	—	67,998	—
Corporate bonds	91,208	—	91,208	—
Asset-backed securities	15,525	—	15,525	—
U.S. government securities	20,514	—	20,514	—
Total cash equivalents and marketable debt securities	$206,752	$11,507	$195,245	$—

	As of January 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,914	$8,914	$—	$—
Certificates of Deposit	7,012	7,012	—	—
Commercial paper	68,233	—	68,233	—
Corporate bonds	87,360	—	87,360	—
Asset-backed securities	11,604	—	11,604	—
U.S. government securities	21,983	—	21,983	—
Total cash equivalents and marketable debt securities	$205,106	$15,926	$189,180	$—

3. Inventories

Inventories at April 30, 2019 and January 31, 2019 consisted of the following:

	As of
	April 30, 2019	January 31, 2019
	(in thousands)
Work-in-progress	$9,809	$9,430
Finished goods	7,826	8,822
Total	$17,635	$18,252

4. Property and Equipment, Net

Depreciation expense was approximately $0.7 million and $0.6 million for the three months ended April 30, 2019 and 2018, respectively. Property and equipment at April 30, 2019 and January 31, 2019 consisted of the following:

	As of
	April 30, 2019	January 31, 2019
	(in thousands)
Computer equipment and software	$9,379	$9,098
Machinery and equipment	5,703	5,659
Furniture and fixtures	969	969
Leasehold improvements	2,318	2,331
Construction in progress	318	330
	18,687	18,387
Less: accumulated depreciation and amortization	(12,304)	(11,659)
Total property and equipment, net	$6,383	$6,728

5. Intangible Assets

Intangible assets primarily consist of $4.1 million of in-process research and development (“IPR&D”) from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $6.0 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of April 30, 2019, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of April 30, 2019, $4.2 million was recorded in accrued and other current liabilities and $0.5 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The carrying amounts of intangible assets as of April 30, 2019 and January 31, 2019 were as follows:

	As of April 30, 2019			As of January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software licenses	14,955	(8,921)	6,034	14,448	(7,612)	6,836
Total acquired intangible assets	$19,055	$(8,921)	$10,134	$18,548	$(7,612)	$10,936

The amortization expense related to these software licenses was approximately $1.3 million and $1.1 million for the three months ended April 30, 2019 and 2018, respectively. The estimated future amortization expense of these software licenses as of April 30, 2019 is as follows:

As of
April 30, 2019
Fiscal Year	(in thousands)
2020 (9 months remaining)	$3,813
2021	1,853
2022	368
2023	—
2024	—
Thereafter	—
Total future amortization expenses:	$6,034

IPR&D is required to be tested for impairment at least annually in the fourth fiscal quarter or sooner whenever events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the three months ended April 30, 2019 and 2018, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at April 30, 2019 and January 31, 2019 consisted of the following:

	As of
	April 30, 2019	January 31, 2019
	(in thousands)
Accrued employee compensation	$8,928	$10,645
Accrued rebates	236	311
Accrued product development costs	7,023	6,393
Software license liabilities, current	4,220	4,879
Other accrued liabilities	2,116	2,472
Total accrued and other current liabilities	$22,523	$24,700

7. Leases

The Company has entered into operating leases for its worldwide office buildings and research and development facilities. The leases expire at various dates through fiscal year 2028, some of which include options to extend the lease for up to 3 years. For the three months ended April 30, 2019, the Company recorded approximately $0.7 million of operating lease expense. The Company's short-term leases and finance leases are immaterial.

The cumulative effect of the changes made to the condensed consolidated balance sheet as of February 1, 2019 for the adoption of Topic 842 was as follows:

	Balance as of		Opening Balance as of
	January 31, 2019	Adjustment	February 1, 2019
	(in thousands)
Operating lease right-of-use assets	$—	$8,581	$8,581
Prepaid expenses and other current assets	$6,206	$(174)	$6,032
Accrued and other current liabilities	$24,700	$(279)	$24,421
Operating lease liabilities, current	$—	$2,534	$2,534
Operating lease liabilities, non-current	$—	$6,152	$6,152

Supplemental cash flow information related to leases is as follows:

Three Months Ended
April 30, 2019
(in thousands)
Cash paid for operating leases included in operating cash flows	$727
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$65
Weighted-average remaining lease term – operating leases	4.25 years
Weighted-average discount rate – operating leases	5.00%

Future minimum lease payments for the operating lease liabilities are as follows:

As of
April 30, 2019
Fiscal Year	(in thousands)
2020 (9 months remaining)	$2,067
2021	2,148
2022	1,782
2023	1,567
2024	491
Thereafter	516
Total future annual minimum lease payments	8,571
Less: interest	(546)
Total lease liabilities	$8,025

Prior to the adoption of the new leases guidance, future minimum undiscounted lease payments as of January 31, 2019 were as follows:

As of
January 31, 2019
Fiscal Year	(in thousands)
2020	$2,592
2021	1,040
2022	356
2023	143
2024	147
Thereafter	576
Total future annual minimum lease payments	$4,854

The increased liabilities as of April 30, 2019 were attributable to a renewal option reasonably certain to be exercised during the three months ended April 30, 2019.

8. Other Long-Term Liabilities

Other long-term liabilities at April 30, 2019 and January 31, 2019 consisted of the following:

	As of
	April 30, 2019	January 31, 2019
	(in thousands)
Unrecognized tax benefits, including interest	$7,186	$6,732
Deferred tax liabilities, non-current	1,293	1,293
Software license liabilities, non-current	479	310
Other long-term liabilities	5	6
Total other long-term liabilities	$8,963	$8,341

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of April 30, 2019 and January 31, 2019, respectively.

Ordinary shares

As of April 30, 2019 and January 31, 2019, a total of 200,000,000 ordinary shares were authorized.

On February 1, 2019, the Company added 1,453,659 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 Equity Incentive Plan, or EIP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

On February 1, 2019, the Company added 403,794 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2019 and January 31, 2019, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	April 30, 2019	January 31, 2019
Shares reserved for options, restricted stock and restricted stock units under EIP	7,034,012	5,915,654
Shares reserved for ESPP	2,137,609	1,833,574

Shares repurchased

On June 4, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional $100.0 million of the Company’s ordinary shares over a twelve-month period commencing June 5, 2018. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were no shares repurchased during the three months ended April 30, 2019. As of April 30, 2019, a total of 3,985,876 shares have been repurchased for approximately $174.8 million in cash since the inception of the repurchase program in June 2016 and recorded as a reduction to equity.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Stock-based compensation:
Cost of revenue	$267	$315
Research and development	10,204	8,760
Selling, general and administrative	5,989	5,120
Total stock-based compensation	$16,460	$14,195

During the three months ended April 30, 2019, approximately $1.0 million of stock-based compensation was accrued in the accrued and other current liabilities in the condensed consolidated balance sheets. As of April 30, 2019, total unrecognized compensation cost related to unvested stock options was $4.3 million and is expected to be recognized over a weighted-average period of 2.62 years. Total unrecognized compensation cost related to unvested restricted stock units was $110.3 million and is expected to be recognized over a weighted-average period of 2.57 years. Total unrecognized compensation cost related to unvested restricted stock awards was $0.6 million and is expected to be recognized over a weighted-average period of 0.29 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2019	2018
Stock Options:
Volatility	52%	55%
Risk-free interest rate	2.49%	2.65%
Expected term (years)	5.88	5.33
Dividend yield	0%	0%
Employee stock purchase plan awards:
Volatility	48%	46%
Risk-free interest rate	2.52%	1.95%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2019	1,459,064	$28.31
Granted	18,800	42.13	$21.57
Exercised	(101,645)	14.95		$2,767
Forfeited	(6,448)	46.81
Expired	(5,358)	66.87
Outstanding at April 30, 2019	1,364,413	29.25			4.46	$32,360
Exercisable at April 30, 2019	1,170,168	$26.28			3.76	$31,285

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on April 30, 2019 was $50.12, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated by the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2019	2,395,516	$48.49
Granted	407,076	48.11
Vested	(252,076)	53.12
Forfeited	(17,322)	48.20
Unvested at April 30, 2019	2,533,194	$47.97

As of April 30, 2019, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $127.0 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net loss	$(17,311)	$(10,006)
Denominator:
Weighted-average ordinary shares - basic	32,492,044	33,334,801
Weighted-average ordinary shares - diluted	32,492,044	33,334,801
Net loss per ordinary share:
Basic	$(0.53)	$(0.30)
Diluted	$(0.53)	$(0.30)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2019	2018
Options to purchase ordinary shares	1,003,060	1,192,294
Restricted stock and restricted stock units	926,156	996,098
Employee stock purchase plan	17,469	39,881
	1,946,685	2,228,273

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Loss before income taxes	$(16,045)	$(9,158)
Provision for income taxes	1,266	848
Effective tax rate	(7.9)%	(9.3)%

The Company recorded an income tax provision of $1.3 million and $0.8 million for the three months ended April 30, 2019 and 2018, respectively. The increase was primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions and losses incurred in jurisdictions for which the Company was not able to recognize the related tax benefit, as well as an increase in non-deductible stock-based compensation.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2019, the gross amount of unrecognized tax benefits was approximately $37.9 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon agreement between the Company and the third-party manufacturers. As of April 30, 2019 and January 31, 2019, total manufacturing purchase commitments were approximately $22.9 million and $28.2 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of April 30, 2019 and January 31, 2019, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Taiwan	$27,600	$33,206
Asia Pacific	14,488	16,356
Europe	3,483	4,582
North America other than United States	883	2,006
United States	734	788
Total revenue	$47,188	$56,938

As of April 30, 2019, substantially all of the Company’s property and equipment, net, were located in the United States, Asia Pacific region and Europe with approximate net amounts of $2.0 million, $3.0 million and $1.4 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 59% and 18% of total revenue for the three months ended April 30, 2019, respectively. For the three months ended April 30, 2018, the customers representing 10% or more of revenue and accounts receivable were Wintech, Hakuto Co., Ltd., or Hakuto, and Chicony, which accounted for approximately 58%, 12% and 11% of total revenue, respectively. Accounts receivable with Wintech and Chicony was approximately $13.2 million and $8.3 million as of April 30, 2019, respectively.

15. Subsequent Events

On May 29, 2019, the Company’s Board of Directors authorized the additional repurchase of up to $50.0 million of the Company’s ordinary shares commencing immediately. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. As of June 7, 2019, there were no shares repurchased under this repurchase program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2019 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2019 fiscal year filed with the Securities and Exchange Commission, or SEC, on March 29, 2019.

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

Overview

We are a leading developer of semiconductor processing solutions for video that enable high-definition, or HD, video capture, analysis, sharing and display. A device that captures video includes four primary components: a lens, an image sensor, a video processor and storage memory. The video processor converts raw video input into a format that can be stored and distributed efficiently and, in some cases, analyzes the video data to automate processes. We combine our processor design capabilities with our expertise in video and image processing, computer vision algorithms and software development to provide a technology platform that is designed to be easily scalable across multiple applications in a variety of markets and enable rapid and efficient product development for our customers. Our system-on-a-chip, or SoC, designs fully integrate HD video processing, image processing, artificial intelligence, or AI, computer vision, or CV, functionality, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption.

Over the last several years, we have been expanding our development efforts on computer vision technology that not only complements our image processing and video compression technology, but also builds foundation to address significant opportunities in AI and CV applications for a variety of markets. We believe that enhanced computer vision functionality is critical both to our current video markets, such as IP security camera, as well as future markets such as automotive original equipment manufacturer, or OEM, cameras for advanced driving assistance systems, or ADAS, and autonomous vehicles, and robotics. Our recent development efforts have focused on creating advanced computer vision algorithms and high-performance, low-power hardware platforms to enhance processing acceleration, which we refer to as our CVflow architecture. We believe that the integration of our proprietary highly-optimized AI computer vision technology with our video processor provides an optimized CV platform. In 2017, we introduced our first computer vision semiconductor chip, the CV1 SoC. In 2018, we introduced three new computer vision-based SoCs to enable our customers to develop intelligent camera systems for a variety of markets at different feature levels.

Our revenue over the last three years has been generated primarily from sales of our solutions for incorporation into specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras, IP security cameras and cameras incorporated into unmanned aerial vehicles, or UAVs or drones. Our revenue from several of these markets, however, has recently experienced significant declines.  As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, as well as emerging markets such as the OEM automotive and robotics markets.  We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets, such as the OEM automotive and robotics markets.

We sell our solutions to leading original design manufacturers, or ODMs, and OEMs globally, and in the automotive market, we also sell to Tier-1 Suppliers to OEMs. We refer to ODMs and Tier-1 automotive suppliers as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content in wearable cameras, automotive cameras, Internet Protocol, or IP, security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs or drones, and virtual reality cameras, also referred to as 360° cameras. We also recently introduced, and continue to develop solutions to address emerging markets, such as the incorporation of computer vision functionalities for AI-enabled security cameras, AI-based driving applications, including auto-parking, driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, OEM automotive ADAS applications and robotics markets.

Our sales cycles typically require a significant investment of time and a substantial expenditure of resources before we can realize revenue from the sale of our solutions, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management along with our sales personnel and software engineers. If successful, this process culminates in a customer’s decision to use our solutions in its system, which we refer to as a design win. Our sales efforts are typically directed to the OEM of the product that will incorporate our video and image processing solution, but the eventual design and incorporation of our SoC into the product may be handled by an ODM on behalf of the OEM. In some of the new markets we are addressing, such as AI-based automotive applications, it may take longer and require more resources to secure design wins than in our traditional markets.

Volume production may begin within six to 18 months or even longer after a design win, depending on the targeted market, the complexity of our customer’s product and other factors upon which we may have little or no influence. Once one of our solutions has been incorporated into a customer’s design, we believe that our solution is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning a product or substituting an alternative solution. Conversely, a design loss to a competitor will likely preclude any opportunity for us to generate future revenue from such customer’s product. Even if we obtain a design win and our SoC remains a component through the life cycle of a customer’s product, the volume and timing of actual sales of our SoCs to the customer depend upon the production, release and market acceptance of that product, none of which are within our control. A portable consumer device typically has a product life cycle of six to 18 months, while an IP security camera typically has a product life cycle of 12 to 24 months. We anticipate that product lifecycles will typically be longer than 24 months in the OEM automotive and robotics markets, as new product introductions occur less frequently in these markets.

Financial Highlights and Trends

•

We recorded revenue of $47.2 million for the three months ended April 30, 2019, a decrease of 17% as compared to the same period in the prior fiscal year. The decrease in revenue was primarily attributable to lower revenue from wearable camera markets, including sports camera, non-sports wearable camera, virtual reality, and drone markets. The decrease was also attributable to lower revenue from automotive markets, principally the video recorder market, caused by a significant slowdown in the automotive industry and promotional activity in fiscal year 2019 from a large automotive customer that did not recur in the current fiscal quarter. In the professional IP security camera market, revenue declined due to lower demand from our two largest China customers likely as a result of the recently enacted John S. McCain National Defense Authorization Act for Fiscal Year 2019. The decreased revenue was partially offset by significant revenue increased in the consumer IP security camera market, led by the home security and monitoring market in the North America region. In the sports camera market, incorporation of our solutions into newly launched sports camera products from Dajiang Innovation Technology Inc., or DJI, partially offset revenue loss from sales of our solutions to GoPro, Inc. or GoPro.

•

We recorded an operating loss of $18.2 million for the three months ended April 30, 2019, as compared to an operating loss of $10.0 million for the three months ended April 30, 2018. The increased operating loss was primarily due to decreased revenue and gross margins and increased operating expenses incurred primarily in support of new applications for the automotive markets as well as the development of computer vision-based solutions. The increase in expenses related primarily to increased engineering headcount and increased stock-based compensation expense.

•

We generated cash flows from operating activities of $5.3 million for the three months ended April 30, 2019, as compared to $64,000 for the three months ended April 30, 2018. The increased cash flows from operating activities were primarily due to increased liabilities associated with the timing of payments to suppliers. The increased cash flows were partially offset by an increased net loss adjusted for increased non-cash stock-based compensation expense and decreased cash receipts associated with timing of payments from customers.

•

Effective February 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases. Under this new guidance, we recognize leases as right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. As of April 30, 2019, there was approximately $7.9 million of ROU, net of amortization expense, and $8.0 million of lease liabilities recorded in the condensed consolidated balance sheets. For the three months ended April 30, 2019, there was approximately $0.7 million of lease expense recorded in the condensed consolidated statements of operations.

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

Ability to Capitalize on Computer Vision Trends. We expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, automotive, robotics, and UAV markets. As a result, we believe that our ability to develop advanced AI computer vision technology, enable and support customer product development in emerging applications, such as ADAS, advanced blind spot detection, object detection, people recognition, retail analytics, and machine learning, and gain customer acceptance of our technology platform and solutions, will be critical to our future success.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets. In fiscal year 2010, the majority of our revenue came from the pocket video, camcorder and infrastructure markets. Since that time, we have developed technologies to provide solutions for new markets as they emerged, such as the wearable, IP security, UAV and automotive video recorder camera markets. Since fiscal year 2013, the wearable sports, professional IP security and UAV markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that expansion into new markets is required to facilitate revenue growth and customer diversification as our revenue from the wearable camera and UAV camera markets has declined in recent years. We have recently introduced solutions to address emerging applications and markets, such as the incorporation of computer vision functionalities for AI-enabled security cameras, AI-based driving applications, including auto-parking, driver monitoring systems, advanced blind spot detection, object detection, deep learning algorithms for HD mapping solutions, OEM automotive ADAS applications and robotics markets. While we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Customer Product Life Cycle. We estimate our customers’ product life cycles based on the customer, type of product and end market. We typically commence commercial shipments from six to 18 months following a design win; however, in some markets, more lengthy product and development cycles are possible, depending on the scope and nature of the project, such as in the automotive OEM market. A portable consumer device typically has a product life cycle of six to 18 months, and an IP security camera typically has a product life cycle of 12 to 24 months. We anticipate that product development and product life cycles will typically be longer than 24 months in the OEM automotive, Tier-1 automotive suppliers and robotics markets, as new product introductions typically occur less frequently in these markets.

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2019	2018
	(dollars in thousands)
Revenue	$47,188	$56,938
Cost of revenue	19,335	22,046
Gross profit	27,853	34,892
Operating expenses:
Research and development	33,017	31,664
Selling, general and administrative	13,077	13,178
Total operating expenses	46,094	44,842
Loss from operations	(18,241)	(9,950)
Other income, net	2,196	792
Loss before income taxes	(16,045)	(9,158)
Provision for income taxes	1,266	848
Net loss	$(17,311)	$(10,006)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2019	2018
Revenue	100%	100%
Cost of revenue	41	39
Gross profit	59	61
Operating expenses:
Research and development	70	56
Selling, general and administrative	28	23
Total operating expenses	98	79
Loss from operations	(39)	(18)
Other income, net	5	2
Loss before income taxes	(34)	(16)
Provision for income taxes	3	2
Net loss	(37)%	(18)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to OEMs and ODMs or Tier-1 automotive suppliers, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these camera markets, in particular the IP security camera market, to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging computer vision applications in the IP security, OEM automotive, and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

We have historically experienced seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being the highest revenue quarter. This fluctuation has been driven primarily by increased sales in consumer camera markets as our customers build inventories in preparation for the holiday shopping season. Due to experienced declines in demand for our solutions in several consumer camera markets, including wearable camera, virtual reality and drone markets, the seasonal impact on quarterly revenue would not be significant. More generally, our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

We expect that our gross margin may fluctuate from period to period as a result of changes in average selling price, product mix and the introduction of new products by us or our competitors. In general, solutions incorporated into more complex configurations, such as those used in high-performance cameras, and in future advanced automotive OEM applications, have had or are expected to have higher prices and higher gross margins, as compared to solutions sold into the lower-performance, more competitive camera applications. As semiconductor products mature and unit volumes sold to customers increase, their average selling prices typically decline. These declines may be paired with improvements in manufacturing yields and lower wafer, packaging and test costs, which offset some of the margin reduction that could result from lower selling prices. We believe that our gross margin will decline in the future as we continue to penetrate the highly competitive camera market and, in particular, the IP security market.

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

Other Income, Net

Other income, net, consists primarily of interest income from investments in debt securities, interest income from deposits with financial institutions and subsidies granted from foreign governments.

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

Comparison of the Three Months Ended April 30, 2019 and 2018

Revenue

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$47,188	$56,938	$(9,750)	(17)%

The decreased revenue for the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, was primarily attributable to lower revenue from wearable camera markets, including sports camera, non-sports wearable camera, virtual reality, and drone markets. The decrease was also attributable to lower revenue from automotive markets, principally the video recorder market, caused by a significant slowdown in the automotive industry and promotional activity in fiscal year 2019 from a large automotive customer that did not recur in the current fiscal quarter. In the professional IP security camera market, revenue declined due to lower demand from our two largest China customers likely as a result of the recently enacted John S. McCain National Defense Authorization Act for Fiscal Year 2019. The decreased revenue was partially offset by significant revenue increased in the consumer IP security camera market, led by the home security and monitoring market in the North America region. In the sports camera market, incorporation of our solutions into newly launched sports camera products from Dajiang Innovation Technology Inc., or DJI, partially offset revenue loss from sales of our solutions to GoPro, Inc. or GoPro.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$19,335	$22,046	$(2,711)	(12)%
Gross profit	27,853	34,892	(7,039)	(20)%
Gross margin	59%	61%	—	(2)%

Cost of revenue decreased for the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, primarily due to decreased revenue in the wearable camera, drone and automotive camera markets. The decrease in cost of revenue was partially offset by increased shipments of SoCs for the IP security camera market.

Gross margin decreased for the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, primarily due to an increase in the percentage of our total revenue that was derived from the lower gross margin IP security camera market combined with the decline in revenue from the higher gross margin sports camera and drone markets.

Research and Development

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$33,017	$31,664	$1,353	4%

Research and development expense increased for the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, primarily due to an increase in engineering headcount to support the computer vision technology development for our current markets, as well as new markets such as the automotive and robotics markets. Our engineering headcount increased to 557 at April 30, 2019 compared to 540 at April 30, 2018, which resulted in an increase in salary-related expenses of approximately $0.9 million for the three months ended April 30, 2019. The increased research and development expense was also attributable to additional employee benefit expense of approximately $0.7 million for the three months ended April 30, 2019, as a result of issuance of equity for newly hired employees and our annual cash bonus and evergreen stock programs for existing employees. The SoC development cost was relatively flat for the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, due to the timing and number of chips in development.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$13,077	$13,178	$(101)	(1)%

Selling, general and administrative expense decreased for the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, primarily due to approximately $0.7 million less expenditures on outside professional services. The decrease was partially offset by an increase in employee benefit expense of approximately $0.5 million as a result of our annual cash bonus and evergreen stock programs for existing employees.

Other Income, Net

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income, net	$2,196	$792	$1,404	177%

The increase in other income, net, for the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, was primarily due to an aggregate increase of approximately $1.2 million in interest and other income from our deposits and debt security investments. The increase was primarily the result of larger invested balances, interest rate increases and debt securities purchased at discounts. The increase was also attributable to an approximately $0.3 million subsidy granted from a foreign government related to research and development activities.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,266	$848	$418	49%
Effective tax rate	(7.9)%	(9.3)%	—	1.4%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The increase in income tax expense for the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, was primarily due to a decrease in the proportion of profits generated in lower-tax jurisdictions and losses incurred in jurisdictions for which the Company was not able to recognize a related tax benefit, as well as an increase in non-deductible stock-based compensation.

Liquidity and Capital Resources

As of April 30, 2019 and January 31, 2019, we had cash, cash equivalents and marketable debt securities of approximately $366.2 million and $358.9 million, respectively.  We invest in highly liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of April 30, 2019, these securities had a fair value of approximately $206.8 million with insignificant unrealized losses caused by fluctuations in market value.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$5,332	$64
Net cash provided by investing activities	3,122	9,710
Net cash provided by (used in) financing activities	1,943	(19,754)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,397	$(9,980)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, primarily due to increased liabilities associated with the timing of payments to suppliers. The increased cash flows were partially offset by an increased net loss adjusted for increased non-cash stock-based compensation expense and decreased cash receipts associated with the timing of payments from customers.

Net Cash Provided by Investing Activities

Net cash provided by investing activities decreased for the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, primarily due to approximately $26.6 million of additional investments in debt securities. The decrease was partially offset by an increase of approximately $19.9 million in cash receipts from the sale and maturity of debt securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased for the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, primarily due to $20.6 million of cash used for the repurchasing of our ordinary shares under the stock repurchase program during the three months ended April 30, 2018 that was not incurred during the fiscal quarter ended April 30, 2019. The increase was also attributable to approximately $1.3 million of additional cash proceeds from option exercises and employee stock purchase withholding.

Operating and Capital Expenditure Requirements

As of April 30, 2019, we had cash, cash equivalents and marketable debt securities of approximately $366.2 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

Our short-term and long-term capital requirements will depend on many factors, including the following:

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of April 30, 2019, we had purchase obligations with our independent contract manufacturers of $22.9 million.

Leases

The Company adopted ASC Topic 842, Leases on February 1, 2019. As a result, the contractual obligations related to future lease payments are reflected on the condensed consolidated balance sheets as lease liabilities as of April 30, 2019. See Note 7, "Leases" in the Notes to Condensed Consolidated Financial Statements for more details about the lease liabilities as of April 30, 2019.

Except as described above with respect to the manufacturing purchase obligations and leases, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 30, 2019, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2019 fiscal year filed with the SEC on March 29, 2019, except for the recently adopted accounting guidance on leases as discussed in Notes 1 and 7 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2019 and January 31, 2019, we had cash, cash equivalents, marketable debt securities and restricted cash totaling $366.2 million and $358.9 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, on February 1, 2019. As a result, we have enhanced our processes and controls to address the new lease standard. Other than that, there were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business and Our Industry

Global economic and political conditions, including possible trade tariffs and trade restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Recently proposed public policy changes and the imposition of trade tariffs and restrictions between the United States and China have, in our view, created and will continue to create an uncertain business environment. In particular, if additional tariffs or trade restrictions are imposed on our products or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. For example, H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019, which was recently enacted into law, has negatively impacted and will continue to negatively impact our two largest China IP security customers and likely decreased and will continue to decrease their demand for our solutions. While this new law has and will likely continue to have a negative impact on our revenue in the near term due to uncertainty relating to these customers, we cannot yet predict the longer term impact on our business. In addition, if further restrictions were placed on a significant customer, such as our China IP security customers, affecting our ability to do business with them, it would likely have a material adverse effect on our business and financial condition.  Similarly, changes in export classification requirements, such as those proposed by U.S. Congress, could impact our ability to supply our solutions to certain companies or in certain countries.  Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications, which could have a material adverse effect on our business and financial condition.

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

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, in the past we have secured design wins for camera products that were never commercially released by our customer as a result of factors beyond our control. If other products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer. For example, we have recently experienced declines in demand for our solutions in professional IP security, automotive and several consumer camera markets, including wearable cameras, virtual reality cameras and cameras incorporated into unmanned aerial vehicles, also referred to as UAVs or drones, which has negatively impacted our business.

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

In the past several years, a substantial portion of our revenue was generated from sales of our products to OEMs and ODMs of HD video cameras, including IP security cameras, wearable cameras and UAVs. Our revenue from several of these markets, however, has recently experienced significant declines. As a result, we believe that our future revenue growth, if any, will significantly depend on our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, as well as emerging markets such as the OEM automotive and robotics markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. For example, we expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including the automotive, IP security camera and robotics markets.  As a result, we believe that our ability to develop advanced computer vision technology and gain customer acceptance of our technology is critical to our future success and our efforts to develop such technology that gains market acceptance may not be successful. Development of products to address new markets, such as the OEM automotive and robotics markets, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term. In addition, we anticipate that as we continue to move into new markets, such as the OEM automotive and robotics markets, we will likely face competition from larger competitors with greater resources and more history in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully with our solutions, our revenue could decline, and our financial condition will be negatively impacted.

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

In the past few years, a substantial portion of our revenue has been derived from sales of our SoCs to the camera market and in particular, the IP security camera market, automotive camera market, wearable camera market and UAV market. While we will continue to provide solutions addressing these markets, we are focusing our development resources on addressing computer vision applications, primarily in the professional IP security and home security and monitoring camera markets, the OEM automotive and robotics markets, with our computer vision solutions. The application of computer vision functionality in these markets is relatively new, and we may be unable to predict the timing or development of these markets with accuracy. For example, a slower than expected adoption rate for computer vision technology in the IP security camera market could slow the demand for our new solutions. Similarly, a slower than anticipated adoption of electronic mirrors, advanced driving assistance systems and autonomous driving functionality could reduce demand for our new computer vision solutions. If our key target markets, such as automotive cameras, IP security cameras and cameras for robotic applications, do not grow or develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected, and our business and operating results could suffer.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2019, the customers representing 10% or more of our revenue were Wintech Microelectronics Co., Ltd., or Wintech, the Company’s distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 58% and 16% of total revenue, respectively. For the three months ended April 30, 2019, the customers representing 10% or more of revenue were Wintech and Chicony which accounted for approximately 59% and 18% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period. In the past, we have had significant customers decrease their demand for our solutions with little advance notice to us.  For example, GoPro, our largest OEM customer in fiscal year 2017, has recently used a competing solution in its mainstream cameras, which had a significantly negative impact on our revenue. Similarly, our customer DJI recently introduced UAVs incorporating competing solutions that have reduced, and will continue to reduce, DJI’s demand for our solutions. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced through sales to other customers in that market.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Availability of foundry capacity has in the recent past been limited due to strong demand. The ability of our foundry vendors to provide us with a product, which is solely sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors have provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup provider could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we utilize or may utilize, such as 10 or 7 nanometer, or nm. Accordingly, as we continue to develop solutions in advanced process nodes, we will be increasingly dependent upon such foundries. The unavailability of one or both of these foundries could significantly impact our ability to produce our new products or delay production, which would negatively impact our business.

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

Our failure to anticipate or timely develop new or enhanced solutions in response to technological shifts could result in decreased revenue and our competitors achieving design wins that we sought. In particular, we may experience difficulties with product design, development of new software, manufacturing, marketing or qualification that could delay or prevent our development, introduction or marketing of new or enhanced solutions. In addition, for some markets, such as the automotive OEM market, we expect that we will need to establish relationships with third-party suppliers or software providers in order to effectively market our solutions to end-customers. Failure to establish these relationships could harm our ability to achieve design wins. Delays in product development could impair our relationships with our customers and negatively impact sales of our solutions under development. Moreover, it is possible that our customers may develop their own product or adopt a competitor’s solution for products that they currently buy from us. If we fail to introduce new or enhanced solutions that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share, and our operating results will be adversely affected.

Achieving design wins is subject to lengthy competitive selection processes that require us to incur significant costs. Even if we begin a product design, a customer may decide to cancel or change its product plans, resulting in no revenue from such expenditures.

We are focused on selling our video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in emerging markets we intend to address such as the OEM automotive market, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process, and even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved certain design wins and projected substantial future revenue as a result of such design wins. Subsequently, based on factors outside of our control, the applicable end customers abruptly cancelled the projects, with no notice to us, resulting in a loss of projected revenue. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products. For example, GoPro and DJI have used competing solutions in recently introduced camera products, which has had a significant negative impact on our revenue.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, our revenue declined 23% in fiscal year 2019 compared to fiscal year 2018, and we incurred our first annual net losses since our initial public offering, or IPO, in 2012. For the three months ended April 30, 2019, our revenue declined 17% compared to the same period in fiscal year 2019, and we incurred net loss of $17.3 million. We may experience similar declines in the future, which would harm our operating results.

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

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 58%, 59% and 60% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2019, 2018 and 2017, respectively, and approximately 59% of our revenue was derived from sales through Wintech for the three months ended April 30, 2019. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2019, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In the past, we experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $295.4 million in fiscal year 2018 and to $227.8 million in fiscal year 2019, resulting in the first annual net losses since our IPO in 2012. For the three months ended April 30, 2019, our revenue declined 17% compared to the same period in fiscal year 2019 and we incurred net loss of $17.3 million. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $128.1 million, $115.5 million and $101.2 million in fiscal years 2019, 2018 and 2017, respectively. For the three months ended April 30, 2019, our research and development expense was $33.0 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10nm and 7nm, can cost significantly more than required to develop in larger process nodes, such as 28nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission, or the SEC, has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of the Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. While these requirements continue to be subject to administrative uncertainty, we have incurred, and may continue to incur, costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, on October 5, 2015 the Organization for Economic Co-operation and Development, or OECD, which represents a coalition of member countries, released its final reports from the BEPS Action Plans. The final reports include recommendations covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. These changes, which have been or are in the process of being adopted by numerous countries, could increase uncertainties and may adversely affect our provision for income taxes. In December, 2018, the Cayman Islands passed the International Tax Co-Operation (Economic Substance) Law, 2018. Effective as of January 1, 2019, the new legislation requires Cayman Islands companies carrying one or more relevant activity to maintain a substantial economic presence in the Cayman Islands. We are not able to determine the impact on our operations and net income as of the current period, as the legislation remains subject to further clarification and interpretation.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2020 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2020 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Changes in our United States federal income tax classification, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.

The Tax Act may have changed the consequences to U.S. shareholders that own, or are considered to own, as a result of the attribution rules, ten percent or more of the voting power or value of the stock of a non-U.S. corporation (a 10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations, or CFCs.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 87%, 79% and 73% of our total revenue in fiscal years 2019, 2018 and 2017, respectively. Sales to customers in Asia accounted for approximately 89% of our total revenue for the three months ended April 30, 2019. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of April 30, 2019, we had approximately $206.8 million in debt security investments. These investments consisted primarily of money market funds, certificates of deposit, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1(2)*	Description of Executive Bonus Plan for Fiscal Year 2020.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
(2)	Incorporated by reference to the Form 8-K filed on March 6, 2019.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

AMBARELLA, INC.

Date: June 7, 2019	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 7, 2019	By:	/s/ Kevin C. Eichler
Kevin C. Eichler
Chief Financial Officer