Form 10-Q
period 2019-07-31
AMBARELLA INC
filed 2019-09-06
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

The number of ordinary shares of the Registrant outstanding as of September 3, 2019 was 33,060,050 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31,	January 31,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$222,693	$194,047
Marketable debt securities	153,109	164,861
Accounts receivable, net	27,940	26,212
Inventories	17,376	18,252
Restricted cash	9	11
Prepaid expenses and other current assets	4,491	6,206
Total current assets	425,618	409,589
Property and equipment, net	6,105	6,728
Deferred tax assets, non-current	10,417	10,587
Intangible assets, net	9,008	10,936
Operating lease right-of-use assets, net	7,237	—
Goodwill	26,601	26,601
Other non-current assets	5,246	2,412
Total assets	$490,232	$466,853
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	18,912	12,801
Accrued and other current liabilities	24,432	24,700
Operating lease liabilities, current	2,260	—
Income taxes payable	1,083	993
Deferred revenue, current	553	529
Total current liabilities	47,240	39,023
Operating lease liabilities, non-current	5,100	—
Other long-term liabilities	9,431	8,341
Total liabilities	61,771	47,364
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2019 and January 31, 2019, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at July 31, 2019 and January 31, 2019, respectively; 33,033,619 shares issued and outstanding at July 31, 2019; 32,303,540 shares issued and outstanding at January 31, 2019	15	15
Additional paid-in capital	224,542	188,516
Accumulated other comprehensive income	545	97
Retained earnings	203,359	230,861
Total shareholders’ equity	428,461	419,489
Total liabilities and shareholders' equity	$490,232	$466,853

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue	$56,410	$62,474	$103,598	$119,412
Cost of revenue	23,973	24,461	43,308	46,507
Gross profit	32,437	38,013	60,290	72,905
Operating expenses:
Research and development	30,420	32,129	63,437	63,793
Selling, general and administrative	12,425	12,566	25,502	25,744
Total operating expenses	42,845	44,695	88,939	89,537
Loss from operations	(10,408)	(6,682)	(28,649)	(16,632)
Other income, net	2,195	732	4,391	1,524
Loss before income taxes	(8,213)	(5,950)	(24,258)	(15,108)
Provision for income taxes	1,978	927	3,244	1,775
Net loss	$(10,191)	$(6,877)	$(27,502)	$(16,883)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.31)	$(0.21)	$(0.84)	$(0.51)
Diluted	$(0.31)	$(0.21)	$(0.84)	$(0.51)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	32,860,974	33,219,152	32,676,509	33,276,976
Diluted	32,860,974	33,219,152	32,676,509	33,276,976

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net loss	$(10,191)	$(6,877)	$(27,502)	$(16,883)
Other comprehensive income, net of tax:
Unrealized gains on investments	194	178	448	68
Other comprehensive income, net of tax	194	178	448	68
Comprehensive loss	$(9,997)	$(6,699)	$(27,054)	$(16,815)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2019	32,303,540	$15	$188,516	$97	$230,861	$419,489
Issuance of shares through employee equity incentive plan	335,301	—	1,520	—	—	1,520
Issuance of shares through employee stock purchase plan	99,759	—	3,063	—	—	3,063
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,423	—	—	15,423
Net unrealized gains on investments - net of taxes	—	—	—	254	—	254
Net loss	—	—	—	—	(17,311)	(17,311)
Balance--April 30, 2019	32,738,600	15	208,522	351	213,550	422,438
Issuance of shares through employee equity incentive plan	295,019	—	988	—	—	988
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,032	—	—	15,032
Net unrealized gains on investments - net of taxes	—	—	—	194	—	194
Net loss	—	—	—	—	(10,191)	(10,191)
Balance--July 31, 2019	33,033,619	$15	$224,542	$545	$203,359	$428,461

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2018	33,489,614	$15	$221,186	$(279)	$261,265	$482,187
Cumulative effect of change in accounting principle	—	—	—	—	43	43
Issuance of shares through employee equity incentive plan	272,723	—	305	—	—	305
Issuance of shares through employee stock purchase plan	71,415	—	2,818	—	—	2,818
Stock repurchase	(437,448)	—	(20,624)	—	—	(20,624)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	14,195	—	—	14,195
Net unrealized losses on investments - net of taxes	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	(10,006)	(10,006)
Balance--April 30, 2018	33,396,304	15	217,880	(389)	251,302	468,808
Issuance of shares through employee equity incentive plan	373,126	—	642	—	—	642
Stock repurchase	(1,119,193)	—	(44,989)	—	—	(44,989)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,130	—	—	15,130
Net unrealized gains on investments - net of taxes	—	—	—	178	—	178
Net loss	—	—	—	—	(6,877)	(6,877)
Balance--July 31, 2018	32,650,237	$15	$188,663	$(211)	$244,425	$432,892

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(27,502)	$(16,883)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,439	3,565
Amortization/accretion of marketable debt securities	(696)	(106)
Stock-based compensation	32,660	29,325
Other non-cash items, net	87	200
Changes in operating assets and liabilities:
Accounts receivable	(1,728)	2,287
Inventories	876	(7,404)
Prepaid expenses and other current assets	1,541	1,318
Deferred tax assets	170	(118)
Other assets	(2,834)	(279)
Accounts payable	6,111	3,566
Accrued liabilities	(288)	(9,054)
Income taxes payable	90	(412)
Deferred revenue	24	318
Lease Liabilities	(1,454)	—
Other long-term liabilities	923	654
Net cash provided by operating activities	13,419	6,977
Cash flows from investing activities:
Purchase of investments	(91,143)	(39,639)
Sales of investments	32,573	15,120
Maturities of investments	71,395	31,750
Purchase of property and equipment	(954)	(1,977)
Net cash provided by investing activities	11,871	5,254
Cash flows from financing activities:
Stock repurchase	—	(65,614)
Proceeds from exercise of stock options and employee stock purchase plan	5,429	3,672
Payment for intangible asset	(2,075)	(1,672)
Net cash provided by (used in) financing activities	3,354	(63,614)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,644	(51,383)
Cash, cash equivalents and restricted cash at beginning of period	194,058	346,681
Cash, cash equivalents and restricted cash at end of period	$222,702	$295,298
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,283	$1,009
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to intangible and fixed assets additions	$347	$286

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. In order to limit the exposure of each investment, the cash equivalents and marketable debt securities consist primarily of money market funds, asset-backed securities, commercial paper, U.S. government securities and debt securities of corporations which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of July 31, 2019 and January 31, 2019, the restricted cash was immaterial. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	July 31, 2019	January 31, 2019	July 31, 2018	January 31, 2018
	(in thousands)
Cash and cash equivalents	$222,693	$194,047	$295,289	$346,672
Restricted cash	9	11	9	9
Total as presented in the consolidated statements of cash flows	$222,702	$194,058	$295,298	$346,681

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and six months ended July 31, 2019 and 2018, respectively.

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

Revenue Recognition

Effective February 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers. As a result, the Company recognizes product revenue upon shipment and transfer of control to distributors (known as “sell-in” revenue recognition) rather than shipment to the end customers (known as “sell-through” revenue recognition) based on its estimate of the consideration it expects to receive. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three and six months ended July 31, 2019 and 2018, respectively.

The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract liabilities are primarily related to the portion of transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. These contract liabilities are expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the three and six months ended July 31, 2019 and 2018, the Company did not recognize any material revenue adjustment related to performance obligations satisfied in prior periods released from these contract liabilities. As of July 31, 2019 and January 31, 2019, the contract liabilities were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of July 31, 2019 and January 31, 2019, respectively.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment and tools and allocation of facility costs, net of any research and development grants. As of July 31, 2019, there was approximately $1.2 million of grants recorded in prepaid expenses and other current assets and approximately $2.8 million of grants recorded in other non-current assets in the condensed consolidated balance sheets.

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

	As of July 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$17,409	$—	$—	$17,409
Commercial paper	59,934	—	—	59,934
Corporate bonds	96,237	525	(4)	96,758
Asset-backed securities	14,460	42	(2)	14,500
U.S. government securities	19,744	2	(18)	19,728
Total cash equivalents and marketable debt securities	$207,784	$569	$(24)	$208,329

	As of January 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,914	$—	$—	$8,914
Certificates of Deposit	7,012	—	—	7,012
Commercial paper	68,233	—	—	68,233
Corporate bonds	87,250	170	(60)	87,360
Asset-backed securities	11,607	3	(6)	11,604
U.S. government securities	21,993	3	(13)	21,983
Total cash equivalents and marketable debt securities	$205,009	$176	$(79)	$205,106

	As of
	July 31, 2019	January 31, 2019
	(in thousands)
Included in cash equivalents	$55,220	$40,245
Included in marketable debt securities	153,109	164,861
Total cash equivalents and marketable debt securities	$208,329	$205,106

The contractual maturities of the investments at July 31, 2019 and January 31, 2019 were as follows:

	As of
	July 31, 2019	January 31, 2019
	(in thousands)
Due within one year	$155,351	$151,991
Due within one to three years	52,978	53,115
Total cash equivalents and marketable debt securities	$208,329	$205,106

The unrealized losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of July 31, 2019 and January 31, 2019, respectively.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of July 31, 2019 and January 31, 2019:

	As of July 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$17,409	$17,409	$—	$—
Commercial paper	59,934	—	59,934	—
Corporate bonds	96,758	—	96,758	—
Asset-backed securities	14,500	—	14,500	—
U.S. government securities	19,728	—	19,728	—
Total cash equivalents and marketable debt securities	$208,329	$17,409	$190,920	$—

	As of January 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,914	$8,914	$—	$—
Certificates of Deposit	7,012	7,012	—	—
Commercial paper	68,233	—	68,233	—
Corporate bonds	87,360	—	87,360	—
Asset-backed securities	11,604	—	11,604	—
U.S. government securities	21,983	—	21,983	—
Total cash equivalents and marketable debt securities	$205,106	$15,926	$189,180	$—

3. Inventories

Inventories at July 31, 2019 and January 31, 2019 consisted of the following:

	As of
	July 31, 2019	January 31, 2019
	(in thousands)
Work-in-progress	$9,854	$9,430
Finished goods	7,522	8,822
Total	$17,376	$18,252

4. Property and Equipment, Net

Depreciation expense was approximately $0.7 million and $0.6 million for the three months ended July 31, 2019 and 2018, respectively. Depreciation expense was approximately $1.4 million and $1.3 million for the six months ended July 31, 2019 and 2018, respectively.  Property and equipment at July 31, 2019 and January 31, 2019 consisted of the following:

	As of
	July 31, 2019	January 31, 2019
	(in thousands)
Computer equipment and software	$9,641	$9,098
Machinery and equipment	6,098	5,659
Furniture and fixtures	969	969
Leasehold improvements	2,343	2,331
Construction in progress	50	330
	19,101	18,387
Less: accumulated depreciation and amortization	(12,996)	(11,659)
Total property and equipment, net	$6,105	$6,728

5. Intangible Assets

Intangible assets primarily consist of $4.1 million of in-process research and development (“IPR&D”) from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $4.9 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of July 31, 2019 and January 31, 2019, there was no IPR&D amortized, respectively. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of July 31, 2019 and January 31, 2019, $3.3 million and $4.9 million was recorded in accrued and other current liabilities, respectively, and $0.5 million and $0.3 million was recorded in other long-term liabilities, respectively, in the condensed consolidated balance sheets.

The carrying amounts of intangible assets as of July 31, 2019 and January 31, 2019 were as follows:

	As of July 31, 2019			As of January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software licenses	15,104	(10,196)	4,908	14,448	(7,612)	6,836
Total acquired intangible assets	$19,204	$(10,196)	$9,008	$18,548	$(7,612)	$10,936

The amortization expense related to these software licenses was approximately $1.3 million and $1.2 million for the three months ended July 31, 2019 and 2018, respectively. The amortization expense related to these software licenses was approximately $2.6 million and $2.3 million for the six months ended July 31, 2019 and 2018, respectively. The estimated future amortization expense of these software licenses as of July 31, 2019 is as follows:

As of
July 31, 2019
Fiscal Year	(in thousands)
2020 (6 months remaining)	$2,629
2021	1,911
2022	368
2023	—
2024	—
Thereafter	—
Total future amortization expenses:	$4,908

IPR&D is required to be tested for impairment at least annually in the fourth fiscal quarter or sooner whenever events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the three and six months ended July 31, 2019 and 2018, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at July 31, 2019 and January 31, 2019 consisted of the following:

	As of
	July 31, 2019	January 31, 2019
	(in thousands)
Accrued employee compensation	$12,705	$10,645
Accrued rebates	302	311
Accrued product development costs	6,156	6,393
Software license liabilities, current	3,317	4,879
Other accrued liabilities	1,952	2,472
Total accrued and other current liabilities	$24,432	$24,700

7. Leases

The Company has entered into operating leases for its worldwide office buildings and research and development facilities. The leases expire at various dates through fiscal year 2028, some of which include options to extend the lease for up to 3 years. For the three and six months ended July 31, 2019, the Company recorded approximately $0.7 million and $1.5 million of operating lease expense, respectively. The Company's short-term leases and finance leases are immaterial.

The cumulative effect of the changes made to the condensed consolidated balance sheet as of February 1, 2019 for the adoption of ASC 842 was as follows:

	Balance as of		Opening Balance as of
	January 31, 2019	Adjustment	February 1, 2019
	(in thousands)
Operating lease right-of-use assets	$—	$8,581	$8,581
Prepaid expenses and other current assets	$6,206	$(174)	$6,032
Accrued and other current liabilities	$24,700	$(279)	$24,421
Operating lease liabilities, current	$—	$2,534	$2,534
Operating lease liabilities, non-current	$—	$6,152	$6,152

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
	July 31, 2019	July 31, 2019
	(in thousands)
Cash paid for operating leases included in operating cash flows	$727	$1,454
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$63	$128

As of July 31, 2019, the weighted average remaining lease term is 4.15 years, and the weighted average discount rate is 5.00 percent. Future minimum lease payments for the operating lease liabilities are as follows:

As of
July 31, 2019
Fiscal Year	(in thousands)
2020 (6 months remaining)	$1,346
2021	2,143
2022	1,783
2023	1,566
2024	491
Thereafter	514
Total future annual minimum lease payments	7,843
Less: interest	(483)
Total lease liabilities	$7,360

Prior to the adoption of the new leases guidance, future minimum undiscounted lease payments as of January 31, 2019 were as follows:

As of
January 31, 2019
Fiscal Year	(in thousands)
2020	$2,592
2021	1,040
2022	356
2023	143
2024	147
Thereafter	576
Total future annual minimum lease payments	$4,854

The increased liabilities as a result of the adoption of ASC 842 were attributable to a renewal option reasonably certain to be exercised.

In August 2019, the Company entered into several lease agreements for its office facilities. See Note 15, "Subsequent Events" in the Notes to Condensed Consolidated Financial Statements for more details about the lease liabilities.

8. Other Long-Term Liabilities

Other long-term liabilities at July 31, 2019 and January 31, 2019 consisted of the following:

	As of
	July 31, 2019	January 31, 2019
	(in thousands)
Unrecognized tax benefits, including interest	$7,654	$6,732
Deferred tax liabilities, non-current	1,293	1,293
Software license liabilities, non-current	478	310
Other long-term liabilities	6	6
Total other long-term liabilities	$9,431	$8,341

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively.

Ordinary shares

As of July 31, 2019 and January 31, 2019, a total of 200,000,000 ordinary shares were authorized.

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

As of July 31, 2019 and January 31, 2019, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	July 31, 2019	January 31, 2019
Shares reserved for options, restricted stock and restricted stock units under EIP	6,738,993	5,915,654
Shares reserved for ESPP	2,137,609	1,833,574

Shares repurchased

On June 4, 2018, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s ordinary shares over a twelve-month period through June 4, 2019. On May 29, 2019, the Company’s Board of Directors authorized an additional repurchase of up to $50.0 million of the Company’s ordinary shares commencing immediately through June 30, 2020. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were no shares repurchased during the three and six months ended July 31, 2019, respectively. As of July 31, 2019, there was $50.0 million available for repurchases through June 30, 2020.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation:
Cost of revenue	$320	$317	$587	$632
Research and development	10,501	9,367	20,705	18,127
Selling, general and administrative	5,379	5,446	11,368	10,566
Total stock-based compensation	$16,200	$15,130	$32,660	$29,325

During the three and six months ended July 31, 2019, approximately $1.2 million and $2.2 million of stock-based compensation expense was accrued in the accrued and other current liabilities in the condensed consolidated balance sheets, respectively. As of July 31, 2019, total unrecognized compensation cost related to unvested stock options was $3.8 million and is expected to be recognized over a weighted-average period of 2.55 years. Total unrecognized compensation cost related to unvested restricted stock units was $96.2 million and is expected to be recognized over a weighted-average period of 2.42 years. Total unrecognized compensation cost related to unvested restricted stock awards was $0.1 million and is expected to be recognized over a weighted-average period of 0.13 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Stock Options:
Volatility	52%	55%	52%	55%
Risk-free interest rate	1.95%	2.77%	2.31%	2.73%
Expected term (years)	6.09	5.38	5.95	5.36
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	—	—	48%	46%
Risk-free interest rate	—	—	2.52%	1.95%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2019	1,459,064	$28.31
Granted	28,300	41.07	$21.00
Exercised	(163,886)	15.30		$4,493
Forfeited	(11,508)	45.29
Expired	(9,045)	56.55
Outstanding at July 31, 2019	1,302,925	29.87			4.31	$30,053
Exercisable at July 31, 2019	1,130,044	$27.35			3.64	$29,049

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on July 31, 2019 was $49.95, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated by the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2019	2,395,516	$48.49
Granted	455,822	47.47
Vested	(506,269)	52.59
Forfeited	(47,522)	51.49
Unvested at July 31, 2019	2,297,547	$47.32

As of July 31, 2019, the aggregate intrinsic value of unvested restricted stock and restricted stock units was $114.8 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net loss	$(10,191)	$(6,877)	$(27,502)	$(16,883)
Denominator:
Weighted-average ordinary shares - basic	32,860,974	33,219,152	32,676,509	33,276,976
Weighted-average ordinary shares - diluted	32,860,974	33,219,152	32,676,509	33,276,976
Net loss per ordinary share:
Basic	$(0.31)	$(0.21)	$(0.84)	$(0.51)
Diluted	$(0.31)	$(0.21)	$(0.84)	$(0.51)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Options to purchase ordinary shares	968,274	1,077,045	985,667	1,134,670
Restricted stock and restricted stock units	984,234	1,245,210	955,195	1,120,654
Employee stock purchase plan	2,472	7,202	9,971	23,542
	1,954,980	2,329,457	1,950,833	2,278,866

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Loss before income taxes	$(8,213)	$(5,950)	$(24,258)	$(15,108)
Provision for income taxes	1,978	927	3,244	1,775
Effective tax rate	(24.1)%	(15.6)%	(13.4)%	(11.7)%

The income tax expense increased for the three and six months ended July 31, 2019, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in non-deductible stock-based compensation, as well as a decrease in the proportion of profits generated in lower tax jurisdictions and losses incurred in jurisdictions for which the Company was not able to recognize the related tax benefit.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2019, the gross amount of unrecognized tax benefits was approximately $38.7 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, the United States Tax Court issued a decision (“Tax Court Decision”) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (“Ninth Circuit”). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion (“Altera Ninth Circuit Panel Opinion”) that reversed the Tax Court Decision. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. The Company will continue to monitor the future developments and potential impacts on its consolidated financial statements.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. As of July 31, 2019 and January 31, 2019, total manufacturing purchase commitments were approximately $41.3 million and $28.2 million, respectively. The increased purchase commitments are associated with inventory requirements during the rest of the current fiscal year.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of July 31, 2019 and January 31, 2019, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Taiwan	$30,981	$39,144	$58,581	$72,350
Asia Pacific	17,246	18,045	31,734	34,401
Europe	4,101	2,875	7,584	7,457
North America other than United States	3,001	1,503	3,884	3,509
United States	1,081	907	1,815	1,695
Total revenue	$56,410	$62,474	$103,598	$119,412

As of July 31, 2019, substantially all of the Company’s property and equipment, net, was located in the United States, Asia Pacific region and Europe with approximate net amounts of $1.9 million, $2.9 million and $1.3 million, respectively. As of January 31, 2019, the net amount of these fixed assets located in these regions was approximately $2.1 million, $3.2 million and $1.4 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 54.9% and 20.5% of total revenue for the three months ended July 31, 2019, respectively, and accounted for approximately 56.5% and 19.1% of total revenue for the six months ended July 31, 2019, respectively. The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 62.7% and 15.0% of total revenue for the three months ended July 31, 2018, respectively, and accounted for approximately 60.6% and 13.2% of total revenue for the six months ended July 31, 2018, respectively. Accounts receivable with Wintech and Chicony were approximately $9.3 million and $11.7 million as of July 31, 2019, respectively. Accounts receivable with Wintech and Chicony were approximately $14.3 million and $6.9 million as of January 31, 2019, respectively.

15. Subsequent Events

In August 2019, the Company entered into an agreement to extend the lease of its current headquarters facility comprised of 47,015 square feet located in Santa Clara, California for a term of 63 months from June 1, 2020 through August 31, 2025. The Company will also lease an additional 11,722 square feet of office space at the same location from January 1, 2021 through August 31, 2025.

In addition, the Company entered into a new lease agreement for its Shanghai office facility comprised of approximately 20,602 square feet for a period of two years from December 1, 2019 to November 30, 2021.

Lastly, the Company’s subsidiary VisLab S.r.l. entered into an obligation to build an office facility in Parma, Italy which the company will lease for 35 years after construction.

The total estimated future undiscounted cash payments were approximately $9.4 million for the Santa Clara leases, $1.5 million for Shanghai office lease and $2.4 million for Parma obligation.

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

Over the last several years, we have been expanding our development efforts on computer vision technology that we believe complements our image processing and video compression technology, and builds a foundation to address significant opportunities in AI and CV applications for a variety of markets. We believe that enhanced computer vision functionality is critical both to our current video markets, such as IP security camera, as well as future markets such as automotive original equipment manufacturer, or OEM, cameras for advanced driving assistance systems, or ADAS, and autonomous vehicles, and robotics. Our recent development efforts have focused on creating advanced computer vision algorithms and high-performance, low-power hardware platforms to enhance processing acceleration, which we refer to as our CVflow architecture. We believe that the integration of our proprietary highly-optimized AI computer vision technology with our video processor provides an optimized CV platform. In 2017, we introduced our first computer vision semiconductor chip, the CV1 SoC. In 2018, we introduced three new computer vision-based SoCs to enable our customers to develop intelligent camera systems for a variety of markets at different feature levels.

Our revenue over the last three years has been generated primarily from sales of our SoC solutions for incorporation into specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras, IP security cameras and cameras incorporated into unmanned aerial vehicles, or UAVs or drones. Our revenue from several of these markets, however, has recently experienced significant declines.  As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, as well as emerging markets such as the OEM automotive and robotics markets.  We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets, such as the OEM automotive and robotics markets.

We sell our SoC solutions to leading original design manufacturers, or ODMs, and OEMs globally, and in the automotive market, we also sell to Tier-1 suppliers to OEMs. We refer to ODMs and Tier-1 automotive suppliers as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content in wearable cameras, automotive cameras, Internet Protocol, or IP, security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs or drones, and virtual reality cameras, also referred to as 360° cameras. We also recently introduced, and continue to develop solutions to address emerging markets, such as the incorporation of computer vision functionalities for AI-enabled security cameras, AI-based driving applications, including auto-parking, driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, OEM automotive ADAS applications and robotics markets.

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

Financial Highlights and Trends

•

We recorded revenue of $56.4 million and $103.6 million for the three and six months ended July 31, 2019, respectively. This represented decreases of 9.7% and 13.2% for the three and six months ended July 31, 2019, respectively, as compared to the same periods in the prior fiscal year. The decreases in revenue were primarily attributable to lower revenue from consumer camera markets, including sports camera, non-sports wearable camera, virtual reality, and drone markets. The decreases were also attributable to lower revenue from automotive markets, principally the video recorder market, caused by a significant slowdown in the automotive industry and promotional activity in fiscal year 2019 from a large automotive customer that did not recur in the current fiscal year. The decreased revenue was partially offset by increased revenue in the consumer IP security camera market, led by home security and monitoring market in the North America region.  In the professional IP security camera market, a significant growth in the China and Europe regions, and initial ramps of our computer vision-based solutions in the North America region, resulted in significant revenue increase in the second fiscal quarter of fiscal year 2020. In the sports camera market, incorporation of our solutions into newly launched sports camera products from Dajiang Innovation Technology Inc., or DJI, partially offset revenue loss from sales of our solutions to GoPro, Inc. or GoPro.

•

We recorded operating losses of $10.4 million and $28.6 million for the three and six months ended July 31, 2019, respectively, as compared to operating losses of $6.7 million and $16.6 million for the three and six months ended July 31, 2018, respectively. The increased operating losses were primarily due to decreased revenue and gross margin. Operating expenses increased, primarily in support of new applications for the automotive markets as well as the development of computer vision-based solutions, but were more than offset by the recognition of approximately $3.2 million of research and development grants from a foreign government during the three months ended July 31, 2019. The increase in expenses related primarily to increased engineering headcount and increased stock-based compensation expense.

•

We generated cash flows from operating activities of $13.4 million for the six months ended July 31, 2019, as compared to $7.0 million for the six months ended July 31, 2018. The increased cash flows from operating activities were primarily due to decreased inventory purchases as a result of decreased revenue and increased liabilities associated with the timing of payments to suppliers. The increased cash flows were partially offset by a larger net loss, increased non-cash expenses, decreased cash receipts associated with the timing of payments from customers, and increased purchases of other assets.

•

Effective February 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases. Under this new guidance, we recognize leases as right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. As of July 31, 2019, there were approximately $7.2 million of ROU assets, net of amortization expense, and $7.4 million of lease liabilities recorded in the condensed consolidated balance sheets. For the three and six months ended July 31, 2019, there was approximately $0.7 million and $1.5 million of lease expense, respectively, recorded in the condensed consolidated statements of operations.

•

On May 29, 2019, the Company’s Board of Directors authorized an additional repurchase of up to $50.0 million of the Company’s ordinary shares commencing immediately through June 30, 2020. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were no shares repurchased for the three and six months ended July 31, 2019, respectively. As of July 31, 2019, $50.0 million was available for repurchases through June 30, 2020.

Factors Affecting Our Performance

Ability to Capitalize on Computer Vision Trends. We expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, automotive, robotics, and UAV markets. As a result, we believe that our ability to develop advanced AI computer vision technology, enable and support customer product development in emerging applications, such as ADAS, advanced blind spot detection, object detection, people recognition, retail analytics, and machine learning, and gain customer acceptance of our technology platform and solutions, will be critical to our future success. Moreover, achieving design wins, particularly for computer vision-centric applications in the IP security, automotive and robotics markets, is vital to our ability to generate revenue growth. As such, we closely monitor design wins by customer and end market. However, a design win may not successfully materialize into revenue, and even if it does result in revenue, the amount generated by each design win can vary significantly.

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

Sales Volume. A typical design win that successfully launches into the marketplace can generate a wide range of sales volumes for our solutions, depending on the end market demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including the reputation of the end customer, market penetration, product capabilities, size of the end market that the product addresses, our end customers’ ability to sell their products, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products. In certain cases, we may provide volume discounts on sales of our solutions, which may be offset by lower manufacturing costs related to higher volumes. In general, our customers with greater market penetration and better branding tend to develop products that generate larger volumes over the product life cycle.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue	$56,410	$62,474	$103,598	$119,412
Cost of revenue	23,973	24,461	43,308	46,507
Gross profit	32,437	38,013	60,290	72,905
Operating expenses:
Research and development	30,420	32,129	63,437	63,793
Selling, general and administrative	12,425	12,566	25,502	25,744
Total operating expenses	42,845	44,695	88,939	89,537
Loss from operations	(10,408)	(6,682)	(28,649)	(16,632)
Other income, net	2,195	732	4,391	1,524
Loss before income taxes	(8,213)	(5,950)	(24,258)	(15,108)
Provision for income taxes	1,978	927	3,244	1,775
Net loss	$(10,191)	$(6,877)	$(27,502)	$(16,883)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	42	39	42	39
Gross profit	58	61	58	61
Operating expenses:
Research and development	54	51	61	53
Selling, general and administrative	22	20	25	22
Total operating expenses	76	71	86	75
Loss from operations	(18)	(10)	(28)	(14)
Other income, net	4	1	4	1
Loss before income taxes	(14)	(9)	(24)	(13)
Provision for income taxes	4	2	3	1
Net loss	(18)%	(11)%	(27)%	(14)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IP security OEMs, IP security ODMs, OEM automotive or Tier-1 automotive suppliers, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these camera markets, in particular the IP security camera market, to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging computer vision applications in the IP security, OEM automotive, and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

We have historically experienced seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being the highest revenue quarter. This fluctuation has been driven primarily by increased sales in IP security and consumer camera markets as our customers build inventories in preparation for the holiday shopping season. Due to experienced declines in demand for our solutions in several consumer camera markets, including wearable camera, virtual reality and drone markets, the seasonal impact on quarterly revenue may not be as significant as in prior years. More generally, our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, cost of fabrication of mask sets for prototype products, and allocated depreciation and facility expenses, net of any research and development grants. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of computer vision technology, especially for the OEM automotive market.

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

Other Income, Net

Other income, net, consists primarily of interest and other income from debt security investments and cash deposits with financial institutions.

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

Comparison of the Three and Six Months Ended July 31, 2019 and 2018

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$56,410	$62,474	$(6,064)	(9.7)%	$103,598	$119,412	$(15,814)	(13.2)%

The decreases in revenue for the three and six months ended July 31, 2019, as compared to the same periods in the prior fiscal year, were primarily attributable to lower revenue from consumer camera markets, including sports camera, non-sports wearable camera, virtual reality, and drone markets. The decreases were also attributable to lower revenue from automotive markets, principally the video recorder market, caused by a significant slowdown in the automotive industry and promotional activity in fiscal year 2019 from a large automotive customer that did not recur in the current fiscal year. The decreased revenue was partially offset by increased revenue in the consumer IP security camera market, led by home security and monitoring market in the North America region.  In the professional IP security camera market, a significant growth in the China and Europe regions, and initial ramps of our computer vision-based solutions in the North America region, resulted in significant revenue increase in the second fiscal quarter of fiscal year 2020. In the sports camera market, incorporation of our solutions into newly launched sports camera products from Dajiang Innovation Technology Inc., or DJI, partially offset revenue loss from sales of our solutions to GoPro, Inc. or GoPro.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$23,973	$24,461	$(488)	(2.0)%	$43,308	$46,507	$(3,199)	(6.9)%
Gross profit	32,437	38,013	(5,576)	(14.7)%	60,290	72,905	(12,615)	(17.3)%
Gross margin	57.5%	60.8%	—	(3.3)%	58.2%	61.1%	—	(2.9)%

Cost of revenue decreased for the three and six months ended July 31, 2019, as compared to the same periods in the prior fiscal year, primarily due to decreased revenue in the sports camera, wearable camera, drone and automotive camera markets. The decrease in cost of revenue was partially offset by increased shipments of SoCs for the IP security camera markets.

Gross margin decreased for the three and six months ended July 31, 2019, as compared to the same periods in the prior fiscal year, primarily due to an increase in the percentage of our total revenue that was derived from the lower gross margin IP security camera markets combined with the decline in revenue from the higher gross margin sports camera, drone and automotive OEM markets. The decreased gross margin was also attributable to rising tariffs that had great impact on our customers’ ability to sell their products incorporating our higher gross margin devices and increased costs to accelerate orders as a result of increased geopolitical challenges from our supply-chain.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$30,420	$32,129	$(1,709)	(5.3)%	$63,437	$63,793	$(356)	(0.6)%

Research and development expense decreased for the three and six months ended July 31, 2019, as compared to the same periods in the prior fiscal year, primarily due to approximately $3.2 million of research and development grants from a foreign government. The decrease was partially offset by increased salary-related and employee benefit expenses as a result of increased headcount, issuance of stock and bonus program. Our engineering headcount increased to 559 at July 31, 2019 compared to 547 at July 31, 2018. For the three and six months ended July 31, 2019, salary-related expenses increased by approximately $0.5 million and $1.4 million, respectively, and employee benefit expense increased by approximately $0.7 million and $1.4 million, respectively. The SoC development cost was relatively flat for the three and six months ended July 31, 2019, respectively, as compared to the same periods in the prior fiscal year, due to the timing and number of chips in development.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$12,425	$12,566	$(141)	(1.1)%	$25,502	$25,744	$(242)	(0.9)%

Selling, general and administrative expense was relatively flat for the three months ended July 31, 2019, as compared to the same period in the prior fiscal year. The decreased selling, general and administrative expense for the six months ended July 31, 2019, as compared to the same period in the prior fiscal year, was primarily attributable to approximately $0.8 million less expenditures on outside professional services, which was partially offset by approximately $0.9 million of additional salary-related and employee benefit expenses.

Other Income, Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Other income, net	$2,195	$732	$1,463	199.9%	$4,391	$1,524	$2,867	188.1%

The increase in other income, net, for the three and six months ended July 31, 2019, as compared to the same periods in the prior fiscal year, was primarily due to aggregate increases of approximately $1.3 million and $2.5 million, respectively, in interest and other income from our deposits and debt security investments. The increases were primarily the result of larger invested balances, higher interest rate and debt securities purchased at discounts.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,978	$927	$1,051	113.4%	$3,244	$1,775	$1,469	82.8%
Effective tax rate	(24.1)%	(15.6)%	—	(8.5)%	(13.4)%	(11.7)%	—	(1.7)%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The increase in income tax expense for the three and six months ended July 31, 2019, respectively, as compared to the same periods in the prior fiscal year, was primarily due to an increase in non-deductible stock-based compensation, as well as a decrease in the proportion of profits generated in lower-tax jurisdictions and losses incurred in jurisdictions for which the Company was not able to recognize a related tax benefit.

Liquidity and Capital Resources

As of July 31, 2019 and January 31, 2019, we had cash, cash equivalents and marketable debt securities of approximately $375.8 million and $358.9 million, respectively.  We invest in highly liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of July 31, 2019, these securities had a fair value of approximately $208.3 million with insignificant unrealized losses caused by fluctuations in market value.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$13,419	$6,977
Net cash provided by investing activities	11,871	5,254
Net cash provided by (used in) financing activities	3,354	(63,614)
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,644	$(51,383)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the six months ended July 31, 2019, as compared to the same period in the prior fiscal year, primarily due to decreased inventory purchases as a result of decreased revenue and increased liabilities associated with the timing of payments to suppliers. The increased cash flows were partially offset by a larger net loss, increased non-cash expenses, decreased cash receipts associated with the timing of payments from customers, and increased purchases of other assets.

Net Cash Provided by Investing Activities

Net cash provided by investing activities increased for the six months ended July 31, 2019, as compared to the same period in the prior fiscal year, primarily due to an additional $57.1 million in cash receipts from the sale and maturity of debt securities, which was partially offset by approximately $51.5 million of additional investments in debt securities. The increase was also attributable to approximately $1.0 million smaller expenditure on property and equipment purchases.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased for the six months ended July 31, 2019, as compared to the same period in the prior fiscal year, primarily due to $65.6 million of cash used for the repurchasing of our ordinary shares under the stock repurchase program during the six months ended July 31, 2018 that was not incurred during the six months ended July 31, 2019. The increase was also attributable to approximately $1.8 million of additional cash proceeds from option exercises and employee stock purchase withholding. The increase was partially offset by additional payments of approximately $0.4 million in cash for intangible assets purchased in fiscal year 2020.

Operating and Capital Expenditure Requirements

As of July 31, 2019, we had cash, cash equivalents and marketable debt securities of approximately $375.8 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of July 31, 2019, we had purchase obligations with our independent contract manufacturers of $41.3 million.

Leases

The Company adopted ASC 842, Leases on February 1, 2019. As a result, the contractual obligations related to future lease payments are reflected on the condensed consolidated balance sheets as lease liabilities as of July 31, 2019. See Note 7, "Leases" in the Notes to Condensed Consolidated Financial Statements for more details about the lease liabilities.

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

Off-Balance Sheet Arrangements

As of July 31, 2019, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2019 and January 31, 2019, we had cash, cash equivalents, marketable debt securities and restricted cash totaling $375.8 million and $358.9 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable securities consist primarily of investments in debt securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be significantly harmed. We often incur significant expenditures developing a new SoC solution without any assurance that any OEM will select our solution for design into its own product. We anticipate that it will take longer and require more resources and greater expenditures to achieve design wins, and likely take longer to generate revenue from such design wins in the new markets we are targeting, such as the OEM automotive and robotics markets, than our current markets. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM.

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

General trade tensions between the United States and China have been escalating in 2018 and 2019, which has, in our view, created and will continue to create an uncertain business environment. While tariffs and other retaliatory trade measures have not yet had a significant impact on our business or results of operations, we cannot predict future developments. In particular, if additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. For example, if trade restrictions were placed on a significant customer, such as our China IP security customers, affecting our ability to do business with them, it would likely have a material adverse effect on our business and financial condition.  In addition, H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019, which was recently enacted into law, may negatively impact our two largest China IP security customers and decrease their demand for our solutions, although we cannot yet predict the longer term impact on our business. Similarly, changes in export classification requirements, such as those proposed by U.S. Congress, could impact our ability to supply our solutions to certain companies or in certain countries.  Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications or trade restrictions. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers, which could have a material adverse effect on our business and financial condition.

Our primary inventory warehouse is located in Hong Kong and may be affected by recent political, social and economic conditions in Hong Kong.

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or logistic partners. Hong Kong has recently experienced significant political unrest and social strife, including protests that resulted in the closing of the Hong Kong international airport on August 12, 2019. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners. While we are taking measures to attempt to maintain the continuity of our product delivery operations notwithstanding the impact on the use of our Hong Kong facility of the continued or deteriorating conditions in Hong Kong or other future unforeseen problems there, we cannot ensure that these measures will be successful in eliminating disruptions in our business.

If we fail to penetrate new markets, our revenue and financial condition could be harmed.

In the past several years, a substantial portion of our revenue was generated from sales of our SoCs to OEMs and ODMs of HD video cameras, including IP security cameras, wearable cameras and UAVs. Our revenue from several of these markets, however, has recently experienced significant declines. As a result, we believe that our future revenue growth, if any, will significantly depend on our ability to expand within the camera markets with our video and image processing SoC solutions, particularly in the professional IP security and home security and monitoring camera markets, as well as emerging markets such as the OEM automotive and robotics markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. For example, computer vision functionality has become an increasingly important requirement in many of our current and future markets, including the automotive, IP security camera and robotics markets.  As a result, we believe that our ability to develop advanced computer vision technology and gain customer acceptance of our technology is critical to our future success and our efforts to develop such technology that gains market acceptance may not be successful. Development of products to address new markets, such as the OEM automotive and robotics markets, could negatively impact our ability to develop new products for our current markets, which may harm our financial condition, particularly in the near term. In addition, we anticipate that as we continue to move into new markets, such as the OEM automotive and robotics markets, we will likely face competition from larger competitors with greater resources and more history in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully with our solutions, our revenue could decline, and our financial condition will be negatively impacted. Moreover, if we are successful in achieving design wins in these new markets, it will likely take longer to generate revenue from such design wins than in our current markets.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2019, the customers representing 10% or more of our revenue were Wintech Microelectronics Co., Ltd., or Wintech, the Company’s distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 58% and 16% of total revenue, respectively. For the six months ended July 31, 2019, the customers representing 10% or more of revenue were Wintech and Chicony which accounted for approximately 57% and 19% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period. In the past, we have had significant customers decrease their demand for our solutions with little advance notice to us.  For example, GoPro, our largest OEM customer in fiscal year 2017, has recently used a competing solution in its mainstream cameras, which had a significantly negative impact on our revenue. Similarly, our customer DJI recently introduced UAVs incorporating competing solutions that have reduced, and will continue to reduce, DJI’s demand for our solutions. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced through sales to other customers in that market.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, our revenue declined 23% in fiscal year 2019 compared to fiscal year 2018, and we incurred our first annual net losses since our initial public offering, or IPO, in 2012. For the six months ended July 31, 2019, our revenue declined 13% compared to the same period in fiscal year 2019, and we incurred net loss of $27.5 million. We may experience similar declines in the future, which would harm our operating results.

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

We currently derive substantially all of our revenue from the sale of a relatively small number of our video and image processing SoCs for use in a relatively small number of camera markets and we expect to do so for the next several years. As a result, continued market adoption of our SoC solutions in these camera markets is critical to our future success. If demand for our SoC solutions were to decline, or demand for products incorporating our solutions declines, or does not grow as expected, our revenue would decline and our business would be harmed.

A substantial portion of our revenue is processed through a single distributor and the loss of this distributor may cause disruptions in our shipments, which may adversely affect our operations and financial condition.

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 58%, 59% and 60% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2019, 2018 and 2017, respectively, and approximately 57% of our revenue was derived from sales through Wintech for the six months ended July 31, 2019. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. Our current agreement with Wintech is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In the past, we experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $295.4 million in fiscal year 2018 and to $227.8 million in fiscal year 2019, resulting in the first annual net losses since our IPO in 2012. For the six months ended July 31, 2019, our revenue declined 13% compared to the same period in fiscal year 2019 and we incurred net loss of $27.5 million. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $128.1 million, $115.5 million and $101.2 million in fiscal years 2019, 2018 and 2017, respectively. For the six months ended July 31, 2019, our research and development expense was $63.4 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10nm and 7nm, can cost significantly more than required to develop in larger process nodes, such as 28nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. We must export our products in compliance with U.S. export controls, including the Commerce Department’s Export Administration Regulations. We may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm both our international and domestic sales and adversely affect our revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

Compliance with export and import regulations have not had a significant impact on our business to date, but changes in our products or changes in export, import and economic sanctions laws and regulations may delay our introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. Any change in export or import regulations or legislation, shift or change in enforcement, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.  In such event, our business and results of operations could be adversely affected.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, on October 5, 2015 the Organization for Economic Co-operation and Development, or OECD, which represents a coalition of member countries, released its final reports from the BEPS Action Plans. The final reports include recommendations covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. These changes, which have been or are in the process of being adopted by numerous countries, could increase uncertainties and may adversely affect our provision for income taxes. In December, 2018, the Cayman Islands passed the International Tax Co-Operation (Economic Substance) Law, 2018. Effective as of January 1, 2019, the new legislation requires Cayman Islands companies carrying one or more relevant activity to maintain a substantial economic presence in the Cayman Islands. This legislation may require us to make changes to the activities we carry on in the Cayman Islands, which could increase our cost of operations, and we could be subject to penalties for lack of compliance. We are not able to determine the impact on our operations and net income as of the current period, as the legislation remains subject to further clarification and interpretation.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 87%, 79% and 73% of our total revenue in fiscal years 2019, 2018 and 2017, respectively. Sales to customers in Asia accounted for approximately 87% of our total revenue for the six months ended July 31, 2019. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of July 31, 2019, we had approximately $208.3 million in debt security investments. These investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1+	Amendment to Sales Representative Agreement by and between Ambarella, Inc. and WT Microelectronics Co., Ltd. dated as of June 1, 2019.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
+

Certain portions of this exhibit (indicated by "[*]") have been omitted as Registrant determined the omitted information (i) is not material and (ii) would be competitively harmful to Registrant if publicly disclosed.

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

AMBARELLA, INC.

Date: September 6, 2019	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 6, 2019	By:	/s/ Kevin C. Eichler
Kevin C. Eichler
Chief Financial Officer