Form 10-Q
period 2019-10-31
AMBARELLA INC
filed 2019-12-06
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

The number of ordinary shares of the Registrant outstanding as of December 2, 2019 was 33,544,802 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31,	January 31,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$252,310	$194,047
Marketable debt securities	148,481	164,861
Accounts receivable, net	21,609	26,212
Inventories	19,845	18,252
Restricted cash	9	11
Prepaid expenses and other current assets	5,174	6,206
Total current assets	447,428	409,589
Property and equipment, net	5,927	6,728
Deferred tax assets, non-current	10,320	10,587
Intangible assets, net	8,232	10,936
Operating lease right-of-use assets, net	10,595	—
Goodwill	26,601	26,601
Other non-current assets	5,386	2,412
Total assets	$514,489	$466,853
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	18,697	12,801
Accrued and other current liabilities	28,447	24,700
Operating lease liabilities, current	2,161	—
Income taxes payable	955	993
Deferred revenue, current	545	529
Total current liabilities	50,805	39,023
Operating lease liabilities, non-current	8,519	—
Other long-term liabilities	9,925	8,341
Total liabilities	69,249	47,364
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2019 and January 31, 2019, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at October 31, 2019 and January 31, 2019, respectively; 33,540,324 shares issued and outstanding at October 31, 2019; 32,303,540 shares issued and outstanding at January 31, 2019	15	15
Additional paid-in capital	245,490	188,516
Accumulated other comprehensive income	685	97
Retained earnings	199,050	230,861
Total shareholders’ equity	445,240	419,489
Total liabilities and shareholders' equity	$514,489	$466,853

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue	$67,922	$57,286	$171,520	$176,698
Cost of revenue	28,819	22,701	72,127	69,208
Gross profit	39,103	34,585	99,393	107,490
Operating expenses:
Research and development	32,480	31,653	95,917	95,446
Selling, general and administrative	13,791	12,354	39,293	38,098
Total operating expenses	46,271	44,007	135,210	133,544
Loss from operations	(7,168)	(9,422)	(35,817)	(26,054)
Other income, net	1,917	993	6,308	2,517
Loss before income taxes	(5,251)	(8,429)	(29,509)	(23,537)
Provision (benefit) for income taxes	(942)	592	2,302	2,367
Net loss	$(4,309)	$(9,021)	$(31,811)	$(25,904)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.13)	$(0.28)	$(0.97)	$(0.79)
Diluted	$(0.13)	$(0.28)	$(0.97)	$(0.79)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	33,304,171	32,171,890	32,885,729	32,908,614
Diluted	33,304,171	32,171,890	32,885,729	32,908,614

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net loss	$(4,309)	$(9,021)	$(31,811)	$(25,904)
Other comprehensive income, net of tax:
Net unrealized gains on investments	140	26	588	94
Other comprehensive income, net of tax	140	26	588	94
Comprehensive loss	$(4,169)	$(8,995)	$(31,223)	$(25,810)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2019	32,303,540	$15	$188,516	$97	$230,861	$419,489
Issuance of shares through employee equity incentive plan	335,301	—	1,520	—	—	1,520
Issuance of shares through employee stock purchase plan	99,759	—	3,063	—	—	3,063
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,423	—	—	15,423
Net unrealized gains on investments - net of taxes	—	—	—	254	—	254
Net loss	—	—	—	—	(17,311)	(17,311)
Balance--April 30, 2019	32,738,600	$15	$208,522	$351	$213,550	$422,438
Issuance of shares through employee equity incentive plan	295,019	—	988	—	—	988
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,032	—	—	15,032
Net unrealized gains on investments - net of taxes	—	—	—	194	—	194
Net loss	—	—	—	—	(10,191)	(10,191)
Balance--July 31, 2019	33,033,619	$15	$224,542	$545	$203,359	$428,461
Issuance of shares through employee equity incentive plan	428,600	—	2,711	—	—	2,711
Issuance of shares through employee stock purchase plan	78,105	—	2,904	—	—	2,904
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,333	—	—	15,333
Net unrealized gains on investments - net of taxes	—	—	—	140	—	140
Net loss	—	—	—	—	(4,309)	(4,309)
Balance--October 31, 2019	33,540,324	$15	$245,490	$685	$199,050	$445,240

	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2018	33,489,614	$15	$221,186	$(279)	$261,265	$482,187
Cumulative effect of change in accounting principle	—	—	—	—	43	43
Issuance of shares through employee equity incentive plan	272,723	—	305	—	—	305
Issuance of shares through employee stock purchase plan	71,415	—	2,818	—	—	2,818
Stock repurchase	(437,448)	—	(20,624)	—	—	(20,624)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	14,195	—	—	14,195
Net unrealized losses on investments - net of taxes	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	(10,006)	(10,006)
Balance--April 30, 2018	33,396,304	$15	$217,880	$(389)	$251,302	$468,808
Issuance of shares through employee equity incentive plan	373,126	—	642	—	—	642
Stock repurchase	(1,119,193)	—	(44,989)	—	—	(44,989)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,130	—	—	15,130
Net unrealized gains on investments - net of taxes	—	—	—	178	—	178
Net loss	—	—	—	—	(6,877)	(6,877)
Balance--July 31, 2018	32,650,237	$15	$188,663	$(211)	$244,425	$432,892
Issuance of shares through employee equity incentive plan	249,002	—	117	—	—	117
Issuance of shares through employee stock purchase plan	75,472	—	2,318	—	—	2,318
Stock repurchase	(825,191)	$(1)	(30,804)	—	—	(30,805)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,612	—	—	15,612
Net unrealized gains on investments - net of taxes	—	—	—	26	—	26
Net loss	—	—	—	—	(9,021)	(9,021)
Balance--October 31, 2018	32,149,520	$14	$175,906	$(185)	$235,404	$411,139

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(31,811)	$(25,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,231	5,355
Amortization/accretion of marketable debt securities	(879)	(311)
Stock-based compensation	49,968	44,937
Other non-cash items, net	87	358
Changes in operating assets and liabilities:
Accounts receivable	4,603	(1,123)
Inventories	(1,593)	55
Prepaid expenses and other current assets	857	700
Deferred tax assets	267	(285)
Other assets	(2,974)	(213)
Accounts payable	5,896	(8,681)
Accrued liabilities	3,658	(5,192)
Income taxes payable	(38)	(181)
Deferred revenue	16	140
Lease Liabilities	(2,238)	—
Other long-term liabilities	1,234	843
Net cash provided by operating activities	35,284	10,498
Cash flows from investing activities:
Purchase of investments	(160,988)	(139,816)
Sales of investments	72,773	50,618
Maturities of investments	105,995	40,928
Purchase of property and equipment	(1,425)	(2,380)
Net cash provided by (used in) investing activities	16,355	(50,650)
Cash flows from financing activities:
Stock repurchase	—	(96,419)
Proceeds from exercise of stock options and employee stock purchase plan	9,552	4,722
Payment for intangible asset	(2,930)	(2,483)
Net cash provided by (used in) financing activities	6,622	(94,180)
Net increase (decrease) in cash, cash equivalents and restricted cash	58,261	(134,332)
Cash, cash equivalents and restricted cash at beginning of period	194,058	346,681
Cash, cash equivalents and restricted cash at end of period	$252,319	$212,349
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,664	$1,263
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to intangible and fixed assets additions	$618	$299

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the “Company”) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power, high-definition (HD) and Ultra HD video compression and image processing solutions, and computer vision solutions. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrated high-definition video processing, image processing, analysis, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption. Currently the Company is combining advanced computer vision technology with its state-of-the-art video to enable the next generation of intelligent cameras, advanced driver assistance systems (ADAS), electronic mirror, drive recorder, driver/cabin monitoring, autonomous driving and other robotic applications.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of October 31, 2019 and January 31, 2019, the restricted cash was immaterial. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	October 31, 2019	January 31, 2019	October 31, 2018	January 31, 2018
	(in thousands)
Cash and cash equivalents	$252,310	$194,047	$212,338	$346,672
Restricted cash	9	11	11	9
Total as presented in the consolidated statements of cash flows	$252,319	$194,058	$212,349	$346,681

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and nine months ended October 31, 2019 and 2018, respectively.

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

Leases

Effective February 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, using the alternative transition method with an adjustment to the opening balance in the period of adoption without adjustment of comparative period financial statements. Under this new guidance, the Company recognizes leases as right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the other available practical expedients, and has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases and not to reassess the following for existing leases as of February 1, 2019: (i) whether contracts are or contain leases, (ii) lease classification, and (iii) initial direct costs. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU and liability calculation if it is reasonably certain that the Company will exercise the option. As of February 1, 2019, the Company recognized approximately $8.6 million of ROU assets, net of previously recognized prepaid rent and accrued liabilities, and corresponding lease liabilities of $8.7 million. The Company's finance leases are immaterial as of October 31, 2019 and February 1, 2019, respectively.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three and nine months ended October 31, 2019 and 2018, respectively.

The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract liabilities are primarily related to the portion of transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. These contract liabilities are expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the three and nine months ended October 31, 2019 and 2018, the Company did not recognize any material revenue adjustment related to performance obligations satisfied in prior periods released from these contract liabilities. As of October 31, 2019 and January 31, 2019, the contract liabilities were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of October 31, 2019 and January 31, 2019, respectively.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment and tools and allocation of facility costs, net of any research and development grants. As of October 31, 2019, there was approximately $1.2 million of grants recorded in prepaid expenses and other current assets and approximately $2.9 million of grants recorded in other non-current assets in the condensed consolidated balance sheets.

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

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer. Under this new guidance, share-based payment award issued to a customer should be recorded as a reduction of the transaction price in revenue with an amount measured under the grant-date fair value of the award. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the income statement. The award is measured and classified under ASC 718 for its entire life, unless the award is modified after it vests and the grantee is no longer a customer. The new guidance is effective for public entities that have adopted ASU 2018-07 in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of this new guidance will have an impact on its consolidated financial statements.

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

	As of October 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$23,595	$—	$—	$23,595
Commercial paper	66,320	—	—	66,320
Corporate bonds	85,890	617	(12)	86,495
Asset-backed securities	16,516	43	(6)	16,553
U.S. government securities	16,823	43	—	16,866
Total cash equivalents and marketable debt securities	$209,144	$703	$(18)	$209,829

	As of January 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,914	$—	$—	$8,914
Certificates of Deposit	7,012	—	—	7,012
Commercial paper	68,233	—	—	68,233
Corporate bonds	87,250	170	(60)	87,360
Asset-backed securities	11,607	3	(6)	11,604
U.S. government securities	21,993	3	(13)	21,983
Total cash equivalents and marketable debt securities	$205,009	$176	$(79)	$205,106

	As of
	October 31, 2019	January 31, 2019
	(in thousands)
Included in cash equivalents	$61,348	$40,245
Included in marketable debt securities	148,481	164,861
Total cash equivalents and marketable debt securities	$209,829	$205,106

The contractual maturities of the investments at October 31, 2019 and January 31, 2019 were as follows:

	As of
	October 31, 2019	January 31, 2019
	(in thousands)
Due within one year	$153,433	$151,991
Due within one to three years	56,396	53,115
Total cash equivalents and marketable debt securities	$209,829	$205,106

The unrealized losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of October 31, 2019 and January 31, 2019, respectively.

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of October 31, 2019 and January 31, 2019:

	As of October 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$23,595	$23,595	$—	$—
Commercial paper	66,320	—	66,320	—
Corporate bonds	86,495	—	86,495	—
Asset-backed securities	16,553	—	16,553	—
U.S. government securities	16,866	—	16,866	—
Total cash equivalents and marketable debt securities	$209,829	$23,595	$186,234	$—

	As of January 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,914	$8,914	$—	$—
Certificates of Deposit	7,012	7,012	—	—
Commercial paper	68,233	—	68,233	—
Corporate bonds	87,360	—	87,360	—
Asset-backed securities	11,604	—	11,604	—
U.S. government securities	21,983	—	21,983	—
Total cash equivalents and marketable debt securities	$205,106	$15,926	$189,180	$—

3. Inventories

Inventories at October 31, 2019 and January 31, 2019 consisted of the following:

	As of
	October 31, 2019	January 31, 2019
	(in thousands)
Work-in-progress	$11,830	$9,430
Finished goods	8,015	8,822
Total	$19,845	$18,252

4. Property and Equipment, Net

Depreciation expense was approximately $0.7 million and $0.6 million for the three months ended October 31, 2019 and 2018, respectively. Depreciation expense was approximately $2.1 million and $1.9 million for the nine months ended October 31, 2019 and 2018, respectively.  Property and equipment at October 31, 2019 and January 31, 2019 consisted of the following:

	As of
	October 31, 2019	January 31, 2019
	(in thousands)
Computer equipment and software	$10,095	$9,098
Machinery and equipment	6,162	5,659
Furniture and fixtures	969	969
Leasehold improvements	2,345	2,331
Construction in progress	49	330
	19,620	18,387
Less: accumulated depreciation and amortization	(13,693)	(11,659)
Total property and equipment, net	$5,927	$6,728

5. Intangible Assets, Net

Intangible assets primarily consist of $4.1 million of in-process research and development (“IPR&D”) from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $4.1 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of October 31, 2019 and January 31, 2019, there was no IPR&D amortized, respectively. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of October 31, 2019 and January 31, 2019, $2.8 million and $4.9 million was recorded in accrued and other current liabilities, respectively, and $0.7 million and $0.3 million was recorded in other long-term liabilities, respectively, in the condensed consolidated balance sheets.

The carrying amounts of intangible assets as of October 31, 2019 and January 31, 2019 were as follows:

	As of October 31, 2019			As of January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software licenses	15,654	(11,522)	4,132	14,448	(7,612)	6,836
Total acquired intangible assets	$19,754	$(11,522)	$8,232	$18,548	$(7,612)	$10,936

The amortization expense related to these software licenses was approximately $1.3 million and $1.2 million for the three months ended October 31, 2019 and 2018, respectively. The amortization expense related to these software licenses was approximately $3.9 million and $3.5 million for the nine months ended October 31, 2019 and 2018, respectively. The estimated future amortization expense of these software licenses as of October 31, 2019 is as follows:

As of
October 31, 2019
Fiscal Year	(in thousands)
2020 (3 months remaining)	$1,359
2021	2,099
2022	552
2023	122
2024	—
Thereafter	—
Total future amortization expenses:	$4,132

IPR&D is required to be tested for impairment at least annually in the fourth fiscal quarter or sooner whenever events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the three and nine months ended October 31, 2019 and 2018, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at October 31, 2019 and January 31, 2019 consisted of the following:

	As of
	October 31, 2019	January 31, 2019
	(in thousands)
Accrued employee compensation	$14,982	$10,645
Accrued rebates	247	311
Accrued product development costs	8,017	6,393
Software license liabilities, current	2,839	4,879
Other accrued liabilities	2,362	2,472
Total accrued and other current liabilities	$28,447	$24,700

7. Leases

The Company has entered into various operating leases for its worldwide office buildings and research and development facilities. During the three months ended October 31, 2019, the Company exercised the renewal option to extend its U.S. office lease for a period of 63 months beginning from June 1, 2020 through August 31, 2025 and renewed its Shanghai office lease for another two years beginning from December 1, 2019 to November 30, 2021. The Company accounted these two renewed contracts as lease modifications and recorded an increase to the operating lease right-of-use assets and corresponding operating lease liabilities by approximately $4.0 million, respectively, in the condensed consolidated balance sheets.

The Company also signed a separate lease for additional space for its U.S. office for a period of 56 months beginning from January 1, 2021 through August 31, 2025 and will record it in the balance sheet upon commencement date on January 1, 2021. The total estimated future undiscounted cash payments for this lease are approximately $1.7 million.

In August 2019, VisLab, a wholly-owned subsidiary, was granted a land lease for 35 years with an obligation to construct a building on the land in line with architectural requirements from the lessor in Parma, Italy (“Parma lease”). The Company will be responsible for the costs of construction and occupy the building after completion of construction for the remainder of the lease term. At the end of the lease, the land together with the building and all of the improvements will revert to the lessor. The Parma lease will be recorded in the balance sheet upon completion of the building construction, which is expected to be two years after the lease inception date. Any payments made prior to completion of construction will be recorded as prepayments of the lease in other non-current assets in the condensed consolidated balance sheets. The total estimated future undiscounted cash payments are approximately $2.2 million, of which $1.8 million will be paid in the first two years and the remaining balance of $0.4 million will be paid over the remainder of the lease term.

For the three and nine months ended October 31, 2019, the Company recorded approximately $0.7 million and $2.2 million of operating lease expense, respectively. The Company's short-term leases and finance leases are immaterial as of October 31, 2019.

The cumulative effect of the changes made to the condensed consolidated balance sheet as of February 1, 2019 for the adoption of ASC 842 was as follows:

	Balance as of		Opening Balance as of
	January 31, 2019	Adjustment	February 1, 2019
	(in thousands)
Operating lease right-of-use assets	$—	$8,581	$8,581
Prepaid expenses and other current assets	$6,206	$(174)	$6,032
Accrued and other current liabilities	$24,700	$(279)	$24,421
Operating lease liabilities, current	$—	$2,534	$2,534
Operating lease liabilities, non-current	$—	$6,152	$6,152

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2019	October 31, 2019
	(in thousands)
Cash paid for operating leases included in operating cash flows	$784	$2,238
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$82	$210
Leased assets obtained in exchange for operating lease liabilities arising from lease modifications	$4,021	$4,021

As of October 31, 2019, the weighted average remaining lease term is 5.17 years, and the weighted average discount rate is 4.43 percent. Future minimum lease payments for the lease liabilities, excluding the additional space for the U.S. office and the Parma lease described above, are as follows:

As of
October 31, 2019
Fiscal Year	(in thousands)
2020 (3 months remaining)	$633
2021	2,487
2022	2,353
2023	1,644
2024	1,693
Thereafter	2,947
Total future annual minimum lease payments	11,757
Less: interest	(1,077)
Total lease liabilities	$10,680

Prior to the adoption of the new leases guidance, future minimum undiscounted lease payments as of January 31, 2019 were as follows:

As of
January 31, 2019
Fiscal Year	(in thousands)
2020	$2,592
2021	1,040
2022	356
2023	143
2024	147
Thereafter	576
Total future annual minimum lease payments	$4,854

           The increased liabilities, as compared to the minimum lease payments as of January 31, 2019, were primarily attributable to a renewal option exercised and lease modifications during the nine months ended October 31, 2019.

8. Other Long-Term Liabilities

Other long-term liabilities at October 31, 2019 and January 31, 2019 consisted of the following:

	As of
	October 31, 2019	January 31, 2019
	(in thousands)
Unrecognized tax benefits, including interest	$7,872	$6,732
Deferred tax liabilities, non-current	1,293	1,293
Software license liabilities, non-current	660	310
Other long-term liabilities	100	6
Total other long-term liabilities	$9,925	$8,341

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively.

Ordinary shares

As of October 31, 2019 and January 31, 2019, a total of 200,000,000 ordinary shares were authorized.

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

As of October 31, 2019 and January 31, 2019, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	October 31, 2019	January 31, 2019
Shares reserved for options, restricted stock and restricted stock units under EIP	6,310,393	5,915,654
Shares reserved for ESPP	2,059,504	1,833,574

Shares repurchased

On June 4, 2018, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s ordinary shares over a twelve-month period through June 4, 2019. On May 29, 2019, the Company’s Board of Directors authorized an additional repurchase of up to $50.0 million of the Company’s ordinary shares commencing immediately through June 30, 2020. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were no shares repurchased during the three and nine months ended October 31, 2019, respectively. As of October 31, 2019, there was $50.0 million available for repurchases through June 30, 2020.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation:
Cost of revenue	$335	$310	$922	$942
Research and development	10,601	9,720	31,306	27,847
Selling, general and administrative	6,372	5,582	17,740	16,148
Total stock-based compensation	$17,308	$15,612	$49,968	$44,937

During the three and nine months ended October 31, 2019, approximately $2.0 million and $4.2 million of stock-based compensation expense was accrued in the accrued and other current liabilities in the condensed consolidated balance sheets, respectively. As of October 31, 2019, total unrecognized compensation cost related to unvested stock options was $4.1 million and is expected to be recognized over a weighted-average period of 2.61 years. Total unrecognized compensation cost related to unvested restricted stock units was $128.2 million and is expected to be recognized over a weighted-average period of 2.68 years. All restricted stock awards were fully vested as of October 31, 2019.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Stock Options:
Volatility	52%	53%	52%	54%
Risk-free interest rate	1.39%	2.78%	1.84%	2.75%
Expected term (years)	6.09	5.45	6.02	5.40
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	46%	44%	47%	45%
Risk-free interest rate	1.93%	2.35%	2.23%	2.15%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2019	1,459,064	$28.31
Granted	57,350	49.79	$25.06
Exercised	(338,289)	15.43		$12,054
Forfeited	(13,306)	45.65
Expired	(9,751)	55.95
Outstanding at October 31, 2019	1,155,068	32.71			4.54	$26,387
Exercisable at October 31, 2019	981,191	$29.94			3.80	$25,280

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on October 31, 2019 was $52.63, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated by the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2019	2,395,516	$48.49
Granted	1,296,053	54.48
Vested	(775,893)	51.41
Forfeited	(80,496)	55.50
Unvested at October 31, 2019	2,835,180	$50.23

As of October 31, 2019, the aggregate intrinsic value of unvested restricted stock units was $149.2 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net loss	$(4,309)	$(9,021)	$(31,811)	$(25,904)
Denominator:
Weighted-average ordinary shares - basic	33,304,171	32,171,890	32,885,729	32,908,614
Weighted-average ordinary shares - diluted	33,304,171	32,171,890	32,885,729	32,908,614
Net loss per ordinary share:
Basic	$(0.13)	$(0.28)	$(0.97)	$(0.79)
Diluted	$(0.13)	$(0.28)	$(0.97)	$(0.79)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Options to purchase ordinary shares	873,515	1,247,117	948,283	1,172,152
Restricted stock and restricted stock units	1,675,570	2,243,272	1,195,320	1,494,860
Employee stock purchase plan	13,672	58,530	11,204	35,204
	2,562,757	3,548,919	2,154,807	2,702,216

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Loss before income taxes	$(5,251)	$(8,429)	$(29,509)	$(23,537)
Provision (benefit) for income taxes	(942)	592	2,302	2,367
Effective tax rate	17.9%	(7.0)%	(7.8%)	(10.1%)

The income tax expense decreased for the three and nine months ended October 31, 2019, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in tax benefits from excess stock-based compensation deductions, partially offset by a decrease in the proportion of profits generated in lower tax jurisdictions.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2019, the gross amount of unrecognized tax benefits was approximately $40.5 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, the United States Tax Court issued a decision (“Tax Court Decision”) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (“Ninth Circuit”). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion (“Altera Ninth Circuit Panel Opinion”) that reversed the Tax Court Decision. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit but was denied on November 12, 2019. The taxpayer may subsequently appeal from the Ninth Circuit to the Supreme Court. The Company will continue to monitor the future developments and potential impacts on its consolidated financial statements.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. As of October 31, 2019 and January 31, 2019, total manufacturing purchase commitments were approximately $27.6 million and $28.2 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of October 31, 2019 and January 31, 2019, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Taiwan	$42,986	$28,300	$101,567	$100,650
Asia Pacific	18,011	20,971	49,745	55,372
Europe	2,264	5,734	9,848	13,191
North America other than United States	2,804	1,531	6,688	5,040
United States	1,857	750	3,672	2,445
Total revenue	$67,922	$57,286	$171,520	$176,698

As of October 31, 2019, substantially all of the Company’s property and equipment, net, was located in the United States, Asia Pacific region and Europe with approximate net amounts of $1.8 million, $2.8 million and $1.3 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 63.2% and 15.7% of total revenue for the three months ended October 31, 2019, respectively, and accounted for approximately 59.2% and 17.8% of total revenue for the nine months ended October 31, 2019, respectively. The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 49.4% and 22.7% of total revenue for the three months ended October 31, 2018, respectively, and accounted for approximately 57.0% and 16.3% of total revenue for the nine months ended October 31, 2018, respectively. Accounts receivable with Wintech and Chicony were approximately $5.9 million and $10.7 million as of October 31, 2019, respectively. Accounts receivable with Wintech and Chicony were approximately $14.3 million and $6.9 million as of January 31, 2019, respectively.

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

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity and our ability to compete in such markets, our product strategy, our ability to develop and introduce new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our repurchase programs, our expectations about taxes and operating expenses, the availability of third-party components and economic and political conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the commercial success of our customers’ products; our growth strategy; fluctuations in our operating results; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate or seek to operate; our expectations regarding computer vision; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

Over the last several years, we have been expanding our development efforts on computer vision technology that we believe complements our image processing and video compression technology, and builds a foundation to address significant opportunities in AI and CV applications for a variety of markets. We believe that enhanced computer vision functionality is critical both to our current video markets, such as Internet Protocol, or IP, security camera, as well as future markets such as automotive original equipment manufacturer, or OEM, cameras for advanced driving assistance systems, or ADAS, and autonomous driving, and robotics. Our recent development efforts have focused on creating advanced computer vision algorithms and high-performance, low-power hardware platforms to enhance processing acceleration, which we refer to as our CVflow architecture. We believe that the integration of our proprietary highly-optimized AI computer vision technology with our video processor provides an optimized CV platform. In 2017, we introduced our first computer vision semiconductor chip, the CV1 SoC. In 2018, we introduced three new computer vision-based SoCs to enable our customers to develop intelligent camera systems for a variety of markets at different feature levels.

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

We sell our SoC solutions to leading original design manufacturers, or ODMs, and OEMs globally, and in the automotive market, we also sell to Tier-1 suppliers to OEMs. We refer to ODMs and Tier-1 automotive suppliers as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our solutions enable the creation of high-quality video content in wearable cameras, automotive cameras, IP security cameras, for both professional use and home security and monitoring, unmanned aerial vehicle cameras, also referred to as UAVs or drones, and virtual reality cameras, also referred to as 360° cameras. We also recently introduced, and continue to develop solutions to address emerging markets, such as the incorporation of computer vision functionalities for AI-enabled security cameras, AI-based driving applications, including auto-parking, driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, OEM automotive ADAS applications and robotics markets.

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

Financial Highlights and Trends

•

We recorded revenue of $67.9 million and $171.5 million for the three and nine months ended October 31, 2019, respectively. This represented an increase of 18.6% for the three months ended October 31, 2019 and a decrease of 2.9% for the nine months ended October 31, 2019, as compared to the same periods in the prior fiscal year. For the three months ended October 31, 2019, the increase in revenue was primarily attributable to higher revenue from professional IP security camera and consumer camera markets. In the professional IP security camera market, significant growth in the China region as a result of inventory build-up by our two largest China customers, and continued shipment of our computer vision-based solutions in the North America region, resulted in significant revenue growth in the third fiscal quarter of fiscal year 2020. In the consumer camera markets, revenue growth was primarily due to strong demand from action camera and drone markets in preparation for the holiday shopping season. The increase was also attributable to higher revenue from automotive camera markets, as a result of initial purchases of our computer vision-based solutions in the automotive aftermarket and a resumption of demand from the OEM video recorder market, principally in the China and Japan regions. The increased revenue was partially offset by decreased revenue in the consumer IP security camera and other consumer markets, including non-sports wearable camera and virtual reality markets. For the nine months ended October 31, 2019, the decrease in revenue was primarily attributable to lower revenue from consumer camera markets, including non-sports wearable camera, virtual reality, and drone markets. The decrease was also attributable to lower revenue from automotive markets, including the automotive aftermarket and OEM video recorder market, caused by a significant slowdown in the automotive industry in the first half of fiscal year 2020 and promotional activity in fiscal year 2019 from a large automotive customer that did not recur in the current fiscal year. The decreased revenue was partially offset by increased revenue in the consumer IP security camera market, led by the home security and monitoring market in the North America region, and the professional IP security camera market in the Asia and Europe regions. In the sports camera market, incorporation of our solutions into newly launched action camera products from Dajiang Innovation Technology Inc., or DJI, partially offset revenue loss from our sales to GoPro, Inc. or GoPro, for the nine months ended October 31, 2019.

•

We recorded operating losses of $7.2 million and $35.8 million for the three and nine months ended October 31, 2019, respectively, as compared to operating losses of $9.4 million and $26.1 million for the three and nine months ended October 31, 2018, respectively. The decreased operating losses for the three months ended October 31, 2019 were primarily due to increased revenue, partially offset by decreased gross margin and increased operating expenses. The increased operating losses for the nine months ended October 31, 2019 were primarily due to decreased revenue and gross margin and increased operating expenses. The increased operating expenses, primarily in support of new applications for the automotive markets as well as the development of computer vision-based solutions, were partially offset by the recognition of approximately $0.5 million and $3.7 million of research and development grants from a foreign government during the three and nine months ended October 31, 2019, respectively. The increase in expenses related primarily to increased engineering headcount and increased stock-based compensation expense.

•

We generated cash flows from operating activities of $35.3 million for the nine months ended October 31, 2019, as compared to $10.5 million for the nine months ended October 31, 2018. The increased cash flows from operating activities were primarily due to increased cash receipts associated with the timing of payments from customers, decreased inventory and other asset purchases, and increased liabilities associated with the timing of payments to suppliers.

•

Effective February 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases. Under this new guidance, we recognize leases as right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under the straight-line method through the lease term. As of October 31, 2019, there were approximately $10.6 million of ROU assets, net of amortization expense, and $10.7 million of lease liabilities recorded in the condensed consolidated balance sheets. For the three and nine months ended October 31, 2019, there was approximately $0.7 million and $2.2 million of lease expense, respectively, recorded in the condensed consolidated statements of operations.

•

During the three months ended October 31, 2019, we exercised the renewal option to extend our current U.S. office lease for a period of 63 months and renewed our Shanghai office lease for another two years. We also signed a separate lease for additional space for our U.S. office for a period of 56 months. In August 2019, our wholly-owned subsidiary VisLab S.r.l., or VisLab, was granted a land lease for 35 years with an obligation to construct a building on the land in Parma, Italy (“Parma lease”). We will be responsible for the costs of construction and occupy the building after completion of construction for the remainder of the lease term. At the end of the lease, the land together with the building and all of the improvements will revert to the lessor. The renewed leases for the current U.S. office and Shanghai office have been recorded in the condensed consolidated balance sheets, while the lease associated with the additional space for our U.S. office and the Parma lease will be recorded as right-of-use (“ROU”) assets and lease liabilities upon their respective lease commencement dates.  The total estimated future undiscounted cash payments are approximately $9.4 million for our U.S. office leases, $1.4 million for Shanghai office lease and $2.2 million for the Parma lease.

•

On May 29, 2019, our Board of Directors authorized an additional repurchase of up to $50.0 million of our ordinary shares through June 30, 2020. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. There were no shares repurchased for the three and nine months ended October 31, 2019, respectively. As of October 31, 2019, $50.0 million was available for repurchases through June 30, 2020.

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

Ability to Develop and Introduce New or Enhanced Solutions. We operate in a dynamic environment characterized by rapidly changing technologies and technological obsolescence. To compete successfully, we must design, develop, market and sell enhanced solutions with increased levels of performance and functionality that meet the expectations of our customers. As such, we continuously invest in our research and development projects, especially computer vision technologies. However, failure to  anticipate or timely develop new or enhanced solutions in response to technology shifts and trends could result in decreased revenue and our competitors achieving design wins we sought. Moreover, any reliability or quality problems with our solutions could harm our reputation, increase additional development and replacement costs, and prevent us from retaining existing customers and attracting new customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue	$67,922	$57,286	$171,520	$176,698
Cost of revenue	28,819	22,701	72,127	69,208
Gross profit	39,103	34,585	99,393	107,490
Operating expenses:
Research and development	32,480	31,653	95,917	95,446
Selling, general and administrative	13,791	12,354	39,293	38,098
Total operating expenses	46,271	44,007	135,210	133,544
Loss from operations	(7,168)	(9,422)	(35,817)	(26,054)
Other income, net	1,917	993	6,308	2,517
Loss before income taxes	(5,251)	(8,429)	(29,509)	(23,537)
Provision (benefit) for income taxes	(942)	592	2,302	2,367
Net loss	$(4,309)	$(9,021)	$(31,811)	$(25,904)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	42	40	42	39
Gross profit	58	60	58	61
Operating expenses:
Research and development	48	55	56	54
Selling, general and administrative	20	22	23	22
Total operating expenses	68	77	79	76
Loss from operations	(10)	(17)	(21)	(15)
Other income, net	3	2	4	1
Loss before income taxes	(7)	(15)	(17)	(14)
Provision (benefit) for income taxes	(1)	1	2	1
Net loss	(6)%	(16)%	(19)%	(15)%

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

Comparison of the Three and Nine Months Ended October 31, 2019 and 2018

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$67,922	$57,286	$10,636	18.6%	$171,520	$176,698	$(5,178)	(2.9)%

The increased revenue for the three months ended October 31, 2019, as compared to the same period in the prior fiscal year, was primarily attributable to higher revenue from professional IP security camera and consumer camera markets. In the professional IP security camera market, significant growth in the China region as a result of inventory build-up by our two largest China customers, and continued shipment of our computer vision-based solutions in the North America region, resulted in significant revenue growth in the third fiscal quarter of fiscal year 2020. In the consumer camera markets, revenue growth was primarily due to strong demand from action camera and drone markets in preparation for the holiday shopping season. The increase was also attributable to higher revenue from automotive camera markets, as a result of initial purchases of our computer vision-based solutions in the automotive aftermarket and a resumption of demand from the OEM video recorder market, principally in the China and Japan regions. The increased revenue was partially offset by decreased revenue in the consumer IP security camera and other consumer markets, including non-sports wearable camera and virtual reality markets.

The decreased revenue for the nine months ended October 31, 2019, as compared to the same period in the prior fiscal year, was primarily attributable to lower revenue from consumer camera markets, including non-sports wearable camera, virtual reality, and drone markets. The decrease was also attributable to lower revenue from automotive markets, including the automotive aftermarket and OEM video recorder market, caused by a significant slowdown in the automotive industry in the first half of fiscal year 2020 and promotional activity in fiscal year 2019 from a large automotive customer that did not recur in the current fiscal year. The decreased revenue was partially offset by increased revenue in the consumer IP security camera market, led by the home security and monitoring market in the North America region, and the professional IP security camera market in the Asia and Europe regions. In the sports camera market, incorporation of our solutions into newly launched action camera products from DJI partially offset revenue loss from our sales to GoPro for the nine months ended October 31, 2019.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$28,819	$22,701	$6,118	27.0%	$72,127	$69,208	$2,919	4.2%
Gross profit	39,103	34,585	4,518	13.1%	99,393	107,490	(8,097)	(7.5)%
Gross margin	57.6%	60.4%	—	(2.8)%	57.9%	60.8%	—	(2.9)%

Cost of revenue increased for the three months ended October 31, 2019, as compared to the same period in the prior fiscal year, primarily due to increased volume of SoC shipments associated with increased revenue for the professional IP security camera market, consumer markets, including sports camera and drone markets, as well as automotive camera markets.  Cost of revenue increased for the nine months ended October 31, 2019, as compared to the same period in the prior fiscal year, primarily due to increased volume of SoC shipments for the IP security camera markets, which were partially offset by decreased shipments of SoCs for the automotive camera markets.

Gross margin decreased for the three and nine months ended October 31, 2019, as compared to the same periods in the prior fiscal year, primarily due to a large percentage of our total revenue coming from the professional IP security camera market, which continued to have lower gross margins over the periods, principally in the China region. The decreased gross margin was partially offset by a shift in revenue composition to the higher gross margin automotive camera markets and consumer camera markets, including action camera and drone markets, for the three months ended October 31, 2019.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$32,480	$31,653	$827	2.6%	$95,917	$95,446	$471	0.5%

Research and development expense increased for the three and nine months ended October 31, 2019, as compared to the same periods in the prior fiscal year, primarily due to increased salary-related and employee benefit expenses as a result of increased headcount, issuances of stock and our annual employee bonus program. Our engineering headcount increased to 560 at October 31, 2019 compared to 552 at October 31, 2018. For the three and nine months ended October 31, 2019, salary-related expenses increased by approximately $0.7 million and $2.2 million, respectively, and employee benefit expenses increased by approximately $1.1 million and $2.5 million, respectively. The increases were partially offset by approximately $0.5 million and $3.7 million of research and development grants from a foreign government for the three and nine months ended October 31, 2019, respectively. SoC development costs also decreased by approximately $0.6 million and $0.5 million for the three and nine months ended October 31, 2019, respectively, as compared to the same periods in the prior fiscal year, due to project timing and number of chips in development.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$13,791	$12,354	$1,437	11.6%	$39,293	$38,098	$1,195	3.1%

Selling, general and administrative expense increased for the three and nine months ended October 31, 2019, as compared to the same periods in the prior fiscal year, primarily due to increased employee compensation expenses by approximately $1.3 million and $2.0 million, respectively, as a result of increased salary, issuances of stock and our annual employee bonus program. For the nine months ended October 31, 2019, the increase was partially offset by approximately $0.6 million less expenditures on professional services.

Other Income, Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Other income, net	$1,917	$993	$924	93.1%	$6,308	$2,517	$3,791	150.6%

The increase in other income, net, for the three and nine months ended October 31, 2019, as compared to the same periods in the prior fiscal year, was primarily due to aggregate increases of approximately $1.0 million and $3.6 million, respectively, in interest and other income from our deposits and debt security investments. The increases were primarily the result of larger invested balances and debt securities purchased at discounts.

Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(942)	$592	$(1,534)	(259.1)%	$2,302	$2,367	$(65)	(2.8)%
Effective tax rate	17.9%	(7.0)%	—	24.9%	(7.8)%	(10.1)%	—	2.3%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The decrease in income tax expense for the three and nine months ended October 31, 2019, respectively, as compared to the same periods in the prior fiscal year, was primarily due to an increase in tax benefits from excess stock-based compensation deductions, partially offset by a decrease in the proportion of profits generated in lower-tax jurisdictions.

Liquidity and Capital Resources

As of October 31, 2019 and January 31, 2019, we had cash, cash equivalents and marketable debt securities of approximately $400.8 million and $358.9 million, respectively.  We invest in highly liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of October 31, 2019, these securities had a fair value of approximately $209.8 million with insignificant unrealized losses caused by fluctuations in market value.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$35,284	$10,498
Net cash provided by (used in) investing activities	16,355	(50,650)
Net cash provided by (used in) financing activities	6,622	(94,180)
Net increase (decrease) in cash, cash equivalents and restricted cash	$58,261	$(134,332)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the nine months ended October 31, 2019, as compared to the same period in the prior fiscal year, primarily due to increased cash receipts associated with the timing of payments from customers, decreased inventory and other asset purchases, and increased liabilities associated with the timing of payments to suppliers.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased for the nine months ended October 31, 2019, as compared to the same period in the prior fiscal year, primarily due to an additional $87.2 million in cash receipts from the sale and maturity of debt securities, which was partially offset by approximately $21.2 million of additional investments in debt securities. The increase was also attributable to approximately $1.0 million reduction in expenditures on property and equipment purchases.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased for the nine months ended October 31, 2019, as compared to the same period in the prior fiscal year, primarily due to $96.4 million of cash used for the repurchasing of our ordinary shares under the stock repurchase program during the nine months ended October 31, 2018 that was not incurred during the nine months ended October 31, 2019. The increase was also attributable to approximately $4.8 million of additional cash proceeds from option exercises and employee stock purchase withholding. The increase was partially offset by additional payments of approximately $0.4 million in cash for intangible assets purchased in fiscal year 2020.

Operating and Capital Expenditure Requirements

As of October 31, 2019, we had cash, cash equivalents and marketable debt securities of approximately $400.8 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of October 31, 2019, we had purchase obligations with our independent contract manufacturers of $27.6 million.

Leases

The Company adopted ASC 842, Leases on February 1, 2019. As a result, the contractual obligations related to future lease payments are reflected on the condensed consolidated balance sheets as the lease liabilities. In August 2019, VisLab, our wholly-owned subsidiary, was granted a land lease for 35 years with an obligation to construct a building on the land in Parma, Italy. We will be responsible for the costs of construction and occupy the building after completion of construction for the remainder of the lease term. We also signed a separate lease for an additional space for our U.S. office for a period of 56 months. The lease associated with the additional space of our U.S. office and the Parma lease will be recorded as ROU assets and lease liabilities in the balance sheet upon their respective lease commencement dates.  The total estimated future undiscounted cash payments are approximately $1.7 million for the additional space for the U.S. office and $2.2 million for the Parma lease, of which $1.8 million will be paid in the first two years and the remaining balance of $0.4 million will be paid over the remainder of the lease term. See Note 7, "Leases" in the Notes to Condensed Consolidated Financial Statements for more details about these two lease liabilities.

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

Off-Balance Sheet Arrangements

As of October 31, 2019, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2019 and January 31, 2019, we had cash, cash equivalents, marketable debt securities and restricted cash totaling $400.8 million and $358.9 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be significantly harmed. We often incur significant expenditures developing a new SoC solution without any assurance that any OEM will select our solution for design into its own product. We anticipate that it will take longer and require more resources and greater expenditures to achieve design wins, and likely take longer to generate revenue from such design wins in the new markets we are targeting, such as the OEM automotive and robotics markets, than our current markets. In addition, trade tensions between the United States and China, as discussed in subsequent risk factors, may make it more difficult to secure future design wins with China customers. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM.

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, in the past we have secured design wins for camera products that were never commercially released by our customer as a result of factors beyond our control. If other products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer. For example, we have from time to time experienced declines in demand for our solutions in professional IP security, automotive and several consumer camera markets, including wearable cameras, virtual reality cameras and cameras incorporated into unmanned aerial vehicles, also referred to as UAVs or drones, which has negatively impacted our business.

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

Our ability to sell our products to several China customers has been restricted.

On October 9, 2019, our security camera customers Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, and Zhejiang Dahua Technology Co., Ltd., or Dahua, were added to the Entity List of the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, which imposes limitations on the supply of certain U.S. items to the listed entities. While the addition of Hikvision and Dahua to the Entity List negatively impacts our ability to ship items subject to BIS regulations, including US-produced SoC solutions, to these entities, we have determined that that we are able to ship some foreign-produced SoC products to the listed entities in compliance with applicable law. Notwithstanding our ability to continue to supply some SoC products to the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions to the U.S. government may take with respect to Hikvision and Dahua, or our other China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. We are unable to predict the duration of the restrictions imposed by the U.S. government in October 2019 or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

Global economic and political conditions, including possible trade tariffs and trade restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Beyond the BIS actions relating to Hikvision and Dahua, general trade tensions between the United States and China have been escalating, which has, in our view, created and will continue to create an uncertain business environment. If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019, which was recently enacted into law, may negatively impact our two largest China IP security customers and decrease their demand for our solutions. Similarly, changes in export classification requirements, such as those proposed by U.S. Congress, could impact our ability to supply our solutions to certain companies or in certain countries.  Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications or trade restrictions. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers, which could have a material adverse effect on our business and financial condition.

Our primary inventory warehouse is located in Hong Kong and may be affected by recent political, social and economic conditions in Hong Kong.

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or logistic partners. Hong Kong has recently experienced significant political unrest and social strife, including protests that resulted in the closing of the Hong Kong international airport on August 12, 2019 for two days. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners. While we are taking measures to attempt to maintain the continuity of our product delivery operations notwithstanding the impact on the use of our Hong Kong facility of the continued or deteriorating conditions in Hong Kong or other future unforeseen problems there, we cannot ensure that these measures will be successful in eliminating disruptions in our business.

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

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions, adverse changes in our product order mix and fluctuating demand for our customers’ products. For example, higher than normal customer inventory levels of our products has in the past impacted our revenue and it may occur again. For example, we recently experienced increased demand for our products from Hikvision and Dahua, which may result in higher than normal inventory levels of our products at these customers and result in reduced demand for our products from these customers in future periods as the customers exhaust their inventory. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2019, the customers representing 10% or more of our revenue were Wintech Microelectronics Co., Ltd., or Wintech, the Company’s distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 58% and 16% of total revenue, respectively. For the nine months ended October 31, 2019, the customers representing 10% or more of revenue were Wintech and Chicony which accounted for approximately 59% and 18% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period. In the past, we have had significant customers decrease their demand for our solutions with little advance notice to us.  For example, GoPro, our largest OEM customer in fiscal year 2017, has recently used a competing solution in its mainstream cameras, which had a significantly negative impact on our revenue. Similarly, our customer DJI recently introduced UAVs incorporating competing solutions that have reduced, and will continue to reduce, DJI’s demand for our solutions. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced through sales to other customers in that market.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The ability of our foundry vendors to provide us with a product, which is solely sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors have provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Moreover, availability of foundry capacity at our primary foundry vendor has tightened recently, which could limit the volume of products we can produce and/or delay production of new products, both of which would negatively impact our business and operations. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup provider could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we utilize or may utilize, such as 10 or 7 nanometer, or nm. Accordingly, as we continue to develop solutions in advanced process nodes, we will be increasingly dependent upon such foundries. The unavailability of one or both of these foundries could significantly impact our ability to produce our new products or delay production, which would negatively impact our business.

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

Factors that may affect our operating results include:

•	fluctuations in demand, sales cycles, product mix, and prices for our products;
•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;
•	shifts in consumer or manufacturer preferences and any resultant change in demand for video and image capture devices into which our solutions are incorporated;
•	changes in the competitive dynamics of our markets, including new entrants or pricing pressures;
•	delays in our customers’ ability to manufacture and ship products that incorporate our solutions caused by internal and external factors beyond our control;
•	our ability to successfully define, design and release new solutions in a timely manner that meet our customers’ needs;
•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;

•	timely availability of adequate manufacturing capacity from our manufacturing subcontractors;
•	the timing of product announcements by our competitors or by us;
•	incurrence of research and development and related new products expenditures;
•	write-downs of inventory for excess quantities and technological obsolescence;
•	future accounting pronouncements and changes in accounting policies;
•	volatility in our share price, which may lead to higher stock-based compensation expense;
•	volatility in our effective tax rate;
•	general socioeconomic and political conditions in the countries where we operate or where our products are sold or used, including U.S.-China relations and the conditions in Hong Kong; and
•	costs associated with litigation, especially related to intellectual property.

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material impacts on our business, including declines in margins and profitability, or incur losses. For example, our revenue declined 23% in fiscal year 2019 compared to fiscal year 2018, and we incurred our first annual net losses since our initial public offering, or IPO, in 2012. For the nine months ended October 31, 2019, our revenue declined 3% compared to the same period in fiscal year 2019, and we incurred net loss of $31.8 million. We may experience similar declines in the future, which would harm our operating results.

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

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 58%, 59% and 60% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2019, 2018 and 2017, respectively, and approximately 59% of our revenue was derived from sales through Wintech for the nine months ended October 31, 2019. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of Wintech. While the outcome of WGP’s bid is unknown at this time, an acquisition of Wintech by WPG could have an adverse impact on our relationship with Wintech. Our current agreement with Wintech is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

You should not rely on our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In the past, we experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $295.4 million in fiscal year 2018 and to $227.8 million in fiscal year 2019, resulting in the first annual net losses since our IPO in 2012. For the nine months ended October 31, 2019, our revenue declined 3% compared to the same period in fiscal year 2019 and we incurred net loss of $31.8 million. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $128.1 million, $115.5 million and $101.2 million in fiscal years 2019, 2018 and 2017, respectively. For the nine months ended October 31, 2019, our research and development expense was $95.9 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10nm and 7nm, can cost significantly more than required to develop in larger process nodes, such as 28nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, assembly and testing. Currently, the majority of our SoCs are supplied by Samsung in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully assembled and tested products as well as tested die in wafer form for assembly. Samsung subcontracts the assembly and initial testing of the assembled chips it supplies to us to Signetics Corporation and STATS ChipPAC Ltd. In the case of purchases of tested die from Samsung, we contract the assembly to Advanced Semiconductor Engineering, Inc., or ASE. We also have products supplied by Global UniChip Corporation, or GUC, in Taiwan, from whom we purchase fully assembled and tested products. The wafers used by GUC in the assembly of our products are manufactured by TSMC in Taiwan. The assembly is done by GUC subcontracted assembly suppliers ASE, and Powertech Technology Inc, or PTI. Final testing of all of our products is handled by King Yuan Electronics Co., Ltd. or Sigurd Corporation under the supervision of our engineers. We depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. We do not have any long-term supply agreements with any of our manufacturing suppliers. If one or more of these vendors terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, including available capacity constraints, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales and damage our customer relationships.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 87%, 79% and 73% of our total revenue in fiscal years 2019, 2018 and 2017, respectively. Sales to customers in Asia accounted for approximately 88% of our total revenue for the nine months ended October 31, 2019. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of October 31, 2019, we had approximately $209.8 million in debt security investments. These investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations which are focused on the preservation of our capital. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1+	Standard Lease between Ambarella Corporation and The Realty Associates Fund XI Portfolio, L.P., dated as of August 8, 2019.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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

AMBARELLA, INC.

Date: December 6, 2019	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 6, 2019	By:	/s/ Kevin C. Eichler
Kevin C. Eichler
Chief Financial Officer