Form 10-K
period 2020-01-31
AMBARELLA INC
filed 2020-03-27
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2019, was approximately $1.4 billion based upon the closing price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of March 23, 2020: 34,208,549 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of shareholders to be held on or about June 4, 2020 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Factors that could affect such forward-looking statements include, but are not limited to, risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the potential impact of the COVID-19 pandemic on our operations or the operations of our supply chain or our customers; the commercial success of our customers’ products; our growth strategy; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate; our expectations regarding the adoption of computer vision technology; economic and geopolitical factors beyond our control; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K; and those discussed in other documents we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

For purposes of this Annual Report, the terms “Ambarella”, “the Company”, “we”, “us” and “our” refer to Ambarella, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

Ambarella is a leading developer of semiconductor solutions for video that enable high-definition, or HD, video capture, analysis, sharing and display.  In the last ten years, we have primarily focused on providing video and image processors for professional and consumer camera devices, such as internet protocol, or IP, security cameras, wearable sports cameras, drones and aftermarket automotive video recorders. Over the last several years, our development efforts have focused on creating advanced artificial intelligence, or AI, computer vision algorithms and high-performance, low-power hardware platforms to enhance processing acceleration, which we refer to as our CVflow™ architecture. The CVflow architecture supports a variety of computer vision algorithms, including stereovision, object identification and motion detection, obstacle detection and avoidance, terrain mapping technology, and face recognition, and allows customers to differentiate their products by porting their own algorithms and neural networks to our CVflow-based chips.  This computer vision technology is allowing us to address a broader range of markets and applications.

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

We are focusing on the following end markets:

•

Security Cameras.  We are a leader in professional and consumer IP security camera markets, with solutions that deliver exceptional computer vision performance, industry-leading compression efficiency, low power consumption, and outstanding image quality, including high dynamic range (HDR), low-light processing and dewarp, in a secure manner on the camera device, sometimes referred to as the system’s edge.  Embedded computer vision intelligence can support advanced analytics such as motion detection, object detection and facial recognition.  We address the following security camera markets:

▪

Professional IP Security Cameras. These cameras are used for video monitoring and security surveillance in professional applications. Our solutions enable the streaming of multiple video streams to enable remote monitoring at multiple locations. Embedded computer vision intelligence supports advanced analytics, including people counting and tracking, facial recognition and retail behavior analysis.

▪

Consumer IP Security Cameras. Consumer security cameras are designed for home or small business use and may be connected to cloud services and applications via home networks using WiFi. These cameras may require very low bitrate operation to support HD resolution over limited bandwidth connections, while small form factors or battery powered devices may require very low power operation.  Form factors include smart video door bells, video enabled lights, and video enabled smart home speakers.

•

Automotive Cameras. We sell solutions into several automotive markets for both original equipment manufacturer, or OEM, and aftermarket applications. We address the following automotive market applications:

▪

Automotive Video Recorders. These small video cameras are mounted on board vehicles to record traffic accidents and help establish records for insurance and liability purposes.  We offer solutions for both aftermarket and OEM drive recording devices, some of which include advanced driver assistance systems (ADAS) features.

▪

Smart Electronic Mirrors. These small cameras and liquid crystal display (LCD) displays are used to augment or, in some cases replace, optical rear view and side view mirrors to provide a wider, unobstructed field of view, and help detect objects in blind spots.

▪

Surround View / 360° Systems.  Our 360-degree surround view solution uses multiple cameras to present a single, unified image of the vehicle from a top-down, bird’s eye view. Offering both two-dimensional, or 2D, and three-dimensional, or 3D, operations, intelligent parking assist features, as well as recording and streaming capabilities, our four-channel surround view systems provide drivers with unobstructed, distortion-free views of the vehicle from every side.

▪

Front ADAS Cameras. These forward-facing cameras are positioned behind the rearview mirror, enabling functions such as automatic emergency braking, lane departure warning, forward collision warning, intelligent headlight control, and speed assistance functions, many of which are required by the European New Car Assessment Program, or NCAP. Front ADAS cameras require rapid computer vision processing at high resolutions, which is critical for long-distance object detection with a wide field-of-view, and extremely low power due to their inherently small form factor.

▪

Cabin and Driver Monitoring System (DMS) Cameras. These interior mounted cameras allow tracking of driver alertness and passenger-related data that can assist with the deployment of safety features (e.g., airbags). Our solutions process our customers’ interior-sensing algorithms at high speeds and with low power consumption, and are effective even at night via onboard RGB-InfraRed processing. Our DMS solutions can be integrated with supplementary camera applications, including electronic mirror, front-camera ADAS, and high-resolution recording.

▪

Partial to Fully Autonomous Driving.  Our autonomous technologies have performed successfully in a variety of demanding scenarios, including the Defense Advanced Research Projects Agency (DARPA) Grand Challenge (2005), a trip from Italy to China in full autonomous mode (2010), and driverless navigation at highway speeds (2015). We continue to advance our research in critical areas of autonomous vehicle development, such as vehicle detection, obstacle detection, pedestrian detection, lane detection, traffic sign recognition, stereovision processing, and terrain mapping, as well as issues related to commercialization and mass production, enabling us to design optimal platforms for applications ranging from Level2+ autopilot to full autonomy. We are working with automotive suppliers to port their own ADAS algorithms to our platform to enable differentiated products.

•

Industrial and Robotic Applications.   Our solutions add intelligence to a range of robotics applications, including autonomous delivery vehicles, consumer robots, and industrial/machine vision solutions that we believe will be part of future smart home automation and smart cities. Our advanced vector processors handle an array of complex algorithms, from low-level perception functions and neural networks to higher-level autonomous software stacks, while our video processing pipeline enables operation in challenging lighting conditions such as high-contrast scenes and extremely low-light environments, all with low power consumption.  We address the following industrial and robotic market applications:

▪

Access Control and Smart Sensors.  Our sensing solutions are engineered to quickly extract input from the physical environment, analyze the incoming data and deliver the appropriate feedback, with low-latency and low-power responsiveness. Applications include access control, security panels and smart video locks.

▪

Logistics and Cargo Monitoring.    Our industrial and machine vision solutions are designed to monitor production lines, detect product defects, track inventory, and guide assembly robots, resulting in improved quality control, a reduction in errors, and cost savings.

▪

Robotic Products and Automated Guided Vehicles.  With stereovision capabilities as well as convolutional neural network (CNN)-based object classification, our solutions are suited for a variety of fully autonomous vehicles. Primary applications include consumer products such as robotic vacuums, toy robots and AI-powered personal assistants, and specialized industrial robotic vehicles for agriculture, warehouses, and delivery.

•

Consumer Applications.  Durable cameras that provide HD video quality increasingly include embedded connectivity to share and display video. Our low power, high-resolution and connected solutions can be found in a variety of cameras in this end market, including wearable body cameras, sports action cameras, social media cameras, drones for capturing aerial video or photographs, smart video-enabled locks, and home access control systems.

For our fiscal years ended January 31, 2020, 2019 and 2018, we recorded revenue of $228.7 million, $227.8 million and $295.4 million, respectively. For the fiscal years ended January 31, 2020 and 2019, we incurred net losses of $44.8 million and $30.4 million, respectively.  For fiscal year ended January 31, 2018, we recorded net income of $18.9 million. We have generated cash from operations in each fiscal year starting from 2009.

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. In the automotive market, we may sell our solutions to Tier-1 suppliers that develop and sell devices incorporating our solutions to automotive OEMs. We refer to ODMs and Tier-1 suppliers as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires.

We employ a fabless manufacturing strategy and are currently shipping the majority of our solutions in the 28 nanometer, or nm, and 14nm process nodes, although our most recently introduced SoCs are developed in the 10nm process node. Currently, the substantial majority of our SoCs are supplied by Samsung Electronics Co., Ltd., or Samsung.

As of January 31, 2020, we had 761 employees worldwide, approximately 81% of whom are in research and development. Our headquarters are located in Santa Clara, California, and we also have research and development design centers in Taiwan, China and Italy and business development offices in Taiwan, China, Japan and South Korea.

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

Our Competitive Strengths

Our platform technology solutions provide performance attributes that satisfy the stringent demands of the camera market, enable integration of HD video and image capture capabilities in portable devices, and provide computer vision capabilities that address the evolving needs of the IP security, automotive and industrial and robotic markets. We believe that our leadership in HD video and image processing applications is the result of our competitive strengths, including:

•

Proprietary Computer Vision Architecture.  Our proprietary AI computer vision processing architecture, known as CVflow, uses a flexible computer vision hardware engine programmed with a high level algorithm description to achieve increased performance while minimizing die size and power consumption. The CVflow architecture specifies data flow connections between a set of optimized computer vision operators, such as the convolution and matrix multiply functions that are specifically optimized for deep learning algorithms. The CVflow architecture supports a variety of computer vision algorithms, including stereo obstacle detection and terrain mapping technology, object identification and motion detection, and allows customers to differentiate their products by porting their own algorithms and neural networks to our CVflow-based chips.

•

High-Performance, Low Power Video and Image Algorithm Expertise. Our solutions provide Full HD and Ultra HD, or UHD, video at exceptional resolution and frame rates. Our extensive algorithm expertise, which facilitates efficient video and image compression, enables our solutions to achieve low power consumption without compromising performance. Our solutions achieve high storage and transmission efficiencies through innovative and complex video and image compression algorithms that significantly reduce the output bitrate. This smaller storage footprint directly benefits the performance of our solutions in several ways, including lower memory storage requirements and reduced bandwidth needs for transmission, which is more conducive to sharing content between devices. These benefits are particularly important in transcoding, the digital-to-digital conversion of one encoding format to another, and video cloud applications. Our solutions can enable high-performance image capture of up to 30 32-megapixel still images per second. Our solutions can deliver clear images in low light conditions because of our 3D motion compensated temporal filtering, or MCTF, and multiple exposure processing. Additionally, our wide dynamic range (WDR) and HDR processing capabilities provide greater dynamic range between the lightest and darkest areas of an image, permitting captured still images to reveal details that would otherwise be lost against a bright background. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera applications, as well as 3D electronic image stabilization and surround view for automotive applications.

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

•

Comprehensive and Flexible Software. Our years of investment in developing and optimizing our comprehensive and flexible software serve as the foundation of our high-performance video application solutions. Key components of our software include highly customized middleware that integrates many unique features for efficient scheduling and other system-level functions, and firmware that is optimized to reduce power requirements and improve performance. In addition, we provide to our customers fully-functional software development kits with a suite of application programming interfaces or APIs, which allow them to rapidly integrate our solution, adjust product specifications and provide additional functionality to their systems, thereby enabling them to differentiate their product offerings and reduce time to market. We also provide software tools to map algorithms from commonly used computer vision frameworks such as Caffe or Tensorflow into our proprietary CVflow architecture.

Products

We have a wide range of products in our portfolio, including products that have commercially shipped, products for which we have shipped engineering samples and products that are under development. We typically introduce two to three new silicon products per year which, when combined with our flexible software development kits, allow us to offer product families addressing the specific needs of a wide range of end markets. In addition to enabling small device size and low power consumption, our SoC solutions make possible differentiated functionalities, such as simultaneous video and image capture, multiple-stream video capture, image stabilization and wireless connectivity. Moreover, we believe that AI computer vision functionality on the SoC, such as face recognition, object identification and avoidance and motion detection, will continue to expand the addressable market for our SoC solutions.

Our HD video and image processing SoCs, based on our proprietary video processing architecture, are highly configurable and enable our customers to deliver exceptional quality video and still imagery in small, easy-to-use devices with low power requirements. Our computer vision architecture, incorporated into our new computer vision, or CV, family of SoCs, extract and process data from video stream, enabling our customers to develop intelligent camera systems.  Our customized software solutions include firmware, middleware and software development kits to optimize system-level functions and allow rapid integration of our solution into customer products and tailor specifications to customer requirements. We also provide customers in all of our core markets with guidelines known as reference designs so that they can efficiently incorporate our solutions into their product designs.

Product families that have been introduced in the last two fiscal years include:

•

Our 10nm CV22 SoC, which we announced in January 2018, is the second chip in our CVflow family and provides computer vision processing required for intelligent home monitoring, automotive, drone, and wearable cameras.  The CV22 SoC encodes H.264 Advanced Video Coding, or AVC, and H.265 high efficiency video coding, or HEVC, video at rates of up to 4Kp60, with multi-stream support. The CV22 SoC includes a quad-core 1.2 GHz ARM® Cortex® A53 CPU with NEONTM DSP extensions and floating point unit to provide power for features such as 360 degree de-warping and lens distortion correction, multi-exposure HDR and WDR processing, light emitting diode, or LED, flicker mitigation, and multi-sensor support for multi-imager cameras.

•

Our 10nm CV2 SoC, which we announced in March 2018, is the third chip in our CVflow family and provides computer vision and stereovision processing required for the next generation of intelligent automotive, security, and drone cameras. The CV2 SoC encodes AVC and HEVC video at rates of up to 4Kp90, with multi-stream support. The CV2 SoC includes a quad-core 1.2 GHz ARM® Cortex® A53 CPU with NEONTM digital signal processing, or DSP, extensions and floating point unit to provide power for features such as 360-degree de-warping and lens distortion correction, multi-exposure HDR and WDR processing, LED flicker mitigation, and multi-sensor support for multi-imager cameras.

•

Our 10nm CV25 SoC, which we announced in January 2019, provides computer vision processing required for the next generation of affordable and intelligent home monitoring, professional surveillance, and aftermarket automotive solutions, including smart dash-cameras, driver monitoring systems (DMS), and electronic mirrors.  We believe that the CV25 SoC will enable cameras to perform advanced AI features like object detection, facial recognition in real-time on the camera rather than in the cloud.  The CV25 SoC encodes AVC and HEVC video at rates of up to 4Kp30, and uses SmartAVCTM and SmartHEVCTM intelligent rate control to achieve low bitrates and minimize cloud storage costs.  The CV25 SoC also includes a quad-core 1 GHz ARM® Cortex®-A53 CPU with NEONTM DSP extensions and floating point unit.

•

Our S6Lm SoC, which we announced in April 2019, is designed for a wide range of professional IP and home monitoring cameras and includes 4K HDR processing and multi-streaming. The S6Lm SoC delivers 5Mp30 + 720p30 + 5Mp1 maximum encoding performance. The S6Lm SoC features a quad-core ARM Cortex A53 CPU for advanced analytics, including object and person detection to reduce false alarms and maximize battery life in battery-powered designs. The S6Lm uses our next-generation image signal processor to deliver high-quality imaging in low-light conditions, while its HDR processing extracts high image detail in high-contrast scenes.

•

Our CV22FS and CV2FS SoCs, which we announced in January 2020, are ASIL-B compliant versions of our CV22 and CV2 SoCs to enable safety-critical applications for the automotive market. Featuring low power consumption, the CV22FS and CV2FS are designed to enable Tier-1 suppliers and OEMs to surpass the European New Car Assessment Program (NCAP) performance requirements within the power consumption constraints of single-box, windshield-mounted forward ADAS cameras. Other potential applications for the processors include electronic mirrors with blind spot detection (BSD), interior driver and cabin monitoring cameras, and around view monitors (AVM) with parking assist.

The chart below describes our current product lines and target markets:

IP security cameras
28nm
Ambarella S2E
4Kp30
360 de-warp
Dual Cortex
Arm A9
28nm
Ambarella S2L
1080p60
Arm A9
HDR
De-warping
28nm
Ambarella S3L
4K Ultra HD
H.265, H.264
Arm A9
HDR
De-warping
14nm
Ambarella S5
4K Ultra HD
H.265, H.264
Quad Arm A53
Multi-imager
Advanced
Imaging
14nm
Ambarella S5L
4K Ultra HD
H.265, H.264
Quad Arm A53
De-warp
Dual input
CVflow
10nm
Ambarella CV22
CVflow
4Kp60 H.264, H.265
Quad Arm A53
Advanced ISP
Cyber security
CVflow
10nm
Ambarella CV25
CVflow
H.265, H.264
Quad Arm A53
360 de-warp
Advanced ISP
Cyber security
10nm
Ambarella S6LM
4K Ultra HD
H.265, H.264
Quad Arm A53
360 de-warp
Advanced ISP
Cyber security
Automotive, industrial, robotics cameras
28nm
Ambarella A12A
Dual 1080p30
HDR
Arm Cortex-A9
LDWS, FCW
Ambarella B6
Ambarella B8
Automotive
transceiver/
receivers
28nm
Ambarella A9AQ
AEC-Q100
Quad HD input
HDR, LFM
Arm Cortex-A9
CAN Bus
CVflow
10nm
Ambarella CV22A
CVflow
4Kp60 H.264,
H.265
Quad Arm A53
Advanced ISP
Cyber security
CVflow
10nm
Ambarella CV2A
CVflow
Stereovision
4Kp60 H.264,
H.265
Quad Arm A53
Advanced ISP
Cyber security
CVflow
10nm
Ambarella CV25A
CVflow
H.265, H.264
Quad Arm A53
360 de-warp
Advanced ISP
Cyber security
CVflow
10nm
Ambarella CV22FS
ASIL-B
CVflow
H.265, H.264
Quad Arm A53
360 de-warp
Advanced ISP
Cyber security
CVflow
10nm
Ambarella CV2FS
ASIL-B
CVflow
StereoVision
H.265, H.264
Quad Arm A53
360 de-warp
Advanced ISP
Cyber security
Wearable, sports, drones
28nm
Ambarella A12W
1080p60
Dual stream
Ultra low power
28nm
Ambarella H12
4K Ultra HD
H.265, H.264
HDR
14nm
Ambarella H2
4Kp60 H.265
4Kp120 H.264
Quad Arm A53 CPU
Advanced Imaging
14nm
Ambarella H22
4Kp60
H.264, H.265
Quad Arm A53 CPU
14nm
Ambarella H3
8Kp30
H.264, H.265
Quad Arm A53 CPU
Advanced Imaging

Technology

Our semiconductor processing solutions enable computer vision processing, HD and UHD (up to 3840x2160p60) video and image processing, video compression, sharing and display while offering exceptional power, size and performance characteristics.

Key differentiators of our technology include:

•	algorithms to compress video signals with high compression and power efficiency at multiple operating points;
•	algorithms for high-speed image processing with high image quality and power efficiency;
•	flexible CVflow computer vision processing engines to support UHD performance levels for deep learning and stereo-based algorithms with power and die size efficiency;
•	optimized deep learning algorithms for multi class object detection, including vehicles, pedestrians, cycles, traffic signs and traffic lights;
•	stereo obstacle detection to provide robust safety in the event of obstacles that are not in the training data;
•	full autonomous algorithm stack for automotive and drone applications, including fusion for multiple cameras and sensor modalities, mapping and localization algorithms and planning;
•	scalable architecture that covers the gamut of consumer and professional HD video camera and encoding applications from Full HD to UHD performance levels;

•	ability to encode multiple video streams simultaneously to support simultaneous recording and video streaming or streaming to multiple devices with different resolutions;
•	ability to capture, process and encode multiple image sensors simultaneously to support multiple viewpoints, including surround view and virtual reality applications;
•	algorithms to stabilize video from camera motion in challenging conditions, such as sports and drone cameras;
•	low-power architecture with minimal system memory footprint;
•	programmable architecture that balances flexibility, quality, power and die size;
•	full software development kit comprised of APIs to facilitate integration into customers’ products; and
•	powerful CPUs and dedicated hardware to support advanced analytics functions.

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

Computer Vision Technology

Computer vision is a core technology that complements our image processing and video compression technology. Our current SoC solutions have up to four high performance ARM processors with NEONTM acceleration that provide a flexible and cost-effective manner in which to run computer vision algorithms. We are focusing on developing advanced computer vision algorithms and high-performance, low-power hardware acceleration, which is critical to our current video markets, including IP security, wearable, and drone cameras, as well as automotive cameras for OEM applications.  A significant feature of our computer vision SoCs is support for stereo obstacle detection, which utilizes stereo cameras to perceive depth. We believe that stereo depth information provides an important augmentation to monocular computer vision processing, resulting in an extra margin of safety for autonomous driving and other applications. Monocular processing depends on training to detect obstacles, and may not detect obstacles that are not represented in the training set. Stereo cameras detect obstacles without relying on training because the depth information is used to directly construct a three-dimensional model of the camera’s surroundings, including any obstacles.

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

Customers

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. In the automotive market, we may sell our solutions to Tier-1 suppliers that develop and sell devices incorporating our solutions to automotive OEMs. We refer to ODMs and Tier-1 suppliers as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In the camera market, our video processing solutions are designed into products from leading OEMs including Axis Communications AB, Avigilon Corporation, Dahua Technology Co., Ltd., DJI, Denso Ten Limited, Garmin Ltd., Hikvision Digital Technology Co., JVC Kenwood Corporation and affiliated entities, Nest Labs (owned by Google LLC, which is owned by Alphabet, Inc.), Pelco by Schneider Electric SE, Ring, Inc. (owned by Amazon, Inc.), Robert Bosch GmbH and affiliated entities, Thinkware Corporation, Vivotek, and XiaoYi Technology Co., Ltd., who source our solutions from ODMs including Chicony Electronics Co., Ltd., Dynacolor, Inc., Flex Ltd. and affiliated entities, Goertek Inc., affiliated entities of Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Sercomm Corporation, Sky Light Digital Ltd., and Topview Optronics Corp.

Sales to customers in Asia accounted for approximately 90%, 87% and 79% of our total revenue in the fiscal years ended January 31, 2020, 2019 and 2018, respectively. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. To date, all of our sales have been denominated in U.S. dollars.

We work closely with our end customer OEMs and ODMs throughout their product design cycles that often last six to twelve months for the camera market, although new products within the camera market may have longer design cycles, particularly those implementing advanced AI features.  Product design cycles for certain portions of the automotive market generally last longer than twelve months, particularly for products containing user safety features.  As a result, we are able to develop long-term relationships with our customers as our technology becomes embedded in their products. Consequently, we believe we are well positioned to not only be designed into our customers’ current products, but also to continually develop next-generation HD video and image processing solutions for their future products.

The product life cycles in the camera market typically range from six to 18 months. We expect that product lifecycles in the automotive OEM and the industrial and robotics markets will typically be longer than 24 months, as new product introductions occur less frequently. For many of our solutions, early engagement with our customers’ technical staff is necessary for success.

In fiscal year 2020, the customers representing 10% or more of revenue were Wintech Microelectronics Co., Ltd., or Wintech, our Asia-based distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer that manufactures products for multiple end-customers, which accounted for approximately 60% and 18% of total revenue, respectively. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue.

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

Our sales cycles typically require a significant investment of time and a substantial expenditure of resources before we can realize revenue from the sale of our solutions, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management and our sales personnel and software engineers. If successful, this process culminates in a customer’s decision to use our solutions in its system, which we refer to as a design win. Our sales efforts are typically directed to the OEM of the product that will incorporate our video and image processing solution, but the eventual design and incorporation of our SoC into the product may be handled by an ODM or Tier-1 supplier on behalf of the OEM. Volume production may begin within six to 18 months after a design win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once our solutions have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Conversely, a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product.

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

Wafer Fabrication

We have a history of using several process nodes from 130nm through 10nm. We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. While we currently manufacture the majority of our solutions in the 28nm and 14nm process nodes utilizing the services of several different foundries, our most recent products are manufactured in the 10nm process node. Currently, the majority of our SoCs are supplied by Samsung in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully-assembled and tested products as well as tested die in wafer form for assembly. We also have products supplied by Global Foundries, Global UniChip Corporation, or GUC, in Taiwan. The wafers used by GUC in the assembly of our products are manufactured by Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, in Taiwan.

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

Research and Development

We believe our technology is a competitive advantage and we engage in substantial research and development efforts to develop new products and integrate additional features and capabilities into our HD and UHD video processing solutions, such as AI computer vision capabilities. We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. As of January 31, 2020, 81% of our employees are engaged in research and development. Our research and development team is comprised of both semiconductor and software designers. Our semiconductor design team has extensive experience in large-scale semiconductor design, including architecture description, logic and circuit design, implementation and verification. Our software design team has extensive experience in development and verification of software for the HD video market. Because the integration of hardware and software is a key competitive advantage of our solutions, our hardware and software design teams work closely together throughout the product development process. The experience of our hardware and software design teams enables us to effectively assess the tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented in hardware and in software.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the IP security camera market, our primary competitors include AMLogic Inc., Fullhan Microelectronics Co., Ltd., Geo Semiconductor, Inc., HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Ingenic Semiconductor Co., Ltd., Intel Corporation, or Intel, Movidius Ltd., a subsidiary of Intel, Novatek Microelectronics Corp., or Novatek, OmniVision Technologies, Inc., or OmniVision, Qualcomm Incorporated, or Qualcomm, Realtek Semiconductor Corp., SigmaStar Technology Corp., or SigmaStar, Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation, or Panasonic, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB, Hanwha Techwin, and Sony Corporation, or Sony. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Mobileye, an Intel company, Novatek, NVIDIA Corporation, or NVIDIA, NXP Semiconductors N.V., OmniVision, Qualcomm, Renesas Electronics Corporation, SigmaStar, Sunplus Technology Co. Ltd., Texas Instruments and Xilinx Inc. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony, Panasonic, HiSilicon and Socionext. Our primary competitors in the drone camera market include HiSilicon, Intel, NVIDIA and Qualcomm. Certain of our customers and suppliers also have divisions that produce products competitive with ours.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2020, we had 175 issued patents in the United States, 64 of which were continuation patents, six patents issued in Europe, six issued patents in China, six issued patents in Japan and 85 pending patent applications in the United States. The issued patents in the United States expire beginning in 2024 through 2038. Many of our issued patents and pending patent applications relate to image and video processing and HD video compression.

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

Employees

At January 31, 2020, we employed a total of 761 people, including 178 in the United States, 528 in Asia, primarily in China and Taiwan, and 55 in Europe. We also engage temporary employees and consultants. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We generally refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be significantly harmed. We often incur significant expenditures developing a new SoC solution without any assurance that any OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. We anticipate that it will take longer and require more resources and greater expenditures to achieve design wins, and likely take longer to generate revenue from such design wins in the new markets we are targeting, such as the OEM automotive and robotics markets, than our legacy camera markets. In addition, trade tensions between the United States and China and potential new export restrictions, as discussed in subsequent risk factors, may make it more difficult to secure future design wins with China customers.

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, in the past we have secured design wins for camera products that were never commercially released by our customer or did not sell in volumes initially forecast by the customer, as a result of factors beyond our control. If other products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer. Similarly, if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM, which could negatively impact our business.

If we fail to penetrate new markets, our revenue and financial condition could be harmed.

Years ago, a substantial portion of our revenue was generated from sales of our SoCs to OEMs and ODMs of HD video cameras, including IP security cameras, wearable cameras and drones. Our revenue from several of these markets, however, has experienced significant declines. As a result, we believe that our future revenue growth, if any, will significantly depend on our ability to expand within the camera markets with our new artificial intelligence, or AI, computer vision SoC solutions, particularly in emerging markets such as the OEM automotive, robotics and industrial markets, as well as the existing professional IP security and home security and monitoring camera markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. We anticipate that as we continue to move into new markets, such as the OEM automotive, robotics and industrial markets, we will likely face competition from larger competitors with greater resources and more history in these markets. If any of these markets do not develop as we currently anticipate, or if the development of such markets is delayed or impacted by factors outside of our control, such as the COVID-19 pandemic, or if we are unable to penetrate them successfully with our solutions, our revenue could decline, and our financial condition would be negatively impacted. Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of our time and resources and we cannot assure you that we will secure design wins from these or other companies or that we will achieve meaningful revenue from the sales of our solutions into these markets.  If we fail to penetrate these or other new markets we are targeting, our financial condition would likely suffer.  Moreover, if we are successful in achieving design wins in these new markets, it will likely take longer to generate revenue from such design wins than in our current markets.

The COVID-19 pandemic could adversely affect our business in a material way.

In December 2019, COVID-19 began to impact the population of Wuhan, China. Currently COVID-19 has spread internationally and been declared a pandemic, affecting the populations of the United States as well as many foreign countries. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel, manufacturing and the movement of employees in many regions of the world, and the imposition of remote or work from home conditions in many of our offices, including the United States. The majority of our SoCs are manufactured in South Korea and assembled and tested by third parties in Taiwan. In addition, certain of our logistics and shipping operations are in Taiwan and Hong Kong. We also have other operations in China, Japan, South Korea, Taiwan and the United States. If the remote or work from home conditions in any of our offices continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Pandemics and epidemics such as the current COVID-19 outbreak or other widespread public health problems could negatively impact our business. If, for example, COVID-19 continues to progress in ways that significantly disrupt the manufacture, shipment and buying patterns of our products or the products of our customers, this may materially negatively impact our operating results for the first quarter of fiscal 2021 and subsequent periods, including revenue, gross margins, operating margins, cash flows and other operating results and our overall business. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions. COVID-19 has negatively impacted the overall economy and, as a result of the foregoing, will likely negatively impact our operating results for fiscal year 2021 and may do so in a material way.

Our target markets may not grow or develop as we currently expect and are subject to market risks, any of which could harm our business, revenue and operating results.

We are focusing our development resources on addressing computer vision applications, primarily in the professional IP security and home security and monitoring camera markets, the OEM automotive and robotics markets, with our computer vision solutions. The application of computer vision functionality in these markets is relatively new, and we may be unable to predict the timing or development of these markets with accuracy. For example, a slower than expected adoption rate for computer vision technology in the IP security camera market could slow the demand for our new solutions. Similarly, a slower than anticipated adoption of electronic mirrors, advanced driving assistance systems and autonomous driving functionality could reduce demand for our new computer vision solutions. If our key target markets, such as automotive cameras, IP security cameras and cameras for robotic applications, do not grow, grow slower, or do not develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected, and our business and operating results could suffer.

Our customers may cancel their orders, change production quantities or delay production. If we fail to accurately forecast demand for our solutions, revenue shortfalls or excess, obsolete or insufficient inventory could result.

Our customers typically do not provide us with firm, long-term purchase commitments. A substantially majority of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and often without penalty to them. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix.

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions including reductions in market activity due to the COVID-19 pandemic, adverse changes in our product order mix and fluctuating demand for our customers’ products. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2020, the customers representing 10% or more of our revenue were Wintech Microelectronics Co., Ltd., or Wintech, the Company’s distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 60% and 18% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past.  The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

Our ability to sell our products to several China customers has been restricted.

On October 9, 2019, our security camera customers Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, and Zhejiang Dahua Technology Co., Ltd., or Dahua, were added to the Entity List of the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, which imposes limitations on the supply of certain U.S. items to the listed entities. While the addition of Hikvision and Dahua to the Entity List negatively impacts our ability to ship items subject to BIS regulations, including US-produced SoC solutions, to these entities, we have determined that that we are able to ship some foreign-produced SoC products to the listed entities in compliance with applicable law. Notwithstanding our ability to continue to supply some SoC products to the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to Hikvision and Dahua, or our other China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. We are unable to predict the duration of the restrictions imposed by the U.S. government in October 2019 or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

Global economic and political conditions, including possible trade tariffs and trade restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Beyond the BIS actions relating to Hikvision and Dahua, general trade tensions between the United States and China have been escalating, which has, in our view, created and will continue to create an uncertain business environment. If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019, which was recently enacted into law, negatively impacts Hikvision and Dahua’s ability to sell products into the U.S. security camera market and could decrease their demand for our solutions. Similarly, changes in export classification requirements, such as those proposed by U.S. Congress, could impact our ability to supply our solutions to certain companies or in certain countries.  Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications or trade restrictions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers.  The materialization of these risks could have a material adverse effect on our business and financial condition.

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

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or logistic partners. Hong Kong has recently experienced significant political unrest and social strife, including protests that resulted in the closing of the Hong Kong international airport on August 12, 2019 for two days. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, such as health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners. While we are taking measures to attempt to maintain the continuity of our product delivery operations notwithstanding the impact on the use of our Hong Kong facility of the continued or deteriorating conditions in Hong Kong or other future unforeseen problems there, we cannot ensure that these measures will be successful in eliminating disruptions in our business.

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

We operate in a dynamic environment characterized by rapidly changing technologies and technological obsolescence. To compete successfully, we must design, develop, market and sell enhanced solutions that provide increasingly higher levels of performance and functionality and that meet the cost expectations of our customers. Our existing or future solutions could be rendered obsolete by the introduction of new products by our competitors; convergence of other markets with or into the camera market; the market adoption of products based on new or alternative technologies; the emergence of new industry standards for video compression; or the requirement of additional functionality included in video processors, such as artificial intelligence functionality. In addition, the markets for our solutions are characterized by frequent introduction of next-generation and new products, short product life cycles, increasing demand for added functionality and significant price competition. As we develop and introduce new solutions, we face the risk that customers may not value or be willing to bear the cost of incorporating these newer solutions into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of the newer solutions, customers may be unwilling to adopt our new solutions due to design or pricing constraints. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations would suffer.

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

We are focused on selling our video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in emerging markets such as the OEM automotive market, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process, and even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved certain design wins and projected substantial future revenue as a result of such design wins. Subsequently, based on factors outside of our control, the applicable end customers abruptly cancelled the projects, with no notice to us, resulting in a loss of projected revenue. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products. Further, even after securing a design win, we have experienced and may again experience delays in generating revenue from our solutions as a result of the lengthy product development cycle typically required, if we generate any revenue at all as a result of any such design win.

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

The global semiconductor market in general, and the video and image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as existing competitors improve or expand their product offerings. We also expect that the trend among large OEMs to seek to develop their own semiconductor solutions will continue and expand, particularly in camera markets experiencing consolidation, such as the IP security market. In addition, in our newer markets, such as the OEM automotive and robotics markets, we will face competition from larger competitors with longer histories in these markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the IP security camera market, our primary competitors include AMLogic Inc., Fullhan Microelectronics Co., Ltd., Geo Semiconductor, Inc., HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Ingenic Semiconductor Co., Ltd., Intel Corporation, or Intel, Movidius Ltd., a subsidiary of Intel, Novatek Microelectronics Corp., or Novatek, OmniVision Technologies, Inc., or OmniVision, Qualcomm Incorporated, or Qualcomm, Realtek Semiconductor Corp., SigmaStar Technology Corp., or SigmaStar, Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation, or Panasonic, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of IP Security camera device OEMs, including Axis Communications AB, Hanwha Techwin, and Sony Corporation, or Sony. In the automotive camera market, we currently compete against Allwinner Technology Co., Ltd., Alpha Imaging Technology Corp., Core Logic, Inc., Mobileye, an Intel company, Novatek, NXP Semiconductors N.V., OmniVision, Qualcomm, Renesas Electronics Corporation, SigmaStar, Sunplus Technology Co. Ltd., Texas Instruments and Xilinx Inc. In the wearable sports camera market, our primary competitors are vertically integrated divisions of camera device OEMs, including Sony, Panasonic, HiSilicon and Socionext. Our primary competitors in the drone camera market include HiSilicon, Intel, NVIDIA Corporation and Qualcomm.

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

Our ability to compete successfully depends on elements both within and outside of our control. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are and have significantly better brand recognition and broader product offerings than us, which may enable them to develop and enable new technology into product solutions better or faster than us and to better withstand adverse economic or market conditions in the future. Our ability to compete will depend on a number of factors, including:

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

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. In particular, our business has tended to be seasonal with higher revenue in our third quarter as our customers typically increase their production to meet holiday shopping season or year-end demand for their products. We also may experience seasonally lower demand in our first quarter as a result of industry seasonality and the impact of ODM and OEM factory closures associated with the Chinese New Year holiday. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

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
•

general socioeconomic and political conditions in the countries where we operate or where our products are sold or used, including the COVID-19 pandemic, U.S.-China relations and the conditions in Hong Kong; and

•	costs associated with litigation, especially related to intellectual property.

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses. For example, our revenue declined 23% in fiscal year 2019 compared to fiscal year 2018, and we incurred our first annual net losses since our initial public offering, or IPO, in 2012. For the twelve months ended January 31, 2020, our revenue increased by 0.4% compared to the same period in fiscal year 2019, and we incurred a net loss of $44.8 million. We may experience similar declines in revenue or net losses in the future, which would harm our operating results.

While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $129.7 million, $128.1 million and $115.5 million in fiscal years 2020, 2019 and 2018, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10nm and 7nm, can cost significantly more than required to develop in larger process nodes, such as 28nm or 14nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

You should not rely on our revenue, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In years past, we experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $295.4 million in fiscal year 2018 and to $227.8 million in fiscal year 2019, resulting in the first annual net losses since our IPO in 2012. In fiscal year 2020, our revenue increased by 0.4% compared to the same period in fiscal year 2019. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

The rapidly evolving nature of the markets in which we sell our solutions, combined with substantial uncertainty concerning how these markets may develop, the considerable amount of time our customers generally take to evaluate our solutions, and other factors beyond our control, limits our ability to accurately forecast quarterly or annual revenue. We continue to expand our staffing and increase our expenditures in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.

A substantial portion of our revenue is processed through a single distributor and the loss of this distributor may cause disruptions in our shipments, which may adversely affect our operations and financial condition.

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 60%, 58% and 59% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of Wintech. While the outcome of WPG’s bid is unknown at this time, an acquisition of Wintech by WPG could have an adverse impact on our relationship with Wintech. Our current agreement with Wintech is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry experienced a significant downturn during the 2008-2009 global recession. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could harm our business and operating results. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. Certain of our customers have received, and we expect, particularly to the extent we gain greater market visibility, that in the future we may receive, communications from others alleging our infringement of their patents, trade secrets or other intellectual property rights. In addition, certain of our end customers have been the subject of lawsuits alleging infringement of intellectual property rights by products incorporating our solutions, including the assertion that the alleged infringement may be attributable, at least in part, to our technology. Lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights, though this has not occurred to date. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;
•	incur significant legal expenses;
•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;
•	redesign those products that contain the allegedly infringing intellectual property;
•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all; or
•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.

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

From time to time, we are subject to warranty claims that may require us to make significant expenditures to defend these claims or pay damage awards. In the future, we may also be subject to product liability claims resulting from failure of our solutions or if products we design, manufacture, or sell, cause personal injury or property damage, even where the cause is unrelated to product defects. These risks will likely increase as our products are introduced into new devices, markets, or applications, including autonomous and semi-autonomous automotive, drone and robotic applications. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in consumer devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could harm our financial condition and results of operations, as well as harm our reputation and cause the market value of our ordinary shares to decline.

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

We design our video and image processing solutions to conform to video compression standards, including MPEG-2, H.264 Advanced Video Coding (AVC) and H.265 High Efficiency Video Coding (HEVC), set by industry standards setting bodies such as ITU-T Video Coding Experts Group and the ISO/IEC Moving Picture Experts Group. Generally, our solutions comprise only a part of a camera device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or by consumers. If our customers or the suppliers that provide other device components adopt new or competing industry standards with which our solutions are not compatible, or if the industry groups fail to adopt standards with which our solutions are compatible, our existing solutions would become less desirable to our customers. If our solutions are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins, which could harm our business.  As a result, our sales would suffer, and we could be required to make significant expenditures to develop new SoC solutions to ensure compliance with relevant standards.

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

We have research and development design centers and business development offices in China, Japan, Italy, South Korea and Taiwan, and we expect to continue to conduct business with companies that are located outside the United States, particularly in Asia. We purchase wafers from foreign foundries, have our solutions assembled and tested by subcontractors located in Asia, and supply our solutions to customers located outside of the United States. Even customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their products, and these contract manufacturers typically purchase products directly from us. As a result of our international focus, we face numerous challenges and risks, including:

•	increased complexity and costs of managing international operations;

•	longer and more difficult collection of receivables;
•	difficulties in enforcing contracts generally;
•	regional economic instability;
•	geopolitical instability and military conflicts;
•	limited protection of our intellectual property and other assets;
•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•	trade and foreign exchange restrictions and higher tariffs;
•	travel restrictions;
•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;
•	foreign currency exchange fluctuations relating to our international operating activities;
•	restrictions imposed by the U.S. government on our ability to do business with certain companies or in certain countries as a result of international political conflicts;
•	transportation delays and other consequences of limited local infrastructure, and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;
•	heightened risk of terrorist acts;
•	local business and cultural factors that differ from standards and practices in the U.S.;
•	differing employment practices and labor relations;
•	regional health issues, pandemics, and natural disasters; and
•	work stoppages.

Our third-party contractors and their suppliers are concentrated in South Korea, Taiwan and Japan, a region subject to earthquakes and other natural disasters. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.

The majority of our products are manufactured by or receive components from third-party contractors located in South Korea, Taiwan and Japan. The risk of an earthquake or tsunami in South Korea, Taiwan, Japan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. For example, in December 2006 a major earthquake occurred in Taiwan and in March 2011 a major earthquake and tsunami occurred in Japan. Although we are not aware of any significant damage suffered by our third-party contractors as a result of those natural disasters, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry vendor or assembly and test capacity. A disruption in the availability of image sensors from Sony Corporation as a result of the 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in fiscal year 2017. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, or at all.

If our operations are interrupted, our business and reputation could suffer.

Our operations and those of our manufacturers are vulnerable to interruption caused by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, regional health issues and pandemics, fires, earthquakes, floods, power losses, telecommunications failures, terrorist attacks, wars, Internet failures and other events beyond our control. Any disruption in our services or operations could result in a reduction in revenue or a claim for substantial damages against us, regardless of whether we are responsible for that failure. The outbreak of COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, manufacturing and the movement of employees in many regions of the world, and the imposition of remote or work from home conditions in many of our offices, including the United States. If the remote or work from home conditions continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay Area and Taiwan. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems.

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

Our future effective tax rates could be adversely affected if our earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, tax effects of share-based compensation, or by changes in tax laws, regulations, accounting principles or interpretations thereof. For example, changes in tax laws, including the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or Tax Act, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, on October 5, 2015 the Organization for Economic Co-operation and Development, or OECD, which represents a coalition of member countries, released its final reports from the BEPS Action Plans. The final reports include recommendations covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. These changes, which have been or are in the process of being adopted by numerous countries, could increase uncertainties and may adversely affect our provision for income taxes. In December, 2018, the Cayman Islands passed the International Tax Co-Operation (Economic Substance) Law, 2018. Effective as of January 1, 2019, the new legislation requires Cayman Islands companies carrying one or more relevant activity to maintain a substantial economic presence in the Cayman Islands. Effective from December 31, 2019, we have structured our activities to comply with the new law. However, the legislation remains subject to further clarification and interpretation and accordingly, there is no guarantee that we will be deemed to be compliant. Furthermore, this legislation may require us to make additional changes to the activities we carry on in the Cayman Islands, which could increase our cost of operations, and we could be subject to penalties for lack of compliance. As a result, we are not able to determine the impact on our operations and net income as of the current period.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 90%, 87% and 79% of our total revenue in fiscal years 2020, 2019 and 2018, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of January 31, 2020, we had approximately $211.1 million in debt security investments. These investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

Since our initial public offering in October 2012, the market price of our ordinary shares has been highly volatile. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	changes in financial estimates, including our ability to meet our future revenue and operating profit or loss projections;
•	fluctuations in our operating results or those of other semiconductor or comparable companies;
•	fluctuations in the economic performance or market valuations of companies perceived by investors to be comparable to us;
•	economic developments in the semiconductor industry as a whole;

•	general economic conditions, including conditions caused by pandemics, and slow or negative growth of related markets;
•	trade and other geopolitical activities affecting markets we address;
•	announcements by us or our competitors of acquisitions, new products, significant contracts or orders, commercial relationships or capital commitments;
•	our ability to develop and market new and enhanced solutions on a timely basis;
•	changes in the demand for our customers’ products;
•	commencement of or our involvement in litigation;
•	disruption to our operations;
•	any major change in our board of directors or management;
•	political or social conditions in the markets where we sell our products;
•	changes in governmental regulations; and
•	changes in earnings estimates or recommendations by securities analysts.

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

Our corporate headquarters are located in Santa Clara, California, consisting of approximately 58,700 square feet of facility spaces under leases that expire in August 2025. These facilities accommodate our principal sales, marketing, research and development, finance, and administration activities. We lease approximately 82,300 square feet of facility spaces in Hsinchu, Taiwan under lease agreements that expire in December 2020. The Taiwan facilities accommodate research and development, business development, operations, and administration support. We lease approximately 39,800 square feet of facility spaces in Shanghai and Shenzhen, China, under leases that expire in November 2021 and September 2020, respectively, to support research and business development. We lease approximately 12,100 square feet of office space in Italy for research and development under lease agreement that expire in December 2048. We lease additional facilities in Hong Kong for sales and inventory warehousing and in Japan and South Korea for our local business development personnel under leases that expire in November 2021, April 2021 and September 2020, respectively.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2020:

	Approximate
	Square
Major Locations	Footage	Usage
United States:
Santa Clara, California	58,700	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration
Asia Pacific:
Hsinchu, Taiwan	82,300	Research and Development; Business Development; Operations; Administration
Shanghai, China	20,600	Research and Development; Business Development
Shenzhen, China	19,200	Research and Development; Business Development
Kowloon, Hong Kong	9,000	Sales; Warehousing
Shin-Yokohama, Japan	1,300	Business Development
SeongNam, South Korea	1,500	Business Development

Europe:
Parma, Italy	12,100	Research and Development

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares have been traded on the NASDAQ Global Market under the symbol “AMBA” since October 10, 2012. Prior to that date, there was no public trading market for our ordinary shares. On March 16, 2020, there were 28 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders.

Share Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from February 1, 2015 through January 31, 2020 of the cumulative total return for our ordinary shares, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

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

Purchases of Equity Securities by the Issuer

There were no shares repurchased in fiscal year 2020. On May 29, 2019, our Board of Directors authorized a program to repurchase up to $50.0 million of our ordinary shares through June 30, 2020. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of January 31, 2020, $50.0 million was available for repurchases through June 30, 2020.

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

Selected Consolidated Statements of Operations Data:

	Year Ended January 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Revenue	$228,732	$227,768	$295,402	$310,297	$316,373
Income (loss) from operations	$(49,649)	$(40,420)	$24,431	$60,363	$84,679
Net income (loss)	$(44,792)	$(30,447)	$18,852	$57,810	$76,508
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(1.35)	$(0.93)	$0.57	$1.77	$2.42
Diluted	$(1.35)	$(0.93)	$0.55	$1.68	$2.27

Selected Consolidated Balance Sheet Data:

	As of January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cash, cash equivalents and marketable debt securities	$404,748	$358,908	$434,591	$405,394	$307,893
Working capital	397,737	370,566	440,047	414,139	320,828
Total assets	527,276	466,853	546,649	512,271	410,615
Total liabilities	79,204	47,364	64,462	57,637	61,159
Total shareholders' equity	448,072	419,489	482,187	454,634	349,456

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

Upon adoption of Accounting Standards Update No. 2015-05, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40), we account for a noncancelable on premise internal-use software license as the acquisition of an intangible asset and the incurrence of a liability to the extent that all or a portion of the software licensing fees are not paid on or before the license acquisition date. The intangible asset and related liability are recorded at net present value and interest expense is recorded over the payment term. As of January 31, 2020, there were $13.7 million of intangible assets, net of amortization expense, $4.4 million of current liabilities and $8.2 million of noncurrent liabilities related to these noncancelable internal-use software licenses recorded in the consolidated balance sheets.

Effective February 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings. The consolidated financial statements for the fiscal years ended January 31, 2020 and 2019 are reported under Topic 606, whereas the consolidated financial statements for the fiscal year 2018 and prior years are reported under Topic 605.

In the fourth quarter of fiscal year 2019, we released $8.0 million of valuation allowance related to prior year federal research and development credit carryforwards, which resulted in a significant increase in deferred tax assets as of January 31, 2019.

Effective February 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”), using the alternative transition method with an adjustment to the opening balance in the period of adoption without adjustment of comparative period financial statements. Under this new guidance, we recognize leases as right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The renewal options are included in the ROU and liability calculation if it is reasonably certain that we will exercise the option. The consolidated financial statements for the fiscal year ended January 31, 2020 are reported under Topic 842, whereas the consolidated financial statements for the fiscal year 2019 and prior years are reported under Topic 840. As of January 31, 2020, there were approximately $9.9 million of ROU assets, net of amortization expense, $2.2 million of short-term lease liabilities, and $8.0 million of long-term lease liabilities related to the leases recorded in the consolidated balance sheets. See Note 1, “Organization and Summary of Significant Accounting Policies” and Note 8, “Leases” of the Notes to Consolidated Financial Statements included in this report for more details of our lease accounting policy and the impact of adoption of this new guidance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading developer of semiconductor solutions for video that enable high-definition, or HD, video capture, analysis, sharing and display. In the last ten years, we have primarily focused on providing video and image processors for professional and consumer camera devices, such as internet protocol, or IP, security cameras, wearable sports cameras, drones and aftermarket automotive video recorders. Over the last several years, our development efforts focused on creating advanced artificial intelligence, or AI, computer vision algorithms and high-performance, low-power hardware platforms to enhance processing acceleration, which we refer to as our CVflow™ architecture. The CVflow architecture supports a variety of computer vision algorithms, including stereovision, object identification and motion detection, obstacle detection and avoidance, terrain mapping technology, and face recognition, and allows customers to differentiate their products by porting their own algorithms and neural networks to our CVflow-based chips. Our system-on-a-chip, or SoC, designs fully integrate HD video processing, image processing, AI, computer vision, or CV, functionality, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These computer vision-based technologies are allowing us to address a broader range of markets and applications, including IP security cameras, automotive cameras, consumer cameras, and industrial and robotic markets and applications.

Our revenue over the last three years has been generated primarily from sales of our SoC solutions for incorporation into specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras, IP security cameras and cameras incorporated into drones. Our revenue from several of these markets, however, has recently experienced significant declines.  As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within the camera markets, particularly in the professional IP security and home security and monitoring camera markets, as well as emerging markets such as the original equipment manufacturer, or OEM, automotive and industrial and robotics markets. We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets.

We sell our SoC solutions to leading original design manufacturers, or ODMs, and OEMs globally, and in the automotive market, we also sell to Tier-1 suppliers. We refer to ODMs and Tier-1 automotive suppliers as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our solutions enable the creation of high-quality video content in IP security cameras, for both professional use and home security and monitoring, automotive cameras, wearable cameras, drones, and virtual reality cameras, also referred to as 360° cameras. We also recently introduced, and continue to develop, solutions to address emerging markets, such as the incorporation of computer vision functionalities for AI-enabled security cameras, AI-based driving applications, including auto-parking, driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, OEM automotive ADAS applications and industrial and robotics markets.

Our sales cycles typically require a significant investment of time and a substantial expenditure of resources before we can realize revenue from the sale of our solutions, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management and our sales personnel and software engineers. If successful, this process culminates in a customer’s decision to use our solutions in its system, which we refer to as a design win. Our sales efforts are typically directed to the OEM of the product that will incorporate our video and image processing solution, but the eventual design and incorporation of our SoC into the product may be handled by an ODM or Tier-1 supplier on behalf of the OEM.

Volume production may begin within six to 18 months after a design win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once our solutions have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Conversely, a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product. Even if we obtain a design win and our SoC remains a component through the life cycle of a customer’s product, the volume and timing of actual sales of our SoCs to the customer depend upon the production, release and market acceptance of that product, none of which are within our control. A portable consumer device typically has a product life cycle of six to 18 months, while an IP security camera typically has a product life cycle of 12 to 24 months. We anticipate that product lifecycles will typically be longer than 24 months in the OEM automotive and industrial and robotics markets, as new product introductions occur less frequently in these markets.

Fiscal Year 2020 Financial Highlights and Trends

•

We recorded revenue of $228.7 million in fiscal year 2020, an increase of 0.4% as compared to fiscal year 2019. The increase in revenue was primarily attributable to higher revenue from consumer IP security camera and sports camera markets. In the consumer IP security camera market, growth was led by the home security and monitoring market in the North America region, together with shipment penetration into Asia and Europe regions. In the sports camera market, incorporation of our solutions into newly launched action camera products resulted in higher demand from Dajiang Innovation Technology Inc., or DJI, in fiscal year 2020. The increased revenue was partially offset by decreased revenue in the automotive, professional IP security camera and other consumer markets, including non-sports wearable camera, virtual reality and drone markets. Lower revenue from automotive markets, including the automotive aftermarket and OEM video recorder market, was caused by a significant slowdown in the automotive industry in the first half of fiscal year 2020 and promotional activity in fiscal year 2019 from a large automotive customer that did not recur in the current fiscal year. In the professional IP security camera market, despite significant growth in the Asia region and increased adoption of our computer vision-based solutions, lower demand from one of our largest China customers and customers in other regions resulted in a net revenue decrease in fiscal year 2020.

•

We recorded an operating loss of $49.6 million in fiscal year 2020, as compared to an operating loss of $40.4 million in fiscal year 2019. The increased operating loss was primarily due to decreased gross profit and increased operating expenses. The increased operating expenses, mainly in support of new applications for the automotive markets as well as the development of computer vision-based solutions, related primarily to increased engineering headcount and increased stock-based compensation expense. These headcount-related increases were partially offset by the recognition of approximately $4.3 million of research and development grants from a foreign government. In addition, due to the timing and number of chips in development in fiscal year 2020, chip tape-out fees and other engineering costs decreased from the prior year further offsetting the headcount related expense increases.

•

We generated cash flows from operating activities of $39.4 million in fiscal year 2020, as compared to $24.5 million in fiscal year 2019. The increased cash flows from operating activities were primarily due to increased cash receipts associated with the timing of payments from customers and increased liabilities associated with the timing of payments to suppliers. The increased cash flows from operating activities were partially offset by increased inventory purchases associated with higher volumes of SoC shipments in fiscal year 2020.

•

Effective February 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases. Under this new guidance, we recognize leases as right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under the straight-line method through the lease term. As of January 31, 2020, there were approximately $9.9 million of ROU assets, net of amortization expense, and $10.2 million of lease liabilities recorded in the consolidated balance sheets. In fiscal year 2020, there was approximately $3.0 million of lease expense recorded in the consolidated statements of operations.

•

We exercised the renewal option to extend our current U.S. office lease for a period of 63 months and renewed our Shanghai office lease for another two years in fiscal year 2020. We also signed a separate lease for additional space for our U.S. office for a period of 56 months. In addition, our wholly-owned subsidiary VisLab S.r.l., or VisLab, was granted a land lease for 35 years with an obligation to construct a building on the land in Parma, Italy (“Parma lease”). We will be responsible for the costs of construction and subsequently occupy the building for the remainder of the lease term. At the end of the lease, the land together with the building and all of the improvements will revert to the lessor. The renewed leases for the current U.S. office and Shanghai office have been recorded in the consolidated balance sheets, while the lease associated with the additional space for our U.S. office and the Parma lease will be recorded as ROU assets and lease liabilities upon the respective lease commencement date. The total estimated future undiscounted cash payments for these leases are approximately $9.4 million for our U.S. office, $1.3 million for the Shanghai office and $2.2 million for the Parma building as of January 31, 2020.

•

In fiscal year 2020, we entered into software license agreements with Cadence Design Systems, Inc. (“Cadence”) with the commitment to pay an aggregate amount of $12.7 million through October 2022. The present value of these future payments has been recorded as an intangible asset and corresponding liabilities in the consolidated balance sheets.

•

On May 29, 2019, our Board of Directors authorized an additional repurchase of up to $50.0 million of our ordinary shares through June 30, 2020. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. There were no shares repurchased in fiscal year 2020. As of January 31, 2020, $50.0 million was available for repurchases through June 30, 2020.

Factors Affecting Our Performance

Spread of COVID-19 Could Adversely Affect our Business in a Material Way. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of remote or work from home conditions in many of the locations where we have offices. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the remote or work from home conditions in any of our offices continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Similarly, while we have not yet experienced a major disruption in our supply chain as a result of the COVID-19 pandemic, if there is a significant outbreak that impacts Samsung’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. The pandemic may also impact our customers’ ability to manufacture their products, which could reduce their demand for our solutions. While we don’t know and cannot quantify specific impacts, we expect we may be negatively affected if we encounter supply chain problems, reductions in demand due to our customers or end customers having problems, or other unexpected COVID-19 ramifications.

Ability to Capitalize on Computer Vision Trends. We expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, automotive, and industrial and robotics, and certain consumer markets. As a result, we believe that our ability to develop advanced AI computer vision technology, enable and support customer product development in emerging applications, such as ADAS, advanced blind spot detection, object detection, people recognition, retail analytics, and machine learning, and gain customer acceptance of our technology platform and solutions, will be critical to our future success. Moreover, achieving design wins, particularly for computer vision-centric applications in the IP security, automotive and robotics markets, is vital to our ability to generate revenue growth. As such, we closely monitor design wins by customer and end market. However, a design win may not successfully materialize into revenue, and even if it does result in revenue, the amount generated by each design win can vary significantly.

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

Shifting Consumer Preferences. Our revenue is also subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities led to the decline of video cameras aimed at the video and image capture market. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable, IP security, drone and automotive cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes will continue to impact our business performance in those markets.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets and we developed technologies to provide solutions for new markets as they emerged, such as the sports camera, IP security, drone and automotive video recorder camera markets. Since fiscal year 2018, the IP security camera markets and automotive markets, including the OEM and aftermarket video recorder market, have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that continued expansion into new markets is required to facilitate revenue growth and customer diversification. We have recently introduced solutions to address emerging applications and markets, such as the incorporation of computer vision functionalities for AI-enabled security cameras, AI-based driving applications and industrial and robotics markets. While we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

Ability to Capitalize on Connectivity Trends. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable, IP security, drone and automotive video recorder cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable and drone cameras allow consumers to quickly stream or upload video and images to social media platforms.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
	(dollars in thousands)
Revenue	$228,732	$227,768	$295,402
Cost of revenue	96,023	89,624	107,669
Gross profit	132,709	138,144	187,733
Operating expenses:
Research and development	129,724	128,084	115,510
Selling, general and administrative	52,634	50,480	47,792
Total operating expenses	182,358	178,564	163,302
Income (loss) from operations	(49,649)	(40,420)	24,431
Other income, net	8,021	5,868	1,298
Income (loss) before income taxes	(41,628)	(34,552)	25,729
Provision (benefit) for income taxes	3,164	(4,105)	6,877
Net income (loss)	$(44,792)	$(30,447)	$18,852

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	42	39	36
Gross profit	58	61	64
Operating expenses:
Research and development	57	56	39
Selling, general and administrative	23	22	16
Total operating expenses	80	78	55
Income (loss) from operations	(22)	(17)	9
Other income, net	4	2	—
Income (loss) before income taxes	(18)	(15)	9
Provision (benefit) for income taxes	2	(2)	2
Net income (loss)	(20)%	(13)%	7%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IP security OEMs, IP security ODMs, OEM automotive or Tier-1 automotive suppliers, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these camera markets, in particular the IP security and automotive camera market, to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging computer vision applications in the IP security, OEM automotive and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

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

Other Income, Net

Other income, net, consists primarily of interest and other income from investments in debt securities, interest income from cash deposits with financial institutions and in fiscal year 2019 a grant from a foreign government.

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

Comparison of the Fiscal Years Ended January 31, 2020, 2019 and 2018

Revenue

				Change
	Year Ended January 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$228,732	$227,768	$295,402	$964	0.4%	$(67,634)	(22.9)%

Revenue increased for fiscal year 2020, as compared to fiscal year 2019, primarily attributable to higher revenue from consumer IP security camera and sports camera markets. In the consumer IP security camera market, growth was led by the home security and monitoring market in the North America region, together with shipment penetration into Asia and Europe regions. In the sports camera market, incorporation of our solutions into newly launched action camera products resulted in higher demand from DJI in fiscal year 2020. The increased revenue was partially offset by decreased revenue in the automotive, professional IP security camera and other consumer markets, including non-sports wearable camera, virtual reality and drone markets. Lower revenue from automotive markets, including the automotive aftermarket and OEM video recorder market, was caused by a significant slowdown in the automotive industry in the first half of fiscal year 2020 and promotional activity in fiscal year 2019 from a large automotive customer that did not recur in the current fiscal year. In the professional IP security camera market, despite significant growth in the Asia region and increased adoption of our computer vision-based solutions, lower demand from one of our largest China customers and customers in other regions resulted in a net revenue decrease in fiscal year 2020.

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

Cost of Revenue and Gross Margin

				Change
	Year Ended January 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$96,023	$89,624	$107,669	$6,399	7.1%	$(18,045)	(16.8)%
Gross profit	132,709	138,144	187,733	(5,435)	(3.9)%	(49,589)	(26.4)%
Gross margin	58.0%	60.7%	63.6%	—	(2.7)%	—	(2.9)%

Cost of revenue increased for fiscal year 2020, as compared to fiscal year 2019, primarily due to higher volumes of SoC shipments in the IP security camera, sports camera and drone markets.

Cost of revenue decreased for fiscal year 2019, as compared to fiscal year 2018, primarily due to lower shipments of higher cost SoCs associated with lower revenue in the wearable camera and drone markets. The decrease in cost of revenue was partially offset by increased shipments of SoCs for the IP security camera and automotive OEM markets.

Gross margin decreased in fiscal year 2020, as compared to fiscal year 2019, primarily due to a higher percentage of our total revenue coming from the professional IP security camera market at lower average selling prices than we obtained in the prior fiscal year.

Gross margin decreased in fiscal year 2019, as compared to fiscal year 2018, primarily due to an increase in the percentage of our total revenue that was derived from the lower gross margin IP security camera market combined with the decline in revenue from the higher gross margin sports camera and drone markets.

Research and Development

				Change
	Year Ended January 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$129,724	$128,084	$115,510	$1,640	1.3%	$12,574	10.9%

Research and development expense increased for fiscal year 2020, as compared to fiscal year 2019, primarily due to increases in engineering headcount associated with computer vision technology development for our current markets, as well as new markets such as the automotive OEM and robotics markets. Our engineering headcount increased to 563 at January 31, 2020 compared to 554 at January 31, 2019, which resulted in an increase in salary-related expenses of approximately $3.1 million in fiscal year 2020. The increased research and development expense was also attributable to additional stock-based compensation expense of approximately $4.4 million in fiscal year 2020, as a result of the issuance of stock to newly hired employees, our annual evergreen stock program for existing employees, the performance stock program for executives and our annual employee bonus program. The increases were partially offset by approximately $4.3 million of research and development grants from a foreign government in fiscal year 2020. SoC development costs also decreased by approximately $1.4 million for the twelve months ended January 31, 2020, as compared to the same period in the prior fiscal year, due to project timing and the number of chips in development.

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

Selling, General and Administrative

				Change
	Year Ended January 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$52,634	$50,480	$47,792	$2,154	4.3%	$2,688	5.6%

Selling, general and administrative expense increased for fiscal year 2020, as compared to fiscal year 2019, primarily due to increased headcount to support our business development in IP security, automotive OEM and robotics markets, which resulted in an increase in salary-related expenses of approximately $1.1 million in fiscal year 2020. The increase was also attributable to additional stock-based compensation expense of approximately $1.8 million as a result of the issuance of stock to newly hired employees, our annual evergreen stock program for existing employees, the performance stock program for executives and our annual employee bonus program. The increase was partially offset by approximately $0.6 million less expenditures on professional services.

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

Other Income, Net

				Change
	Year Ended January 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
Other income, net	$8,021	$5,868	$1,298	$2,153	36.7%	$4,570	352.1%

The increase in other income, net, for fiscal year 2020, as compared to fiscal year 2019, was primarily due to an aggregate of approximately $3.4 million of additional interest and other income from our deposits and debt security investments. The increase is primarily the result of larger invested balances and debt securities purchased at discounts. The increase was partially offset by approximately $1.8 million related to a grant from a foreign government associated with research and development activities that was recognized as other income in fiscal year 2019. This ongoing grant is classified in research and development expense in fiscal year 2020 based on how the grant proceeds were utilized.

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

Provision (Benefit) for Income Taxes

				Change
	Year Ended January 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$3,164	$(4,105)	$6,877	$7,269	(177.1)%	$(10,982)	(159.7)%
Effective tax rate	(8)%	12%	27%	—	(20)%	—	(15)%

Income tax expense increased in fiscal year 2020, as compared to fiscal year 2019, primarily due to the 2019 release of $8.0 million of valuation allowance related to prior year federal research and development credit carryforwards in fiscal year 2019, as well as a decrease in the proportion of profits generated in lower tax jurisdictions, partially offset by an increase in tax benefits from excess stock-based compensation deductions.

Income tax expense and the effective tax rate decreased in fiscal year 2019, as compared to fiscal year 2018, primarily due to the 2019 release of $8.0 million of valuation allowance related to prior year federal research and development credit carryforwards, as well as the reduction in the U.S. federal statutory rate from 35% to 21%, partially offset by a decrease in the proportion of profits generated in lower tax jurisdictions and losses incurred in jurisdictions for which we were not able to recognize a related tax benefit.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$39,414	$24,472	$85,404
Net cash used in investing activities	(8,576)	(79,142)	(9,600)
Net cash provided by (used in) financing activities	6,516	(97,953)	(52,003)
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,354	$(152,623)	$23,801

Net Cash Provided by Operating Activities

Fiscal year 2020 compared to fiscal year 2019: Cash provided by operating activities increased primarily due to increased cash receipts associated with the timing of payments from customers and increased liabilities associated with the timing of payments to suppliers. The increased cash flows from operating activities were partially offset by increased inventory purchases associated with higher volumes of SoC shipments in fiscal year 2020.

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

Net Cash Used in Investing Activities

Fiscal year 2020 compared to fiscal year 2019: Net cash used in investing activities decreased primarily due to an additional $87.5 million in cash receipts from the sale and maturity of debt securities, which was partially offset by approximately $18.1 million of additional investments in debt securities. The decrease was also attributable to approximately $1.1 million in reductions to capital expenditures on property and equipment purchases.

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

Net Cash Provided by (Used in) Financing Activities

Fiscal year 2020 compared to fiscal year 2019: Net cash provided by financing activities increased primarily due to $99.9 million of cash used for repurchasing our ordinary shares under the stock repurchase program in fiscal year 2019 while there were no repurchases in fiscal year 2020. The increase was also attributable to approximately $5.3 million of additional cash proceeds from option exercises and employee stock purchase withholding. The increase was partially offset by additional payments of approximately $0.7 million in fiscal year 2020 for intangible assets purchases.

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

Stock Repurchase Program

On May 29, 2019, our Board of Directors authorized the repurchase of up to $50.0 million of our ordinary shares through June 30, 2020. Since the inception of the repurchase programs in June 2016, a total of $275.0 million has been authorized, and we have repurchased a total of 3,985,876 shares for approximately $174.8 million in cash. As of January 31, 2020, $50.0 million remained available for repurchases under the current repurchase program through June 30, 2020. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Sources of Liquidity

As of January 31, 2020 and 2019, we had cash, cash equivalents and marketable debt securities of approximately $404.7 million and $358.9 million, respectively. During the past three fiscal years, we invested a total of $200.0 million in highly liquid, short-term marketable debt securities. As of January 31, 2020, these securities had a fair value of approximately $211.1 million with unrealized gains of approximately $0.8 million caused by fluctuations in market value. We hold these investments as available-for-sale securities and mark them to market.

Operating and Capital Expenditure Requirements

As of January 31, 2020, we had cash, cash equivalents and marketable debt securities of approximately $404.7 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2020:

	Payment Due by Period as of January 31, 2020
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Technology licenses (1)	13,214	4,728	8,486	—	—	—
Purchase obligations (2)	35,933	35,933	—	—	—	—
Unrecognized tax benefits, including interest (3)	8,260	—	—	—	—	8,260
Total	$57,407	$40,661	$8,486	$—	$—	$8,260

(1)	Technology license obligations represent future cash payments for noncancelable internal-use software licenses which are used in product design.
(2)	Purchase obligations consist primarily of inventory purchase obligations with our independent contract manufacturers.
(3)

Unrecognized tax benefits, including interest, represent our liabilities for uncertain tax positions as of January 31, 2020. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain employees to align their interests with the interests of existing shareholders. We recognize that these stock-based awards will dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2020, we had a total of 3.7 million ordinary shares subject to outstanding stock options and unvested restricted stock units, which will potentially dilute our earnings per share. This potential dilution will only result if outstanding options vest and are exercised and restricted stock units vest and are settled. As of January 31, 2020, 87% of our outstanding options had exercise prices less than the then market price of our ordinary shares on such date.

Off-Balance Sheet Arrangements

As of January 31, 2020, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Revenue Recognition

Effective February 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. As a result, we recognize revenue when control of goods and services is transferred to our customers. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The sale of semiconductor products accounts for the substantial majority of our consolidated revenue. Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty, supply and other rights. We consider an accepted customer purchase order, governed by sales agreement, to be the contract with the customer. For each contract, we consider the promise to transfer tangible products to be the identified performance obligation. Product sales contracts may include volume-based tiered pricing or rebates that are fulfilled in cash or product. In determining the transaction price, we account for the right of returns, cash rebates, commissions and other pricing adjustments as variable consideration and estimate these amounts based on the expected amount to be provided to customers and reduce the revenue recognized. We estimate sales returns and rebates based on our historical patterns of return and pricing credits. As our standard payment terms are 30 days to 60 days, the contracts have no financing component. Under ASC 606, we estimate the total consideration to be received by using the expected value method for each contract, compute weighted average selling price for each unit shipped in cases where there is a material right due to the presence of volume-based tiered pricing, allocate the total consideration between the identified performance obligations, and recognize revenue when control of our goods and services is transferred to our customers. We consider product control to be transferred at a point in time upon shipment or delivery because we have a present right to payment at that time, the customer has legal title to the asset, we have transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

We also enter into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating our SoC into the customer’s product. Accordingly, we determine that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of our performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts our performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

Timing of revenue recognition may differ from the timing of invoicing to our customers. We record contract assets when revenue is recognized prior to invoicing. The contract assets are primarily related to satisfied but unbilled performance obligations associated with our engineering service agreements at the reporting date. As of January 31, 2020 and 2019, the contract assets for these unbilled receivables were not material. Contract liabilities consist of deferred revenue. Our deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the twelve months ended January 31, 2020 and 2019, we did not recognize any material revenue adjustment, respectively, related to performance obligations satisfied in prior periods released from this deferred revenue. As of January 31, 2020 and 2019, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of January 31, 2020 and 2019, respectively. We also elect not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to original expected contract duration of one year or less and elect to exclude amounts collected from customers for all sales taxes from the transaction price.

Cash Equivalents and Marketable Debt Securities

We consider all highly liquid debt security investments with original maturities of less than three months at the time of purchase to be cash equivalents. Debt security investments that are highly liquid with original maturities at the time of purchase greater than three months are considered marketable debt securities.

We classify these investments as “available-for-sale” securities carried at fair value, based on quoted market prices of similar assets, with the unrealized gains or losses reported, net of tax, as a separate component of shareholders’ equity and included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The amortization of premiums and accretion of discounts and the realized gains and losses are both recorded in other income, net, in the consolidated statements of operations. We review our investments for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recorded and a new cost basis in the investment will be established. In evaluating whether a loss on a security is other-than-temporary, we consider the following factors: (i) general market conditions, (ii) the duration and extent to which the fair value is less than cost and (iii) our intent and ability to hold the investment.

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

Inventory Valuation

We record inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

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

Leases

Effective February 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, using the alternative transition method with an adjustment to the opening balance in the period of adoption without adjustment of comparative period financial statements. Under this new guidance, we recognize leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under the straight-line method through the lease term. We also elected the other available practical expedients, and have elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases and not to reassess the following for existing leases as of February 1, 2019: (i) whether contracts are or contain leases, (ii) lease classification, and (iii) initial direct costs. We do not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, we use the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. Our leases mainly include our worldwide office facilities which are classified as operating leases. Certain leases include renewal options that are under our discretion. The renewal options are included in the ROU assets and liability calculation if it is reasonably certain that we will exercise the option. As of February 1, 2019, we recognized approximately $8.6 million of operating lease ROU assets, net of previously recognized prepaid rent and accrued liabilities, and corresponding lease liabilities of $8.7 million. Our short-term leases and finance leases are immaterial as of January 31, 2020 and February 1, 2019, respectively.

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

We had cash, cash equivalents and marketable debt securities totaling $404.7 million and $358.9 million at January 31, 2020 and 2019, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, certificates of deposit, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Liquidity and Interest Rate Fluctuation Risks

The primary objectives of our investment activities are to preserve capital, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio in a variety of debt securities with high liquidity and low credit risk. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a material impact on our future interest income or investment fair value. The liquidity risk and the risk associated with fluctuating interest rates are limited to our investment portfolio.

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

Supplementary Data (Unaudited)

The following table sets forth unaudited supplementary quarterly financial data for the two year period ended January 31, 2020. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair presentation of the data for the periods presented.

	For the Three Months Ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
	2020	2019	2019	2019	2019	2018	2018	2018
	(in thousands, except per share data)
Revenue	$57,212	$67,922	$56,410	$47,188	$51,070	$57,286	$62,474	$56,938
Cost of revenue	23,896	28,819	23,973	19,335	20,416	22,701	24,461	22,046
Gross profit	33,316	39,103	32,437	27,853	30,654	34,585	38,013	34,892
Operating expenses:
Research and development	33,807	32,480	30,420	33,017	32,638	31,653	32,129	31,664
Selling, general and administrative	13,341	13,791	12,425	13,077	12,382	12,354	12,566	13,178
Total operating expenses	47,148	46,271	42,845	46,094	45,020	44,007	44,695	44,842
Loss from operations	(13,832)	(7,168)	(10,408)	(18,241)	(14,366)	(9,422)	(6,682)	(9,950)
Other income, net	1,713	1,917	2,195	2,196	3,351	993	732	792
Loss before income taxes	(12,119)	(5,251)	(8,213)	(16,045)	(11,015)	(8,429)	(5,950)	(9,158)
Provision (benefit) for income taxes	862	(942)	1,978	1,266	(6,472)	592	927	848
Net loss	$(12,981)	$(4,309)	$(10,191)	$(17,311)	$(4,543)	$(9,021)	$(6,877)	$(10,006)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.39)	$(0.13)	$(0.31)	$(0.53)	$(0.14)	$(0.28)	$(0.21)	$(0.30)
Diluted	$(0.39)	$(0.13)	$(0.31)	$(0.53)	$(0.14)	$(0.28)	$(0.21)	$(0.30)

Net loss per ordinary share for the year is computed independently and may not equal the sum of the quarterly net loss per ordinary share.

Effective February 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), using the alternative transition method with an adjustment to the opening balance in the period of adoption without adjustment of comparative period financial statements. Under this new guidance, we recognize leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under the straight-line method through the lease term. The renewal options are included in the ROU assets and liability calculation if it is reasonably certain that we will exercise the option. The quarterly financial data for the period ended January 31, 2020 were reported under Topic 842, whereas the quarterly financial data for the period ended January 31, 2019 were reported under Topic 840. See Note 1, “Organization and Summary of Significant Accounting Policies” and Note 8, “Leases” of the Notes to Consolidated Financial Statements included in this report for more details of our lease accounting policy and the impact of adoption of this new guidance.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2020.

The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ambarella, Inc. and its subsidiaries (the “Company”) as of January 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020 and the manner in which it accounts for revenue from contracts with customers in fiscal year 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Income Taxes

As described in Notes 1 and 13 to the consolidated financial statements, the Company's accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. As disclosed by the Company, management evaluates the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions. Management considers and evaluates numerous factors, which may require periodic adjustments and which may not reflect the final tax liabilities. Management adjusts its financial statements to reflect only those tax positions that are more likely than not to be sustained under examination, and considers whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence. As part of the process of preparing consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. The Company’s effective tax rate of (8%) for the year ended January 31, 2020 is different than the U.S. federal statutory rate of 21%.

The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are there was significant judgment by management in determining the income tax provision and other tax positions, specifically in the determination of taxable income or loss by jurisdiction taxed or benefited at rates other than the U.S. federal statutory rate, and the recognition and measurement of deferred tax assets, valuation allowances, and uncertain tax positions. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence. The audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for income taxes, including those related to the assessment of uncertain tax positions, determination of operating income or loss by jurisdiction taxed or benefited at rates other than the U.S. federal statutory rate, and the recognition and measurement of deferred tax assets and valuation allowances. These procedures also included, among others, (i) testing the calculation of the income tax provision, including the accuracy of taxable income by jurisdiction, (ii) evaluating the reasonableness of cost plus percentages for entities selected for testing based on management’s methodology for determining taxable income or loss by jurisdiction, (iii) evaluating the recognition and measurement of valuation allowances, and (iv) evaluating the recognition and measurement of uncertain tax positions, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained for the uncertain tax position selected for testing. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s judgment and estimates related to management’s methodology for determining taxable income or loss by jurisdiction, which included evaluation of management’s application of relevant rules for determining arm’s length compensation for services.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 27, 2020

We have served as the Company’s auditor since 2008.

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,	January 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$231,403	$194,047
Marketable debt securities	173,345	164,861
Accounts receivable, net	18,487	26,212
Inventories	22,971	18,252
Restricted cash	9	11
Prepaid expenses and other current assets	4,975	6,206
Total current assets	451,190	409,589
Property and equipment, net	5,614	6,728
Deferred tax assets, non-current	10,400	10,587
Intangible assets, net	17,826	10,936
Operating lease right-of-use assets, net	9,935	—
Goodwill	26,601	26,601
Other non-current assets	5,710	2,412
Total assets	$527,276	$466,853
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	14,910	12,801
Accrued and other current liabilities	34,970	24,700
Operating lease liabilities, current	2,181	—
Income taxes payable	691	993
Deferred revenue, current	701	529
Total current liabilities	53,453	39,023
Operating lease liabilities, non-current	7,975	—
Other long-term liabilities	17,776	8,341
Total liabilities	79,204	47,364
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2020 and January 31, 2019, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at January 31, 2020 and January 31, 2019, respectively; 33,805,609 shares issued and outstanding at January 31, 2020; 32,303,540 shares issued and outstanding at January 31, 2019	15	15
Additional paid-in capital	261,220	188,516
Accumulated other comprehensive income	768	97
Retained earnings	186,069	230,861
Total shareholders’ equity	448,072	419,489
Total liabilities and shareholders' equity	$527,276	$466,853

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2020	2019	2018
Revenue	$228,732	$227,768	$295,402
Cost of revenue	96,023	89,624	107,669
Gross profit	132,709	138,144	187,733
Operating expenses:
Research and development	129,724	128,084	115,510
Selling, general and administrative	52,634	50,480	47,792
Total operating expenses	182,358	178,564	163,302
Income (loss) from operations	(49,649)	(40,420)	24,431
Other income, net	8,021	5,868	1,298
Income (loss) before income taxes	(41,628)	(34,552)	25,729
Provision (benefit) for income taxes	3,164	(4,105)	6,877
Net income (loss)	$(44,792)	$(30,447)	$18,852
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(1.35)	$(0.93)	$0.57
Diluted	$(1.35)	$(0.93)	$0.55
Weighted-average shares used to compute net income (loss) per share attributable to ordinary shareholders:
Basic	33,083,562	32,713,606	33,224,803
Diluted	33,083,562	32,713,606	34,583,150

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended January 31,
	2020	2019	2018
Net income (loss)	$(44,792)	$(30,447)	$18,852
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	671	376	(209)
Other comprehensive income (loss), net of tax	671	376	(209)
Comprehensive income (loss)	$(44,121)	$(30,071)	$18,643

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2017	33,369,032	$15	$212,276	$(70)	$242,413	$454,634
Exercise of stock options	175,187	—	2,191	—	—	2,191
Vesting of restricted stock units	932,454	—	—	—	—	—
Employee stock purchase plan	107,736	—	4,646	—	—	4,646
Stock repurchase	(1,094,795)	—	(54,788)	—	—	(54,788)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	56,861	—	—	56,861
Net unrealized gains (losses) on investments - net of taxes	—	—	—	(209)	—	(209)
Net income (loss)	—	—	—	—	18,852	18,852
Balance--January 31, 2018	33,489,614	15	221,186	(279)	261,265	482,187
Cumulative effect of change in accounting principle	—	—	—	—	43	43
Exercise of stock options	232,205	—	1,285	—	—	1,285
Vesting of restricted stock units	920,826	—	—	—	—	—
Employee stock purchase plan	146,887	—	5,136	—	—	5,136
Stock repurchase	(2,485,992)	—	(99,903)	—	—	(99,903)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	60,812	—	—	60,812
Net unrealized gains (losses) on investments - net of taxes	—	—	—	376	—	376
Net income (loss)	—	—	—	—	(30,447)	(30,447)
Balance--January 31, 2019	32,303,540	15	188,516	97	230,861	419,489
Exercise of stock options	366,886	—	5,695	—	—	5,695
Vesting of restricted stock units	957,319	—	—	—	—	—
Employee stock purchase plan	177,864	—	5,967	—	—	5,967
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	61,042	—	—	61,042
Net unrealized gains (losses) on investments - net of taxes	—	—	—	671	—	671
Net income (loss)	—	—	—	—	(44,792)	(44,792)
Balance--January 31, 2020	33,805,609	$15	$261,220	$768	$186,069	$448,072

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(44,792)	$(30,447)	$18,852
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,631	7,221	4,770
Amortization/accretion of marketable debt securities	(969)	(670)	172
Stock-based compensation	66,871	60,812	56,861
Deferred income taxes	187	(6,945)	2,092
Other non-cash items, net	(71)	350	165
Changes in operating assets and liabilities:
Accounts receivable	7,725	5,082	7,302
Inventories	(4,719)	5,131	(3,238)
Prepaid expenses and other current assets	1,057	(2,202)	379
Other non-current assets	(3,298)	(155)	(33)
Accounts payable	2,109	(7,014)	(140)
Accrued liabilities	5,079	(8,302)	1,430
Income taxes payable	(302)	57	368
Deferred revenue	172	265	(7,026)
Lease liabilities	(2,851)	—	—
Other long-term liabilities	1,585	1,289	3,450
Net cash provided by operating activities	39,414	24,472	85,404
Cash flows from investing activities:
Purchase of investments	(225,913)	(207,841)	(74,863)
Sales of investments	96,363	66,211	10,900
Maturities of investments	122,795	65,428	58,050
Purchase of property and equipment	(1,821)	(2,940)	(3,687)
Net cash used in investing activities	(8,576)	(79,142)	(9,600)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	11,960	6,686	7,091
Stock repurchase	—	(99,904)	(54,788)
Payment for intangible assets	(5,444)	(4,735)	(4,306)
Net cash provided by (used in) financing activities	6,516	(97,953)	(52,003)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,354	(152,623)	23,801
Cash, cash equivalents and restricted cash at beginning of period	194,058	346,681	322,880
Cash, cash equivalents and restricted cash at end of period	$231,412	$194,058	$346,681
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,811	$1,409	$845
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to intangible and fixed assets purchases	$12,284	$933	$9,008

See accompanying notes to consolidated financial statements

AMBARELLA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the “Company”) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power semiconductor solutions offering high-definition (HD) and Ultra HD compression, image processing, and deep neural network processing. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrate high-definition video processing, image processing, artificial intelligence (AI) computer vision algorithms, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption. The Company is currently addressing a broad range of human and computer vision applications, including professional and consumer security cameras, automotive cameras such as advanced driver assistance systems (ADAS), electronic mirrors, drive recorders, driver/cabin monitoring systems, autonomous driving, and industrial and robotic applications.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. In order to limit the exposure of each investment, the cash equivalents and marketable debt securities consist primarily of money market funds, certificates of deposit, asset-backed securities, commercial paper, U.S. government securities and debt securities of corporations which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of January 31, 2020 and 2019, the restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the consolidated balance sheets, and the sums are presented on the consolidated statements of cash flows:

	As of January 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents	$231,403	$194,047	$346,672
Restricted cash	9	11	9
Total as presented in the consolidated statements of cash flows	$231,412	$194,058	$346,681

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not include finance charges. The Company performs ongoing credit evaluation of its customers and generally requires no collateral. The Company assesses the need for allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments by considering factors such as historical collection experience, credit quality, aging of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. There were no material write-offs of accounts receivable for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. There was no material allowance for doubtful accounts recorded as of January 31, 2020 and 2019, respectively.

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life for computer equipment, computer software, machinery, equipment and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. Repairs and maintenance are charged to expense as incurred.

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

Leases

Effective February 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, using the alternative transition method with an adjustment to the opening balance in the period of adoption without adjustment of comparative period financial statements. Under this new guidance, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the other available practical expedients, and has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases and not to reassess the following for existing leases as of February 1, 2019: (i) whether contracts are or contain leases, (ii) lease classification, and (iii) initial direct costs. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU assets and liability calculation if it is reasonably certain that the Company will exercise the option. As of February 1, 2019, the Company recognized approximately $8.6 million of operating lease ROU assets, net of previously recognized prepaid rent and accrued liabilities, and corresponding lease liabilities of $8.7 million. The Company's short-term leases and finance leases are immaterial as of January 31, 2020 and February 1, 2019, respectively.

Goodwill and In-Process Research and Development

The Company does not amortize goodwill. Acquired in-process research and development, or IPR&D, is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of January 31, 2020, there was no IPR&D amortized.

Impairment of Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment at least annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Determination of recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. There has been no occurrence of events to date that would trigger an impairment analysis. As such, no impairment charge has been recognized as of January 31, 2020.

The Company tests the goodwill for impairment at least annually in the fourth fiscal quarter, or sooner whenever events or changes in circumstances indicate that the asset may be impaired. The Company has a single reporting unit for goodwill impairment test purposes based on its business and reporting structure. The Company is permitted to first assess qualitative factors to determine whether the two step goodwill impairment test is necessary. Further testing is only required if the Company determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. No goodwill impairment has been identified to date based on the Company’s qualitative factors assessment.

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

Revenue Recognition

Effective February 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers. As a result, the Company recognizes revenue when control of its goods and services is transferred to its customers. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to satisfied but unbilled performance obligations associated with its engineering service agreements at the reporting date. As of January 31, 2020 and 2019, the contract assets for these unbilled receivables were not material. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the twelve months ended January 31, 2020 and 2019, the Company did not recognize any material revenue adjustment, respectively, related to performance obligations satisfied in prior periods released from this deferred revenue. As of January 31, 2020 and 2019, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of January 31, 2020 and 2019, respectively. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to original expected contract duration of one year or less and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Warranty Costs

 The Company typically provides warranty on its products. The Company accrues for the estimated warranty costs at the time when revenue is recognized. The warranty accruals are regularly monitored by management based upon historical experience and any specifically identified failures. While the Company engages in extensive product quality assessment, actual product failure rates, material usage or service delivery costs could differ from estimates and revisions to the estimated warranty liability would be required. There was no warranty accrual as of January 31, 2020 and 2019, respectively.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment and tools and allocation of facility costs, net of any research and development grants. As of January 31, 2020, there was approximately $1.2 million of grants recorded in prepaid expenses and other current assets and approximately $3.2 million of grants recorded in other non-current assets in the consolidated balance sheets.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs, travel and trade show costs, legal expenses, other professional services and occupancy costs. Advertising expenses were not material for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

Stock-Based Compensation

The Company measures stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognizes that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. The Company determines the fair value of restricted stock and restricted stock units with service or performance conditions based on the fair market value of its ordinary shares on the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. In prior fiscal years, the expected term was calculated using the simplified method, and the expected volatility was calculated based on the weighted average of historical volatilities of the Company’s stock price and the share prices of similar companies that are publicly available for a period commensurate with the expected term. Starting from fiscal year 2019, the Company calculates expected volatility based on its own historical stock price for a period commensurate with the expected term, which is computed based on its own historical exercise behavior. The risk-free interest rate is derived from an average of the U.S. Treasury constant maturity rates for the respective periods most closely commensurate with the expected term. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company uses the Lattice pricing model and Monte Carlo Simulation to evaluate the fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term. Upon adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the first quarter of fiscal year 2017, the Company elects to account for forfeitures as they occur.

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

Recent Accounting Pronouncements

           In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). Under the new CECL model, an entity is required to estimate the expected credit losses on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The new model also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the expected credit losses. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. The ASU will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company is currently evaluating the impact of adoption of this new guidance but does not expect it will have a material impact on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, to eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This new guidance will be applied prospectively and is effective for annual and interim periods beginning after December 15, 2019. The Company does not believe the adoption of this new guidance will have a material impact on its consolidated financial statements and disclosures.

In August 2018, the FASB issued 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. Under this new guidance, the entities will no longer be required to disclose the amount of and the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for the interim periods within those fiscal years. Early adoption is permitted. The Company did not early adopt and believes the adoption of this new guidance will not have a material impact on its consolidated financial statements and disclosures.

In August 2018, the FASB issued 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this new guidance, the entities are required to capitalize implementation costs related to a hosting arrangement that is a service contract and amortize the costs over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for fiscal years beginning after December 15, 2019 and for the interim periods within those fiscal years. Early adoption is permitted. The Company did not early adopt and believes the adoption of this new guidance will not have a material impact on its consolidated financial statements and disclosures.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 25, Financial Instruments. The new guidance further clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. The FASB also amended the guidance to clarify that the nonrecurring fair value disclosure is applicable to equity instruments accounted for under the measurement alternative. The ASU will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted and requires a prospective method for those related to equity securities without readily determinable fair values that are measured using the measurement alternative. The Company did not early adopt and believes the adoption of this new amendment will not have a material impact on its consolidated financial statements and disclosures.

          In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer. Under this new guidance, a share-based payment award issued to a customer should be measured at the grant date fair value and recorded as a reduction of the transaction price in revenue. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the income statement. The award is measured and classified under ASC 718 for its entire life, unless the award is modified after it vests and the grantee is no longer a customer. The new guidance is effective for public entities that have adopted ASU 2018-07 in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company did not early adopt and believes the adoption of this new guidance will not have a material impact on its consolidated financial statements and disclosures.

           In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company did not early adopt and believes the adoption of this new guidance will not have a material impact on its consolidated financial statements and disclosures.

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

	As of January 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,284	$—	$—	$8,284
Commercial paper	63,390	—	—	63,390
Corporate bonds	95,053	653	—	95,706
Asset-backed securities	23,062	69	(2)	23,129
U.S. government securities	20,524	48	—	20,572
Total cash equivalents and marketable debt securities	$210,313	$770	$(2)	$211,081

	As of January 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,914	$—	$—	$8,914
Certificates of Deposit	7,012	—	—	7,012
Commercial paper	68,233	—	—	68,233
Corporate bonds	87,250	170	(60)	87,360
Asset-backed securities	11,607	3	(6)	11,604
U.S. government securities	21,993	3	(13)	21,983
Total cash equivalents and marketable debt securities	$205,009	$176	$(79)	$205,106

	As of
	January 31, 2020	January 31, 2019
	(in thousands)
Included in cash equivalents	$37,736	$40,245
Included in marketable debt securities	173,345	164,861
Total cash equivalents and marketable debt securities	$211,081	$205,106

The contractual maturities of the investments at January 31, 2020 and 2019 were as follows:

	As of
	January 31, 2020	January 31, 2019
	(in thousands)
Due within one year	$146,267	$151,991
Due within one to three years	64,814	53,115
Total cash equivalents and marketable debt securities	$211,081	$205,106

The unrealized losses on the available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value was attributable to changes in market conditions and not credit quality, and because the Company neither intended to sell nor was it more likely than not that it will be required to sell these investments prior to a recovery of par value, the Company did not consider these investments to be other-than temporarily impaired as of January 31, 2020 and 2019, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of January 31, 2020 and 2019, respectively:

	As of January 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,284	$8,284	$—	$—
Commercial paper	63,390	—	63,390	—
Corporate bonds	95,706	—	95,706	—
Asset-backed securities	23,129	—	23,129	—
U.S. government securities	20,572	—	20,572	—
Total cash equivalents and marketable debt securities	$211,081	$8,284	$202,797	$—

	As of January 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,914	$8,914	$—	$—
Certificates of Deposit	7,012	7,012
Commercial paper	68,233	—	68,233	—
Corporate bonds	87,360	—	87,360	—
Asset-backed securities	11,604	—	11,604	—
U.S. government securities	21,983	—	21,983	—
Total cash equivalents and marketable debt securities	$205,106	$15,926	$189,180	$—

3. Inventories

Inventories at January 31, 2020 and 2019 consisted of the following:

	As of January 31,
	2020	2019
	(in thousands)
Work-in-progress	$10,133	$9,430
Finished goods	12,838	8,822
Total	$22,971	$18,252

4. Property and Equipment, net

Depreciation expense was approximately $2.8 million, $2.6 million and $1.8 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. Property and equipment at January 31, 2020 and 2019 consisted of the following:

	As of January 31,
	2020	2019
	(in thousands)
Computer equipment and software	$10,282	$9,098
Machinery and equipment	6,317	5,659
Furniture and fixtures	969	969
Leasehold improvements	2,356	2,331
Construction in progress	63	330
	19,987	18,387
Less: accumulated depreciation and amortization	(14,373)	(11,659)
Total property and equipment, net	$5,614	$6,728

5. Intangible Assets

The intangible assets primarily consist of $4.1 million of IPR&D from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $13.7 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. Once research and development efforts are completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of January 31, 2020, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of January 31, 2020, $4.4 million was recorded in accrued and other current liabilities and $8.2 million was recorded in other long-term liabilities in the consolidated balance sheets.

The carrying amounts of intangible assets as of January 31, 2020 and 2019 were as follows:

	As of January 31, 2020			As of January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software license	27,203	(13,477)	13,726	14,448	(7,612)	6,836
Total acquired intangible assets	$31,303	$(13,477)	$17,826	$18,548	$(7,612)	$10,936

The amortization expense related to these software licenses was approximately $5.9 million, $4.7 million, and $3.0 million for the fiscal years ended January 31, 2020, 2019, and 2018 respectively. The expected annual amortization expense related to these software licenses as of January 31, 2020 is as follows:

As of
January 31, 2020
Fiscal Year	(in thousands)
2021	$5,789
2022	4,519
2023	3,418
2024	—
2025	—
Thereafter	—
Total future amortization expenses:	$13,726

There were no intangible asset impairments for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

6. Goodwill

          On June 25, 2015, the Company completed the acquisition of VisLab, a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. There were no goodwill impairments for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities at January 31, 2020 and 2019 consisted of the following:

	As of January 31,
	2020	2019
	(in thousands)
Accrued employee compensation	$16,874	$10,645
Accrued rebates	54	311
Accrued product development costs	10,885	6,393
Software license liabilities, current	4,388	4,879
Other accrued liabilities	2,769	2,472
Total accrued and other current liabilities	$34,970	$24,700

The increased employee compensation liabilities were primarily due to approximately $5.8 million of stock-based compensation expense associated with the Company’s annual bonus program that will be settled by restricted stock units. The timing of SoC development progress and payments to outside foundries resulted in fluctuation of the accrued product development costs. The current software license liabilities mainly consisted of approximately $3.9 million of short-term liabilities associated with the $12.7 million of license agreements with Cadence Design Systems, Inc. (“Cadence”) that was entered in fiscal year 2020.

8. Leases

The Company has entered into various operating leases for its worldwide office buildings and research and development facilities. For the fiscal year ended January 31, 2020, the Company exercised the renewal option to extend its U.S. office lease for a period of 63 months beginning from June 1, 2020 through August 31, 2025 and renewed its Shanghai office lease for another two years beginning from December 1, 2019 to November 30, 2021. The Company accounted these two renewed contracts as lease modifications and recorded an increase to the operating lease right-of-use assets and corresponding operating lease liabilities by approximately $4.0 million, respectively, in the consolidated balance sheets.

The Company also signed a separate lease for additional space for its U.S. office for a period of 56 months beginning from January 1, 2021 through August 31, 2025 and will record it in the balance sheet upon commencement date on January 1, 2021. The total estimated future undiscounted cash payments for this lease are approximately $1.7 million.

In August 2019, VisLab, a wholly-owned subsidiary, was granted a land lease for 35 years with an obligation to construct a building on the land in line with architectural requirements from the lessor in Parma, Italy (“Parma lease”). The Company will be responsible for the costs of construction and occupy the building after completion of construction for the remainder of the lease term. At the end of the lease, the land together with the building and all of the improvements will revert to the lessor. The Parma lease will be recorded in the balance sheet upon completion of the building construction, which is expected to be two years after the lease inception date. Any payments made prior to completion of construction will be recorded as prepayments of the lease in other non-current assets in the consolidated balance sheets. The total estimated future undiscounted cash payments are approximately $2.2 million, of which $1.8 million will be paid in the first two years and the remaining balance of $0.4 million will be paid over the remainder of the lease term.

For the fiscal year ended January 31, 2020, the Company recorded approximately $3.0 million of operating lease expense under ASC 842. Approximately $4.6 million and $5.3 million of operating lease expense recorded for the fiscal years ended January 31, 2019 and 2018, respectively, under ASC 840. The Company's short-term leases and finance leases are immaterial as of January 31, 2020.

The cumulative effect of the changes made to the consolidated balance sheets as of February 1, 2019 for the adoption of ASC 842 was as follows:

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

Supplemental cash flow information related to leases is as follows:

Twelve Months Ended
January 31, 2020
(in thousands)
Cash paid for operating leases included in operating cash flows	$2,851
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$299
Leased assets obtained in exchange for operating lease liabilities arising from lease modifications	$4,021

As of January 31, 2020, the weighted average remaining lease term is 5.02 years, and the weighted average discount rate is 4.43 percent. Future minimum lease payments for the lease liabilities, excluding the additional space for the U.S. office and the Parma lease described above, are as follows:

As of
January 31, 2020
Fiscal Year	(in thousands)
2021	$2,522
2022	2,371
2023	1,645
2024	1,694
2025	1,740
Thereafter	1,210
Total future annual minimum lease payments	11,182
Less: interest	(1,026)
Total lease liabilities	$10,156

Prior to the adoption of the new lease guidance, future minimum undiscounted lease payments as of January 31, 2019 were as follows:

As of
January 31, 2019
Fiscal Year	(in thousands)
2020	$2,592
2021	1,040
2022	356
2023	143
2024	147
Thereafter	576
Total future annual minimum lease payments	$4,854

           The increased liabilities, as compared to the minimum lease payments as of January 31, 2019, were primarily attributable to a renewal option exercised and lease modifications during the fiscal year ended January 31, 2020.

9. Other Long-Term Liabilities

Other long-term liabilities at January 31, 2020 and 2019 consisted of the following:

	As of January 31,
	2020	2019
	(in thousands)
Unrecognized tax benefits, including interest	$8,261	$6,732
Deferred tax liabilities, non-current	1,288	1,293
Software license liabilities, non-current	8,159	310
Other long-term liabilities	68	6
Total other long-term liabilities	$17,776	$8,341

The increased software license liabilities were primarily due to the $12.7 million of license agreements with Cadence entered in fiscal year 2020 that resulted in approximately $8.0 million of long-term liabilities accrued in the other long-term liabilities in the consolidated balance sheets as of January 31, 2020.

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of January 31, 2020 and 2019, respectively.

Ordinary shares

As of January 31, 2020 and January 31, 2019, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of January 31,
	2020	2019
Shares reserved for options, restricted stock and restricted stock units	6,045,108	5,915,654
Shares reserved for employee stock purchase plan	2,059,504	1,833,574

Shares repurchased

On May 29, 2019, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s ordinary shares commencing immediately through June 30, 2020. Since the inception of the repurchase programs in June 2016, a total of $275.0 million has been authorized and a total of 3,985,876 shares have been repurchased for approximately $174.8 million in cash. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. There were no shares repurchased in fiscal year 2020. As of January 31, 2020, there was $50.0 million available for repurchases under the repurchase program through June 30, 2020.

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

In the first quarter of fiscal year 2020 and 2019, the Company added 1,453,659 and 1,507,032 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

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

In the first quarter of fiscal year 2020 and 2019, the Company added 403,794 and 418,620 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Stock-based compensation:
Cost of revenue	$1,184	$1,261	$1,306
Research and development	41,842	37,432	34,575
Selling, general and administrative	23,845	22,119	20,980
Total stock-based compensation	$66,871	$60,812	$56,861

For the twelve months ended January 31, 2020, approximately $5.8 million of stock-based compensation expense was accrued in accrued and other current liabilities in the consolidated balance sheets. As of January 31, 2020, total unrecognized compensation cost related to unvested stock options was $3.9 million and is expected to be recognized over a weighted-average period of 2.49 years. Total unrecognized compensation cost related to unvested restricted stock units was $113.8 million and is expected to be recognized over a weighted-average period of 2.49 years. The restricted stock awards were fully vested as of January 31, 2020.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
Stock Options:
Volatility	52%	54%	53%
Risk-free interest rate	1.82%	2.77%	2.08%
Expected term (years)	6.01	5.41	6.08
Dividend yield	0%	0%	0%
Employee stock purchase plan awards:
Volatility	47%	45%	44%
Risk-free interest rate	2.23%	2.15%	1.03%
Expected term (years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%

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

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2017	1,703,524	$21.66
Granted	132,250	54.66	$28.28
Exercised	(175,187)	12.50		$7,446
Forfeited	(27,721)	56.97
Expired	(21,522)	36.31
Outstanding at January 31, 2018	1,611,344	24.56
Granted	116,600	42.73	$21.75
Exercised	(232,205)	5.54		$8,867
Forfeited	(20,974)	53.50
Expired	(15,701)	54.35
Outstanding at January 31, 2019	1,459,064	28.31
Granted	66,850	50.56	$25.35
Exercised	(366,886)	15.52		$13,263
Forfeited	(14,931)	46.29
Expired	(19,451)	64.53
Outstanding at January 31, 2020	1,124,646	$32.93			4.35	$31,295
Exercisable at January 31, 2020	960,567	$30.24			3.65	$29,573

 The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s stock was $59.14 on January 31, 2020, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s stock on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2017	2,175,673	$56.76
Granted	1,052,235	47.11
Vested	(1,006,130)	47.55
Forfeited	(118,497)	54.72
Unvested at January 31, 2018	2,103,281	56.45
Granted	1,367,751	40.03
Vested	(994,500)	53.27
Forfeited	(81,016)	53.57
Unvested at January 31, 2019	2,395,516	48.49
Granted	1,329,288	54.54
Vested	(1,012,581)	51.24
Forfeited	(94,957)	54.26
Unvested at January 31, 2020	2,617,266	$50.30

Total fair value as of the respective vesting dates of restricted stock and restricted stock units vested for the fiscal years ended January 31, 2020, 2019 and 2018 was approximately $52.1 million, $42.9 million, and $52.1 million, respectively. As of January 31, 2020, the aggregate intrinsic value of unvested restricted stock units was $154.8 million.

12. Net Income (Loss) Per Ordinary Share

The following table sets forth the computation of basic and diluted net income (loss) per ordinary share for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(44,792)	$(30,447)	$18,852
Denominator:
Weighted-average ordinary shares - basic	33,083,562	32,713,606	33,224,803
Effect of dilutive securities:
Employee stock options	—	—	961,797
Restricted stock and restricted stock units	—	—	390,145
Employee stock purchase plan	—	—	6,405
Weighted-average ordinary shares - diluted	33,083,562	32,713,606	34,583,150
Net income (loss) per ordinary share:
Basic	$(1.35)	$(0.93)	$0.57
Diluted	$(1.35)	$(0.93)	$0.55

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income (loss) per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2020	2019	2018
Options to purchase ordinary shares	913,678	1,190,607	280,907
Restricted stock and restricted stock units	1,139,269	1,522,903	907,208
Employee stock purchase plan	8,530	26,831	15,506
	2,061,477	2,740,341	1,203,621

13. Income Taxes

Income (loss) before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
U.S. operations	$845	$1,381	$2,683
Non-U.S. operations	(42,473)	(35,933)	23,046
Income (loss) before income taxes	$(41,628)	$(34,552)	$25,729

Income tax provision (benefit) consisted of the following for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Current:
U.S. federal tax	$1,440	$1,290	$3,321
U.S. state taxes	3	2	4
Non-U.S. foreign taxes	1,540	1,561	1,435
	2,983	2,853	4,760
Deferred:
U.S. federal tax	182	(7,077)	2,185
U.S. state taxes	—	—	—
Non-U.S. foreign taxes	(1)	119	(68)
	181	(6,958)	2,117
Provision (benefit) for income taxes	$3,164	$(4,105)	$6,877

The Company consists of a Cayman Islands parent company with various foreign and U.S. Subsidiaries. Moreover, effective from December 31, 2019, the Company has structured its activities to comply with the International Tax Co-Operation (Economic Substance) Law, 2018 in the Cayman Islands. As part of the new structure, the Company is the general partner of a Canadian limited partnership, the ultimate beneficial owner, and is allocated all of the earnings of the partnership. The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. Under the current laws of the Cayman Islands, the Company is not subject to tax on its income. For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, a notional U.S. 21.0%, 21.0% and 33.8% rates are applied to pretax income (loss) as a result of the following for the periods indicated, respectively:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Provision at U.S. notional statutory rate	$(8,742)	$(7,256)	$8,699
U.S. state taxes	3	2	2
Non-U.S. foreign tax differential	10,458	9,226	(6,424)
Stock-based compensation	4,172	4,715	4,645
U.S. R&D credit	(3,109)	(2,770)	(2,408)
Valuation allowance	—	(7,990)	(1)
Change in tax rate	—	—	2,252
Other	382	(32)	112
Provision (benefit) for income taxes	$3,164	$(4,105)	$6,877

       On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the United States. The tax legislation contains several provisions that impacted the Company, including the reduction of the corporate income tax rate from 35% to 21%, acceleration of business asset expensing, and a reduction in the amount of executive pay that may qualify as a tax deduction, among others. The income tax benefit recorded for the fiscal year ended January 31, 2019 includes the impact of the Tax Act.

        Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2020 and 2019 were as follows:

	As of January 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Federal and state credits	$21,275	$19,426
Expenses not currently deductible	593	575
Operating lease liabilities	2,023	—
Stock-based compensation	3,203	3,202
Foreign deferred	132	122
Gross deferred tax assets	27,226	23,325
Valuation allowance	(14,670)	(12,526)
Total deferred tax assets	$12,556	$10,799
Deferred tax liabilities
Property and equipment	(1,469)	(1,505)
Operating lease assets	(1,974)	—
Net deferred tax assets	$9,113	$9,294

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additional	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2020	$12,526	2,144	—	—	$14,670
Year ended January 31, 2019	$18,538	1,978	—	(7,990)	$12,526
Year ended January 31, 2018	$15,061	3,477	—	—	$18,538

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign affiliates in the U.S., Canada, China, Taiwan, Italy and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2020 would be $11.9 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $78.5 million at January 31, 2020.

As of January 31, 2020 and 2019, the Company had deferred tax assets (net of deferred tax liabilities) before valuation allowance, of $23.8 million and $21.8 million, respectively. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In the fourth quarter of fiscal year 2019, the Company determined that, based on its cumulative profits before taxes and estimates of future forecasts of continued profitability in the United States, sufficient positive evidence existed to conclude that the valuation allowance on the U.S. federal research and development credit carryforwards was no longer needed. Accordingly, the Company realized approximately $8.0 million in deferred tax assets and a corresponding decrease in income tax expense related to the release of the valuation allowance for the U.S. federal research and development credit carryforwards.

The Company has $81.3 million and $15.7 million of federal and California net operating loss carryforwards as of January 31, 2020. The federal and California net operating loss carryforwards begin to expire in fiscal year 2035, if not utilized. For financial statement purposes these carry forwards are offset by uncertain tax positions.

The Company also has Federal and California state research and development credit carryforwards of approximately $20.4 million and $23.2million, respectively, at January 31, 2020. The Federal credits begin to expire in fiscal year 2033. The California credits can be carried forward indefinitely.

The Company reports its U.S. state deferred tax assets and related valuation allowance, net of the U.S federal tax rate of 21%. As of January 31, 2020, the Company has recorded a valuation allowance of $14.7 million against all of its U.S. state deferred tax assets due to uncertainty regarding the future utilization of these deferred tax assets.

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

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2020, the Company had approximately $42.7 million in unrecognized tax benefits, $36.2 million of which would affect the Company’s effective tax rate if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation recorded for state deferred tax assets. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Beginning balance:	$37,531	$34,117	$37,977
Additions based on tax positions related to the current year	4,964	3,922	7,892
Additions for tax positions of prior years	252	109	28
Reductions for tax positions in prior years	—	(552)	(11,313)
Settlements for prior periods	—	—	—
Lapse of applicable statute of limitations	(52)	(65)	(467)
Ending balance:	$42,695	$37,531	$34,117

The Company classified $7.5 million and $6.3 million of income tax liabilities as other long term liabilities as of January 31, 2020 and 2019, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded $358,000, $263,000 and $37,000 of interest expense and penalties related to uncertain tax positions for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. The Company recorded noncurrent liabilities of $760,000 and $403,000 related to interest and penalties for uncertain tax positions at January 31, 2020 and 2019, respectively.

The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state and foreign jurisdictions. The tax years 2013 to 2019 remain open to examination by U.S. federal tax authorities. The tax years 2009 to 2019 remain open to examination by U.S. state tax authorities. The tax years 2014 to 2019 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

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

As of January 31, 2020, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $8.3 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

On July 27, 2015, in Altera Corp. v. Commissioner, the United States Tax Court issued an opinion invalidating the 2003 final Treasury regulations that requires participants in a qualified cost-sharing arrangement to share stock-based compensation. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. In February 2016, the IRS appealed the ruling to the United States Court of Appeals for the Ninth Circuit. On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion (“Altera Ninth Circuit Panel Opinion”) that reversed the Tax Court Decision. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit but was denied on November 12, 2019. On February 10, 2020, Altera Corp. filed a petition to appeal the decision with the Supreme Court of the United States. Due to the uncertainty related to the final resolution of this issue, the Company has not recorded tax benefits in its consolidated statements of operations for the fiscal year ended January 31, 2020. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

14. Commitments and Contingencies

          Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of January 31, 2020 and 2019, total manufacturing purchase commitments were approximately $35.9 million and $28.2 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of January 31, 2020 and 2019, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Taiwan	$137,946	$132,199	$174,486
Asia Pacific	66,867	66,981	57,862
Europe	11,134	18,244	45,185
North America other than United States	8,402	7,028	11,110
United States	4,383	3,316	6,759
Total revenue	$228,732	$227,768	$295,402

Substantially all of the Company’s property and equipment were located in the United States, Asia Pacific region and Europe. As of January 31, 2020, the net amount of these fixed assets located in these regions was approximate $1.7 million, $2.8 million and $1.1 million, respectively. As of January 31, 2019, the net amount of these fixed assets located in these regions was approximately $2.1 million, $3.2million and $1.4 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable for the fiscal year ended January 31, 2020 were Wintech and Chicony which accounted for approximately 60% and 18% of total revenue, respectively. For the fiscal year ended January 31, 2019, the customers representing 10% or more of revenue and accounts receivables were Wintech and Chicony which accounted for approximately 58% and 16% of total revenue, respectively. For the fiscal year ended January 31, 2018, the customers representing 10% or more of revenue and accounts receivable were Wintech and GoPro Inc., or GoPro, which accounted for approximately 59% and 12% of total revenue, respectively. Accounts receivable from Wintech and Chicony accounted for approximately $3.8 million and $10.8 million as of January 31, 2020, respectively. Accounts receivable from Wintech and Chicony accounted for approximately $14.3 million and $6.9 million as of January 31, 2019, respectively.

16. Related-Party Transactions

The Company considers an entity to be a related party if it owns more than 10% of the Company’s total voting stock at the end of each reporting period or if an officer or employee of an entity also serves on the Company’s board of directors or if it is a significant shareholder and has material business transactions with the Company.

The Company enters into software license agreements with Cadence from time to time. The Chief Executive Officer of Cadence, who is also a Director of Cadence, was a member of the Company’s Board of Directors until June 7, 2017. Starting from fiscal year 2019, Cadence was no longer a related party of the Company. The Company paid $3.6 million of license fee to Cadence for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. License amortization expense related to these agreements included in research and development expense was approximately $4.2 million, $3.4 million and $3.2 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

17. Subsequent Events

           From February 1, 2020 to March 26, 2020, the Company repurchased a total of 25,719 shares for approximately $1.0 million in cash. As of March 26, 2020, there was approximately $49.0 million available for repurchases under the Company’s repurchase program through June 30, 2020.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBITS INDEX

Exhibit Number	Description

2.1(1)

Quota Purchase Agreement, dated as of June 25, 2015, by and among the Registrant, the University of Parma, Alberto Broggi, Massimo Bertozzi, Paolo Grisler, Pietro Cerri, Rean Fedriga, Paolo Medici, Luca Bombini, Stefano Cattani, Mirko Felisa, Pier Paolo Porta, and Paolo Zani.

3.1(2)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of Ambarella, Inc.

4.1	Description of Share Capital of Ambarella, Inc.

10.1.1(2)*	Amended and Restated 2004 Stock Plan

10.1.2(3)*	Form of Stock Option Agreement under Amended and Restated 2004 Stock Plan

10.1.3(2)*	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2004 Stock Plan

10.2.1(4)*	Amended and Restated 2012 Equity Incentive Plan

10.2.2(2)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(2)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.4(2)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.2.5(4)*	Form of Performance-Based Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.3(1)*	Amended and Restated 2012 Employee Stock Purchase Plan

10.4(2)*	Form of Indemnification Agreement

10.5(8)*	Offer Letter entered into by Ambarella Corp. with Kevin C. “Casey” Eichler dated July 26, 2018

10.6.1(3)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.6.2(8)*

Form of Amended and Restated Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.7.7(9)*	Description of Executive Bonus Plan for Fiscal Year 2020

10.8.1(5)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(5)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(6)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.4(1)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.4(10)	Amendment to the Sales Representative Agreement dated June 1, 2019 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.9.1(7)	Lease Agreement dated March 1, 2013 by and between Ambarella Corporation and Westcore Jay, LLC.

10.9.2(1)	Second Amendment to Lease Agreement dated as of August 27, 2015 by and between Ambarella Corporation and DPF JAY OWNER, LLC.

10.9.3(11)	Standard Lease between Ambarella Corporation and The Realty Associates Fund XI Portfolio, L.P., dated as of August 8, 2019

21.1	List of subsidiaries of Ambarella, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, has been formatted in Inline XBRL and included in Exhibit 101

(1)	Incorporated by reference to the Form 10-Q filed on September 8, 2015.
(2)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 13, 2012.
(3)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(4)	Incorporated by reference to the Form 10-K filed on March 30, 2017.
(5)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(6)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on October 5, 2012.
(7)	Incorporated by reference to the Form 10-K filed on April 4, 2013.
(8)	Incorporated by reference to the Form 10-Q filed on September 7, 2018.
(9)	Incorporated by reference to the Form 8-K filed on March 6, 2019.
(10)	Incorporated by reference to the Form 10-Q filed on September 6, 2019.
(11)	Incorporated by reference to the Form 10-Q filed on December 6, 2019.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 27, 2020.

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