Form 10-Q
period 2020-04-30
AMBARELLA INC
filed 2020-06-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

The number of ordinary shares of the Registrant outstanding as of June 1, 2020 was 34,346,866 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 30,	January 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$236,585	$231,403
Marketable debt securities	174,742	173,345
Accounts receivable, net	20,684	18,487
Inventories	21,957	22,971
Restricted cash	9	9
Prepaid expenses and other current assets	4,789	4,975
Total current assets	458,766	451,190
Property and equipment, net	5,401	5,614
Deferred tax assets, non-current	9,943	10,400
Intangible assets, net	16,391	17,826
Operating lease right-of-use assets, net	9,272	9,935
Goodwill	26,601	26,601
Other non-current assets	5,359	5,710
Total assets	$531,733	$527,276
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	20,589	14,910
Accrued and other current liabilities	27,262	34,970
Operating lease liabilities, current	2,101	2,181
Income taxes payable	749	691
Deferred revenue, current	802	701
Total current liabilities	51,503	53,453
Operating lease liabilities, non-current	7,386	7,975
Other long-term liabilities	17,261	17,776
Total liabilities	76,150	79,204
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2020 and January 31, 2020, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at April 30, 2020 and January 31, 2020, respectively; 34,342,097 shares issued and outstanding at April 30, 2020; 33,805,609 shares issued and outstanding at January 31, 2020	15	15
Additional paid-in capital	284,557	261,220
Accumulated other comprehensive income	405	768
Retained earnings	170,606	186,069
Total shareholders’ equity	455,583	448,072
Total liabilities and shareholders' equity	$531,733	$527,276

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue	$54,645	$47,188
Cost of revenue	22,625	19,335
Gross profit	32,020	27,853
Operating expenses:
Research and development	34,200	33,017
Selling, general and administrative	13,435	13,077
Total operating expenses	47,635	46,094
Loss from operations	(15,615)	(18,241)
Other income, net	1,278	2,196
Loss before income taxes	(14,337)	(16,045)
Provision for income taxes	1,126	1,266
Net loss	$(15,463)	$(17,311)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.45)	$(0.53)
Diluted	$(0.45)	$(0.53)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	34,080,330	32,492,044
Diluted	34,080,330	32,492,044

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended April 30,
	2020	2019
Net loss	$(15,463)	$(17,311)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(363)	254
Other comprehensive income (loss), net of tax	(363)	254
Comprehensive loss	$(15,826)	$(17,057)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2020	33,805,609	$15	$261,220	$768	$186,069	$448,072
Issuance of shares through employee equity incentive plan	478,643	—	6,463	—	—	6,463
Issuance of shares through employee stock purchase plan	83,564	—	2,660	—	—	2,660
Stock repurchase	(25,719)		(1,000)			(1,000)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,214	—	—	15,214
Net unrealized losses on investments - net of taxes	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(15,463)	(15,463)
Balance--April 30, 2020	34,342,097	$15	$284,557	$405	$170,606	$455,583

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2019	32,303,540	$15	$188,516	$97	$230,861	$419,489
Issuance of shares through employee equity incentive plan	335,301	—	1,520	—	—	1,520
Issuance of shares through employee stock purchase plan	99,759	—	3,063	—	—	3,063
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,423	—	—	15,423
Net unrealized gains on investments - net of taxes	—	—	—	254	—	254
Net loss	—	—	—	—	(17,311)	(17,311)
Balance--April 30, 2019	32,738,600	$15	$208,522	$351	$213,550	$422,438

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,463)	$(17,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,872	2,708
Amortization/accretion of marketable debt securities	10	(378)
Stock-based compensation	16,036	16,460
Deferred income taxes	457	21
Other non-cash items, net	(38)	142
Changes in operating assets and liabilities:
Accounts receivable	(2,197)	(245)
Inventories	1,014	617
Prepaid expenses and other current assets	193	1,007
Other assets	351	60
Accounts payable	5,679	3,254
Accrued liabilities	(1,343)	(454)
Income taxes payable	58	(311)
Deferred revenue	101	36
Lease Liabilities	(689)	(727)
Other long-term liabilities	598	453
Net cash provided by operating activities	7,639	5,332
Cash flows from investing activities:
Purchase of investments	(49,077)	(35,583)
Sales of investments	13,601	10,023
Maturities of investments	33,740	29,195
Purchase of property and equipment	(428)	(513)
Net cash provided by (used in) investing activities	(2,164)	3,122
Cash flows from financing activities:
Stock repurchase	(1,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,912	2,938
Payment for intangible asset	(1,205)	(995)
Net cash provided by (used in) financing activities	(293)	1,943
Net increase in cash, cash equivalents and restricted cash	5,182	10,397
Cash, cash equivalents and restricted cash at beginning of period	231,412	194,058
Cash, cash equivalents and restricted cash at end of period	$236,594	$204,455
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$370	$797
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to intangible and fixed assets additions	$67	$372

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the “Company”) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power semiconductor solutions offering high-definition (HD) and Ultra HD compression, image processing, and deep neural network processing. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrated high-definition video processing, image processing, artificial intelligence (AI) computer vision algorithms, audio processing and system functions onto a single chip, delivering exceptional video and image quality, differentiated functionality and low power consumption. The Company is currently addressing a broad range of human and computer vision applications, including professional and consumer security cameras, automotive cameras such as advanced driver assistance systems (ADAS), electronic mirrors, drive recorders, driver/cabin monitoring systems, autonomous driving, and industrial and robotic applications.

The Company sells its solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2020 fiscal year filed with the SEC on March 27, 2020 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

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

The Company also assessed the impacts of COVID-19 on the above accounting matters as of April 30, 2020 and through the date of this report. While there was not a material impact as of and for the quarter ended April 30, 2020, future actual magnitude and duration of COVID-19, as well as other associated factors, could result in material negative impacts to its condensed consolidated financial statements in future reporting periods.

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

Financial Instruments

On February 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method. Under this new guidance, the Company recognizes credit losses based on a forward-looking current expected credit losses (CECL) model instead of the previous incurred loss model for financial instruments, including accounts receivable. The Company’s accounts receivable are recorded at invoiced amount less an allowance for any potentially uncollectible amounts. Accordingly, the Company makes estimates of expected credit losses for the allowance for doubtful accounts based upon its assessment of various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers.

The Company considers all highly liquid debt security investments with original maturities of less than three months at the time of purchase to be cash equivalents. Debt security investments that are highly liquid with original maturities at the time of purchase greater than three months are considered marketable debt securities. The Company classifies these investments as “available-for-sale” (AFS) securities. Instead of the previous "other than temporary" impairment model, the Company now estimates the expected losses whenever a security’s fair value is below its amortized cost basis. The expected loss is computed at an individual security level using the discounted cash flow method with the effective interest rate on the purchase date. In the determination of credit-related losses, the Company excludes securities with zero loss expectation such as assets backed by government agencies. There are various factors considered in its assessment of credit-related losses, including the extent to which the fair value is less than the amortized cost basis, adverse conditions related to an industry or an underlying loan obligator, the payment structure of the security, changes to the rating of the security and other factors that may affect the security credit. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income in the condensed consolidated balance sheets.

The cumulative effect adjustment upon the adoption on February 1, 2020 was immaterial. The credit-related losses and associated allowance amount from the Company’s financial instruments were not material as of April 30, 2020, respectively.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of April 30, 2020 and January 31, 2020, the restricted cash was immaterial. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	April 30, 2020	January 31, 2020	April 30, 2019	January 31, 2019
	(in thousands)
Cash and cash equivalents	$236,585	$231,403	$204,444	$194,047
Restricted cash	9	9	11	11
Total as presented in the consolidated statements of cash flows	$236,594	$231,412	$204,455	$194,058

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three months ended April 30, 2020 and 2019, respectively.

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

Leases

Effective February 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases. As a result, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the practical expedient that does not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU and liability calculation if it is reasonably certain that the Company will exercise the option. The Company's finance leases are immaterial as of April 30, 2020 and January 31, 2020, respectively.

Revenue Recognition

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

The sale of semiconductor products accounts for the substantial majority of the Company’s consolidated revenue. Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty, supply and other rights. The Company considers an accepted customer purchase order, governed by sales agreement, to be the contract with the customer. For each contract, the Company considers the promise to transfer tangible products to be the identified performance obligation. Product sales contracts may include volume-based tiered pricing or rebates that are fulfilled in cash or product. In determining the transaction price, the Company accounts for the right of returns, cash rebates, commissions and other pricing adjustments as variable consideration, estimates these amounts based on the expected amount to be provided to customers and reduces the revenue recognized. The Company estimates sales returns and rebates based on the Company’s historical patterns of return and pricing credits. As the Company’s standard payment terms are 30 days to 60 days, the contracts have no financing component. Under ASC 606, the Company estimates the total consideration to be received by using the expected value method for each contract, computes weighted average selling price for each unit shipped in cases where there is a material right due to the presence of volume-based tiered pricing, allocates the total consideration between the identified performance obligations, and recognizes revenue when control of its goods and services is transferred to its customers. The Company considers product control to be transferred at a point in time upon shipment or delivery because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three months ended April 30, 2020 and 2019, respectively.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to satisfied but unbilled performance obligations associated with its engineering service agreements at the reporting date. As of April 30, 2020 and January 31, 2020, the contract assets for these unbilled receivables were not material. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the three months ended April 30, 2020 and 2019, the Company did not recognize any material revenue adjustment, respectively, related to performance obligations satisfied in prior periods released from this deferred revenue. As of April 30, 2020 and January 31, 2020, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of April 30, 2020 and January 31, 2020, respectively. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to original expected contract duration of one year or less and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment and tools and allocation of facility costs, net of any research and development grants. As of April 30, 2020, there was approximately $1.2 million of grants recorded in prepaid expenses and other current assets and approximately $2.8 million of grants recorded in other non-current assets in the condensed consolidated balance sheets.

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

There were no other significant updates to the recently issued accounting standards other than as disclosed above.

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

	As of April 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$2,011	$—	$—	$2,011
Commercial paper	61,902	—	—	61,902
Corporate bonds	103,681	726	(599)	103,808
Asset-backed securities	23,742	152	(18)	23,876
U.S. government securities	20,059	144	—	20,203
Total cash equivalents and marketable debt securities	$211,395	$1,022	$(617)	$211,800

	As of January 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,284	$—	$—	$8,284
Commercial paper	63,390	—	—	63,390
Corporate bonds	95,053	653	—	95,706
Asset-backed securities	23,062	69	(2)	23,129
U.S. government securities	20,524	48	—	20,572
Total cash equivalents and marketable debt securities	$210,313	$770	$(2)	$211,081

          As of April 30, 2020, there were no debt securities with unrealized losses for more than twelve months.

	As of
	April 30, 2020	January 31, 2020
	(in thousands)
Included in cash equivalents	$37,058	$37,736
Included in marketable debt securities	174,742	173,345
Total cash equivalents and marketable debt securities	$211,800	$211,081

The contractual maturities of the investments at April 30, 2020 and January 31, 2020 were as follows:

	As of
	April 30, 2020	January 31, 2020
	(in thousands)
Due within one year	$144,722	$146,267
Due within one to three years	67,078	64,814
Total cash equivalents and marketable debt securities	$211,800	$211,081

The unrealized losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. Upon adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income in the condensed consolidated balance sheets. The credit-related losses of the Company’s financial instruments were not material as of April 30, 2020.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of April 30, 2020 and January 31, 2020, respectively:

	As of April 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$2,011	$2,011	$—	$—
Commercial paper	61,902	—	61,902	—
Corporate bonds	103,808	—	103,808	—
Asset-backed securities	23,876	—	23,876	—
U.S. government securities	20,203	—	20,203	—
Total cash equivalents and marketable debt securities	$211,800	$2,011	$209,789	$—

	As of January 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,284	$8,284	$—	$—
Commercial paper	63,390	—	63,390	—
Corporate bonds	95,706	—	95,706	—
Asset-backed securities	23,129	—	23,129	—
U.S. government securities	20,572	—	20,572	—
Total cash equivalents and marketable debt securities	$211,081	$8,284	$202,797	$—

3. Inventories

Inventories at April 30, 2020 and January 31, 2020 consisted of the following:

	As of
	April 30, 2020	January 31, 2020
	(in thousands)
Work-in-progress	$12,773	$10,133
Finished goods	9,184	12,838
Total	$21,957	$22,971

4. Property and Equipment, Net

Depreciation expense was approximately $0.7 million for the three months ended April 30, 2020 and 2019, respectively. Property and equipment at April 30, 2020 and January 31, 2020 consisted of the following:

	As of
	April 30, 2020	January 31, 2020
	(in thousands)
Computer equipment and software	$10,598	$10,282
Machinery and equipment	6,377	6,317
Furniture and fixtures	969	969
Leasehold improvements	2,380	2,356
Construction in progress	70	63
	20,394	19,987
Less: accumulated depreciation and amortization	(14,993)	(14,373)
Total property and equipment, net	$5,401	$5,614

5. Intangible Assets, Net

The intangible assets primarily consist of $4.1 million of in-process research and development (“IPR&D”) from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $12.3 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. Once research and development efforts are completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of April 30, 2020, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of April 30, 2020, $4.4 million was recorded in accrued and other current liabilities and $7.0 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The carrying amounts of intangible assets as of April 30, 2020 and January 31, 2020 were as follows:

	As of April 30, 2020			As of January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software licenses	27,291	(15,000)	12,291	27,203	(13,477)	13,726
Total acquired intangible assets	$31,391	$(15,000)	$16,391	$31,303	$(13,477)	$17,826

The amortization expense related to these software licenses was approximately $1.5 million and $1.3 million for the three months ended April 30, 2020 and 2019, respectively. The estimated future amortization expense of these software licenses as of April 30, 2020 is as follows:

As of
April 30, 2020
Fiscal Year	(in thousands)
2021 (9 months remaining)	$4,319
2022	4,553
2023	3,419
2024	—
2025	—
Thereafter	—
Total future amortization expenses:	$12,291

IPR&D is required to be tested for impairment at least annually in the fourth fiscal quarter or sooner whenever events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the three months ended April 30, 2020 and 2019, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at April 30, 2020 and January 31, 2020 consisted of the following:

	As of
	April 30, 2020	January 31, 2020
	(in thousands)
Accrued employee compensation	$9,949	$16,874
Accrued rebates	90	54
Accrued product development costs	10,454	10,885
Software license liabilities, current	4,386	4,388
Other accrued liabilities	2,383	2,769
Total accrued and other current liabilities	$27,262	$34,970

The decrease in employee compensation liabilities was primarily due to $7.7 million of annual bonus paid in March 2020, of which $2.3 million was paid in cash and $5.4 million was settled with restricted stock units.

7. Leases

The Company has entered into various operating leases for its worldwide office facilities and recorded approximately $0.7 million of operating lease expense for the three months ended April 30, 2020 and 2019, respectively. The Company's short-term leases and finance leases were not material as of April 30, 2020 and January 31, 2020, respectively.

Supplemental cash flow information related to leases is as follows:

Three Months Ended
April 30, 2020
(in thousands)
Cash paid for operating leases included in operating cash flows	$689
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$88

As of April 30, 2020, the weighted average remaining lease term is 4.90 years, and the weighted average discount rate is 4.43 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
April 30, 2020
Fiscal Year	(in thousands)
2021 (9 months remaining)	$1,784
2022	2,355
2023	1,644
2024	1,693
2025	1,740
Thereafter	1,208
Total future annual minimum lease payments	10,424
Less: interest	(937)
Total lease liabilities	$9,487

8. Other Long-Term Liabilities

Other long-term liabilities at April 30, 2020 and January 31, 2020 consisted of the following:

	As of
	April 30, 2020	January 31, 2020
	(in thousands)
Unrecognized tax benefits, including interest	$8,782	$8,261
Deferred tax liabilities, non-current	1,287	1,288
Software license liabilities, non-current	7,046	8,159
Other long-term liabilities	146	68
Total other long-term liabilities	$17,261	$17,776

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of April 30, 2020 and January 31, 2020, respectively.

Ordinary shares

As of April 30, 2020 and January 31, 2020, a total of 200,000,000 ordinary shares were authorized.

On February 1, 2020, the Company added 1,521,252 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 Equity Incentive Plan, or EIP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

On February 1, 2020, the Company added 422,570 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2020 and January 31, 2020, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	April 30, 2020	January 31, 2020
Shares reserved for options, restricted stock and restricted stock units under EIP	7,087,717	6,045,108
Shares reserved for ESPP	2,398,510	2,059,504

Shares repurchased

         On March 16, 2020, the Company repurchased a total of 25,719 shares for approximately $1.0 million in cash. Since the inception of the repurchase programs in June 2016, a total of $275.0 million has been authorized, and a total of 4,011,595 shares have been repurchased for approximately $175.8 million in cash. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. As of April 30, 2020, there was $49.0 million available for repurchases under the repurchase program through June 30, 2020.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Stock-based compensation:
Cost of revenue	$297	$267
Research and development	9,896	10,204
Selling, general and administrative	5,843	5,989
Total stock-based compensation	$16,036	$16,460

During the three months ended April 30, 2020, approximately $0.8 million of stock-based compensation expense was accrued in the accrued and other current liabilities in the condensed consolidated balance sheets. As of April 30, 2020, total unrecognized compensation cost related to unvested stock options was $3.5 million and is expected to be recognized over a weighted-average period of 2.39 years. Total unrecognized compensation cost related to unvested restricted stock units was $122.8 million and is expected to be recognized over a weighted-average period of 2.42 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2020	2019
Stock Options:
Volatility	50%	52%
Risk-free interest rate	0.74%	2.49%
Expected term (years)	5.89	5.88
Dividend yield	0%	0%
Employee stock purchase plan awards:
Volatility	61%	48%
Risk-free interest rate	0.29%	2.52%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2020	1,124,646	$32.93
Granted	7,200	50.77	$23.85
Exercised	(75,870)	14.66		$3,369
Forfeited	(2,929)	47.68
Expired	(350)	40.60
Outstanding at April 30, 2020	1,052,697	34.33			4.28	$22,404
Exercisable at April 30, 2020	903,782	$31.92			3.59	$21,555

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on April 30, 2020 was $52.58, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes the restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2020	2,617,266	$50.30
Granted	505,261	53.26
Vested	(402,773)	51.89
Forfeited	(36,338)	54.75
Unvested at April 30, 2020	2,683,416	$50.56

As of April 30, 2020, the aggregate intrinsic value of unvested restricted stock units was $141.1 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(15,463)	$(17,311)
Denominator:
Weighted-average ordinary shares - basic	34,080,330	32,492,044
Weighted-average ordinary shares - diluted	34,080,330	32,492,044
Net loss per ordinary share:
Basic	$(0.45)	$(0.53)
Diluted	$(0.45)	$(0.53)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2020	2019
Options to purchase ordinary shares	771,769	1,003,060
Restricted stock and restricted stock units	1,441,462	926,156
Employee stock purchase plan	31,092	17,469
	2,244,323	1,946,685

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Loss before income taxes	$(14,337)	$(16,045)
Provision for income taxes	1,126	1,266
Effective tax rate	(7.9)%	(7.9)%

The Company recorded an income tax provision of $1.1 million and $1.3 million for the three months ended April 30, 2020 and 2019, respectively. The decrease in income tax expense was primarily due to a decrease in loss before income taxes as compared to the same period in the prior fiscal year, partially offset by a decrease in the proportion of profits generated in lower tax jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), P.L. 116-136, was passed into law, amending portions of certain relevant US tax laws. The CARES Act includes a number of federal income tax law changes, including, but not limited to: 1) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, 2) accelerating alternative minimum tax credit refunds, 3) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and 4) providing a technical correction for depreciation related to qualified improvement property. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers, and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020. The Company has preliminarily evaluated the impact of the CARES Act and does not expect it will have a material impact on the Company’s condensed consolidated financial statements.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2020, the gross amount of unrecognized tax benefits was approximately $43.3 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. As of April 30, 2020 and January 31, 2020, total manufacturing purchase commitments were approximately $32.6 million and $35.9 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of April 30, 2020 and January 31, 2020, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Taiwan	$34,460	$27,600
Asia Pacific	14,028	14,488
Europe	2,253	3,483
North America other than United States	2,673	883
United States	1,231	734
Total revenue	$54,645	$47,188

As of April 30, 2020, substantially all of the Company’s property and equipment, net, was located in the United States, Asia Pacific region and Europe with approximate net amounts of $1.7 million, $2.6 million and $1.0 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 63% and 15% of total revenue for the three months ended April 30, 2020, respectively. For the three months ended April 30, 2019, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 59% and 18% of total revenue, respectively. Accounts receivable with Wintech and Chicony was approximately $6.3 million and $8.7 million as of April 30, 2020, respectively.

15. Subsequent Events

         On May 29, 2019, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s ordinary shares through June 30, 2020. On May 29, 2020, the Board approved an extension of this program for an additional twelve months ending June 30, 2021. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. As of June 5, 2020, there were 25,719 shares repurchased and approximately $49.0 million available for repurchases under the program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2020 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2020 fiscal year filed with the Securities and Exchange Commission, or SEC, on March 27, 2020.

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity and our ability to compete in such markets, our product strategy, our ability to develop and introduce new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our repurchase programs, our expectations about taxes and operating expenses, the availability of third-party components and economic and political conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the ongoing and potential impact of the COVID-19 pandemic on our operations or the operations of our supply chain or our customers; risks associated with the overall economy; the commercial success of our customers’ products; our growth strategy; fluctuations in our operating results; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate or seek to operate; our expectations regarding computer vision; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” and Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

We are a leading developer of semiconductor solutions for video that enable high-definition, or HD, video capture, analysis, sharing and display. In the last ten years, we have primarily focused on providing video and image processors for professional and consumer camera devices, such as internet protocol, or IP, security cameras, wearable sports cameras, drones and aftermarket automotive video recorders. Over the last several years, our development efforts focused on creating advanced artificial intelligence, or AI, computer vision, or CV, algorithms and high-performance, low-power hardware platforms to enhance processing acceleration, which we refer to as our CVflow™ architecture. The CVflow architecture supports a variety of computer vision algorithms, including stereovision, object identification and motion detection, obstacle detection and avoidance, terrain mapping technology, and face recognition, and allows customers to differentiate their products by porting their own algorithms and neural networks to our CVflow-based chips. Our system-on-a-chip, or SoC, designs fully integrate HD video processing, image processing, AI, computer vision functionality, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These computer vision-based technologies are allowing us to address a broader range of markets and applications requiring AI video features, including IP security cameras, automotive cameras, consumer cameras, and industrial and robotic markets and applications.

Our revenue over the last three years has been generated primarily from sales of our SoC solutions for incorporation into specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras, IP security cameras and cameras incorporated into drones. Our revenue from several of these markets, however, has recently experienced significant declines.  As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within the camera markets, particularly in the professional IP security and home security and monitoring camera markets, as well as emerging markets such as AI-enabled security cameras, AI-based driving applications, including auto-parking, driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, OEM automotive advanced driver assistance systems, or ADAS, applications and industrial and robotics markets. We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets.

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

Financial Highlights and Trends

•

We recorded revenue of $54.6 million for the three months ended April 30, 2020, an increase of 15.8% as compared to the same period in the prior fiscal year. The increase in revenue was primarily attributable to higher revenue from the IP security camera, sports camera and drone markets. In the consumer IP security camera market, continued adoption of our solutions by new customers resulted in significant revenue growth in the home security and monitoring market in the North America region. In the professional IP security camera market, despite slow demand from our two largest China customers and lower demand in the Asia and Europe regions, shipment growth for our computer vision-based solutions in the North America region resulted in a net revenue increase for the three months ended April 30, 2020. Higher demand from Dajiang Innovation Technology Inc., or DJI, for our solutions resulted in higher revenue in the sports camera and drone markets in the first quarter of fiscal year 2021. The increased revenue was partially offset by decreased revenue in the automotive and other consumer markets, including the non-sports wearable cameras and virtual reality markets. In the automotive markets, despite customers’ initial purchases of our computer vision-based solutions in the OEM video recorder market, an overall slowdown in the automotive industry resulted in flat revenue in this market and decreased revenue in the automotive aftermarket for the three months ended April 30, 2020.

•

We recorded an operating loss of $15.6 million for the three months ended April 30, 2020, as compared to an operating loss of $18.2 million for the three months ended April 30, 2019. The decreased operating loss was primarily due to increased revenue, partially offset by a decrease in gross margin and increased operating expenses. The increase in operating expenses related primarily to increased engineering headcount and increased SoC development costs due to project timing and the number of chips in development, partially offset by decreased equipment expense and consulting services.

•

We generated cash flows from operating activities of $7.6 million for the three months ended April 30, 2020, as compared to $5.3 million for the three months ended April 30, 2019. The increased cash flows from operating activities were primarily due to increased revenue and increased liabilities associated with the timing of payments to suppliers. The increased cash flows from operating activities were partially offset by decreased cash receipts associated with the timing of payments from customers.

•

On March 16, 2020, we repurchased a total of 25,719 of our ordinary shares for approximately $1.0 million in cash. The repurchased shares were recorded as authorized but unissued shares. As of April 30, 2020, there was approximately $49.0 million available for repurchases under our repurchase program and such program has been extended for an additional twelve months through June 30, 2021.

Factors Affecting Our Performance

COVID-19 Could Adversely Affect our Business in a Material Way. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of remote or work from home conditions in many of the locations where we have offices. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the remote or work from home conditions in any of our offices continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Similarly, while we have not yet experienced a major disruption in our supply chain as a result of the COVID-19 pandemic, if there is a significant outbreak that impacts Samsung Electronic Corporation’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. The pandemic may also impact our customers’ ability to manufacture their products, support their customers or reduce or delay demand for their products, which could, in turn, reduce demand for our solutions. For example, in the quarter ended April 30, 2020, we saw an overall slowdown in the automotive industry which negatively impacted our revenue related to our computer vision-based solutions in the OEM video recorder market. While we cannot quantify specific impacts of the COVID-19 pandemic or actions taken by governments and businesses in response thereto, our results of operations and financial condition may be negatively affected if we encounter supply chain problems, reductions in demand due to our customers or end customers having problems, or other unexpected COVID-19 ramifications.

Political and Trade Relations Between the United States and China Could Adversely Affect our Business in a Material Way. Trade tensions between the United States and China have been escalating, which has, in our view, created and will continue to create an uncertain business environment. If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. Even in the absence of new tariffs or trade restrictions, it is possible that China customers or potential customers could take actions to reduce dependence on the supply of components subject to United States trade laws, including our solutions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers.  In addition, the escalating social and political tensions in Hong Kong could, in the future, impact the operation of our warehouse facility in Hong Kong, through which a substantial majority of our finished SoCs are shipped to customers or logistic partners. Continued deterioration in political, social or economic conditions in Hong Kong or future actions by the Chinese or U.S. governments, could possibly result in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses. The materialization of these risks could have a material adverse effect on our business.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets and we developed technologies to provide solutions for new markets as they emerged, such as the sports camera, IP security, drone and automotive video recorder camera markets. Since fiscal year 2018, the professional and consumer IP security camera markets and automotive markets, including the OEM and aftermarket video recorder market, have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that continued expansion into new markets is required to facilitate revenue growth and customer diversification. We have recently introduced solutions to address emerging applications and markets, such as the incorporation of computer vision functionalities for AI-enabled security cameras, AI-based driving applications and industrial and robotics markets. While we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(dollars in thousands)
Revenue	$54,645	$47,188
Cost of revenue	22,625	19,335
Gross profit	32,020	27,853
Operating expenses:
Research and development	34,200	33,017
Selling, general and administrative	13,435	13,077
Total operating expenses	47,635	46,094
Loss from operations	(15,615)	(18,241)
Other income, net	1,278	2,196
Loss before income taxes	(14,337)	(16,045)
Provision for income taxes	1,126	1,266
Net loss	$(15,463)	$(17,311)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2020	2019
Revenue	100%	100%
Cost of revenue	41	41
Gross profit	59	59
Operating expenses:
Research and development	63	70
Selling, general and administrative	24	28
Total operating expenses	87	98
Loss from operations	(28)	(39)
Other income, net	2	5
Loss before income taxes	(26)	(34)
Provision for income taxes	2	3
Net loss	(28)%	(37)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IP security OEMs, IP security ODMs, OEM automotive or Tier-1 automotive suppliers, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these camera markets, in particular the IP security and automotive video recorder markets, to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging computer vision applications in the IP security, OEM automotive and industrial and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

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

Cost of Revenue and Gross Margin

Cost of revenue includes the cost of materials such as wafers processed by third-party foundries, costs associated with packaging, assembly and testing, and our manufacturing support operations, such as logistics, planning and quality assurance. Cost of revenue also includes indirect costs, such as warranty, inventory valuation reserves and other general overhead costs.

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

Comparison of the Three Months Ended April 30, 2020 and 2019

Revenue

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$54,645	$47,188	$7,457	15.8%

The increased revenue for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, was primarily attributable to higher revenue from the IP security camera, sports camera and drone markets. In the consumer IP security camera market, continued adoption of our solutions by new customers resulted in significant revenue growth in the home security and monitoring market in the North America region. In the professional IP security camera market, despite slow demand from our two largest China customers and lower demand in the Asia and Europe regions, shipment growth for our computer vision-based solutions in the North America region resulted in a net revenue increase for the three months ended April 30, 2020. Higher demand from DJI for our solutions resulted in higher revenue in the sports camera and drone markets in the first quarter of fiscal year 2021. The increased revenue was partially offset by decreased revenue in the automotive and other consumer markets, including the non-sports wearable cameras and virtual reality markets. In the automotive markets, despite customers’ initial purchases of our computer vision-based solutions in the OEM video recorder market, an overall slowdown in the automotive industry resulted in flat revenue in this market and decreased revenue in the automotive aftermarket for the three months ended April 30, 2020.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$22,625	$19,335	$3,290	17.0%
Gross profit	32,020	27,853	4,167	15.0%
Gross margin	58.6%	59.0%	—	(0.4)%

Cost of revenue increased for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, primarily due to higher volumes of SoC shipments associated with increased revenue in the IP security camera, sports camera and drone markets.

Gross margin decreased for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, primarily due to a large percentage of our total revenue coming from the professional IP security camera market, which continued to have lower gross margins over the periods, principally in the China region. The decreased gross margin was partially offset by a shift in revenue composition to the higher gross margin consumer IP security camera market in the North America region and drone market for the three months ended April 30, 2020.

Research and Development

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$34,200	$33,017	$1,183	3.6%

Research and development expense increased for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, primarily due to increased engineering headcount associated with computer vision technology development, as well as increased SoC development cost. Our engineering headcount increased to 564 at April 30, 2020 compared to 557 at April 30, 2019, which resulted in an increase in salary and employee benefit related expenses of approximately $0.3 million in the first quarter of fiscal year 2021. SoC development cost increased by approximately $1.1 million, as compared to the same period in the prior fiscal year, due to project timing and number of chips in development. The increases were partially offset by approximately $0.4 million less in expenditures on contractor services caused by COVID-19 pandemic restrictions for the three months ended April 30, 2020.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative	$13,435	$13,077	$358	2.7%

Selling, general and administrative expense increased for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, primarily due to increased employee compensation expenses by approximately $0.4 million as a result of salary increases, as well as increased professional services by approximately $0.2 million. The increases were partially offset by approximately $0.2 million less expenditures on marketing activities caused by COVID-19 pandemic restrictions for the three months ended April 30, 2020.

Other Income, Net

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income, net	$1,278	$2,196	$(918)	(41.8)%

The decrease in other income, net, for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, was primarily due to approximately $0.4 million lower amortization of debt discounts due to a large volume of debt securities matured or sold during the period, as well as an approximately $0.3 million subsidy granted from a foreign government related to research and development activities during the first quarter of fiscal year 2020 that did not recur in the first quarter of fiscal year 2021. The decrease was also attributable to approximately $0.2 million lower interest income due to lower interest rates during the COVID-19 pandemic period.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,126	$1,266	$(140)	(11.1)%
Effective tax rate	(7.9)%	(7.9)%	—	0.0%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The decrease in income tax expense for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, was primarily due to a decrease in loss before income taxes, partially offset by the decrease in proportion of profits generated in lower-tax jurisdictions.

Liquidity and Capital Resources

As of April 30, 2020 and January 31, 2020, we had cash, cash equivalents and marketable debt securities of approximately $411.3 million and $404.7 million, respectively.  We invest in highly liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of April 30, 2020, these securities had a fair value of approximately $211.8 million with unrealized losses of approximately $0.6 million caused by fluctuations in the stock market.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$7,639	$5,332
Net cash provided by (used in) investing activities	(2,164)	3,122
Net cash provided by (used in) financing activities	(293)	1,943
Net increase in cash, cash equivalents and restricted cash	$5,182	$10,397

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, primarily due to increased revenue and increased liabilities associated with the timing of payments to suppliers. The increased cash flows from operating activities were partially offset by decreased cash receipts associated with the timing of payments from customers.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, primarily due to approximately $13.5 million of additional investments in debt securities. The increase was partially offset by an additional $8.1 million of cash receipts from the sale and maturity of debt securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities decreased for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, primarily due to $1.0 million of cash used for the repurchasing of our ordinary shares under the stock repurchase program. The decrease was also attributable to approximately $1.0 million of less cash proceeds from option exercises and employee stock purchase withholding.

Stock Repurchase Program

Since the inception of the repurchase programs in June 2016, a total of $275.0 million has been authorized for repurchase, and to date, we have repurchased a total of 4,011,595 shares for approximately $175.8 million in cash under the programs. As of April 30, 2020, $49.0 million remained available for repurchases under the current repurchase program through June 30, 2020, and such program has been extended for an additional twelve months through June 30, 2021. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Operating and Capital Expenditure Requirements

As of April 30, 2020, we had cash, cash equivalents and marketable debt securities of approximately $411.3 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

Our short- term and long-term capital requirements will depend on many factors, including the following:

•	our ability to generate cash from operations;
•	our ability to control our costs;
•	the expansion of our research and development of new technologies and products to address new markets and applications;
•	the magnitude and duration of COVID-19 impact;
•	the emergence of competing or complementary technologies or products;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights or participating in litigation-related activities; and
•	our acquisition of complementary businesses, products and technologies.

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of April 30, 2020, we had purchase obligations with our independent contract manufacturers of $32.6 million.

Except as described above with respect to the manufacturing purchase obligations, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 30, 2020, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2020 fiscal year filed with the SEC on March 27, 2020, except for the recently adopted accounting guidance on measurement of credit losses on financial instruments as discussed in Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2020 and January 31, 2020, we had cash, cash equivalents and marketable debt securities totaling $411.3 million and $404.7 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve capital, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may affect the interest income on our cash, cash equivalents and marketable debt securities, and the market value of those securities. To minimize this risk, we maintain our portfolio in a variety of debt securities with high liquidity and low credit risk. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a material impact on our future interest income or investment fair value. The liquidity risk and the risk associated with fluctuating interest rates are limited to our investment portfolio.

Foreign Currency Risk

To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur operating expenses and hold assets and liabilities denominated in foreign currencies, principally the New Taiwan Dollar and the Chinese Yuan Renminbi. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly with respect to a strengthening of the U.S. dollar. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on February 1, 2020. As a result, we have enhanced our processes and controls to address the new measurement standard. Other than that, there were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business and Our Industry

The COVID-19 pandemic could adversely affect our business in a material way.

The global COVID-19 pandemic has significantly affected the populations of the United States, Italy, China and many other countries. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, shelter in place orders and restrictions on travel, manufacturing and the movement of employees in many regions of the world, as well as responsive measures from businesses. As a result, we have had to impose remote or work from home conditions in many of our offices, including the United States, Italy, Japan and South Korea. The majority of our SoCs are manufactured in South Korea and assembled and tested by third parties in Taiwan. In addition, certain of our logistics and shipping operations are in Taiwan and Hong Kong. If any of our third party assembly and testing partners or our logistics and shipping operations are unable to operate efficiently or at all due to responsive measures to COVID-19, we may experience delays in our supply chain and be unable to meet our customers’ expectations and requirements. We also have operations in China. If remote or work from home conditions in any of our offices continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Similarly, our customers and potential customers may also experience delays in the development of their products, reduced sales activity, decreased ability to support their customers, closures of their manufacturing facilities or inability to obtain other components, as a result of measures implemented to control the spread of COVID-19. COVID-19 has negatively impacted the overall global economy and, as a result of, may negatively impact demand for our customers’ products and, in turn, impact demand for our solutions. If COVID-19 continues to progress in ways that further disrupt the manufacture, shipment and buying patterns of the products of our customers or our products, or further deteriorates the global economy, it may materially negatively impact our operating results for the second quarter of fiscal 2021 and subsequent periods, including revenue, gross margins, operating margins, cash flows and other operating results and our overall business.

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

On October 9, 2019, our security camera customers Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, and Zhejiang Dahua Technology Co., Ltd., or Dahua, were added to the Entity List of the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, which imposes limitations on the supply of certain U.S. items to the listed entities. While the addition of Hikvision and Dahua to the Entity List negatively impacts our ability to ship items subject to BIS regulations, including US-produced SoC solutions, to these entities, we have determined that that we are able to ship some foreign-produced SoC products to the listed entities in compliance with applicable law. Notwithstanding our ability to continue to supply some SoC products to the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to Hikvision and Dahua, or our other China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government in October 2019 or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

Global economic and political conditions, including possible trade tariffs and trade restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Beyond the BIS actions relating to Hikvision and Dahua, general trade tensions between the United States and China have been escalating, which has, in our view, created and will continue to create an uncertain business environment. If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. For example, H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019 negatively impacts Hikvision and Dahua’s ability to sell products into the U.S. security camera market and could decrease their demand for our solutions. Similarly, changes in export classification requirements, such as those proposed by U.S. Congress, could impact our ability to supply our solutions to certain companies or in certain countries.  Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications or trade restrictions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers.  The materialization of these risks could have a material adverse effect on our business and financial condition.

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

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or logistic partners. Hong Kong has recently experienced, and continues to experience, significant political unrest and social strife, including protests that resulted in the closing of the Hong Kong international airport on August 12, 2019 for two days. Recently, in response to national security legislation adopted by the Chinese government, the U.S. Secretary of State certified to the U.S. Congress on May 27, 2020 that Hong Kong no longer maintains a sufficient degree of autonomy from China to warrant special treatment by the U.S. While such certification, and subsequent statements made by the U.S. President relating to Hong Kong’s status, do not have an immediate impact on Hong Kong for trade or other purposes, these recent actions represent an escalation in political and trade tensions involving the U.S, China and Hong Kong. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, add additional parties to the Entity List, or reduce preferential treatment currently accorded to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners. While we are taking measures to attempt to maintain the continuity of our product delivery operations notwithstanding the impact on the use of our Hong Kong facility of the continued or deteriorating conditions in Hong Kong or other future unforeseen problems there, we cannot ensure that these measures will be successful in eliminating disruptions in our business.

Our target markets may not grow or develop as we currently expect and are subject to market risks, any of which could harm our business, revenue and operating results.

We are focusing our development resources on addressing computer vision applications, primarily in the professional IP security and home security and monitoring camera markets, the OEM automotive and robotics markets, with our computer vision solutions. The application of computer vision functionality in these markets is relatively new, and we may be unable to predict the timing or development of these markets with accuracy. For example, a slower than expected adoption rate for computer vision technology in the IP security camera market could slow the demand for our new solutions. Similarly, a slower than anticipated adoption of electronic mirrors, advanced driving assistance systems and autonomous driving functionality could reduce demand for our new computer vision solutions. The COVID-19 pandemic has had a negative impact on the global economy and may decrease or delay development of new markets and new programs in emerging markets. If our key target markets, such as automotive cameras, IP security cameras and cameras for robotic applications, do not grow, grow slower, or do not develop in ways that we currently expect, demand for our video and image processing SoCs may not materialize as expected, and our business and operating results could suffer.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2020, the customers representing 10% or more of our revenue were Wintech Microelectronics Co., Ltd., or Wintech, the Company’s distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 60% and 18% of total revenue, respectively. For the three months ended April 30, 2020, the customers representing 10% or more of revenue were Wintech and Chicony which accounted for approximately 63% and 15% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past.  The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

We do not have long-term supply contracts with our third-party manufacturing vendors, and they may not allocate sufficient capacity to us at reasonable prices to meet future demands for our solutions.

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The ability of our foundry vendors to provide us with a product, which is solely sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors have provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Moreover, availability of foundry capacity at our primary foundry vendor has tightened recently, which could limit the volume of products we can produce and/or delay production of new products, both of which would negatively impact our business and operations. Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup provider could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we utilize or may utilize, such as 10 or 5 nanometer, or nm. Accordingly, as we continue to develop solutions in advanced process nodes, we will be increasingly dependent upon such foundries. The unavailability of one or both of these foundries could significantly impact our ability to produce our new products or delay production, which would negatively impact our business.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses. For example, our revenue declined 23% in fiscal year 2019 compared to fiscal year 2018, and we incurred our first annual net losses since our initial public offering, or IPO, in 2012. For the twelve months ended January 31, 2020, our revenue increased by 0.4% compared to the same period in fiscal year 2019, and we incurred a net loss of $44.8 million. For the three months ended April 30, 2020, while our revenue increased by 15.8% compared to the same period in fiscal year 2020, we incurred a net loss of $15.5 million. We may experience similar fluctuations or declines in revenue or net losses in the future, which would harm our operating results.

While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $129.7 million, $128.1 million and $115.5 million in fiscal years 2020, 2019 and 2018, respectively. For the three months ended April 30, 2020, our research and development expense was $34.2 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10nm and 7nm, can cost significantly more than required to develop in larger process nodes, such as 28nm or 14nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

You should not rely on our revenue, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In years past, we experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $295.4 million in fiscal year 2018 and to $227.8 million in fiscal year 2019, resulting in the first annual net losses since our IPO in 2012. In fiscal year 2020, our revenue increased by 0.4% compared to the same period in fiscal year 2019. For the three months ended April 30, 2020, while our revenue increased by 15.8% compared to the same period in fiscal year 2020, we incurred a net loss of $15.5 million. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 60%, 58% and 59% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2020, 2019 and 2018, respectively, and approximately 63% of our revenue was derived from sales through Wintech for the three months ended April 30, 2020. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of Wintech. While the outcome of WPG’s bid is unknown at this time, an acquisition of Wintech by WPG could have an adverse impact on our relationship with Wintech. Our current agreement with Wintech is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry experienced a significant downturn during the 2008-2009 global recession and the economic impact of the COVID-19 pandemic could lead to a similar downturn in future periods. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could harm our business and operating results. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. We may face difficulties, delays and increased expense as we transition our products to new processes, such as the 5nm process node, and potentially to new foundries. We depend on Samsung and TSMC, as the principal foundries for our products, to transition to new processes successfully. We cannot assure you that Samsung or TSMC will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or TSMC or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 10nm, we are increasingly dependent upon Samsung and TSMC, who are the only foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results.

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

Our operations and those of our manufacturers are vulnerable to interruption caused by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, regional health issues and pandemics, fires, earthquakes, floods, power losses, telecommunications failures, terrorist attacks, wars, Internet failures and other events beyond our control. Any disruption in our services or operations could result in a reduction in revenue or a claim for substantial damages against us, regardless of whether we are responsible for that failure. The outbreak of COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, manufacturing and the movement of employees in many regions of the world, and the imposition of remote or work from home conditions in many of our offices, including the United States. If the remote or work from home conditions continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay Area and Taiwan. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2021 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2020 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 90%, 87% and 79% of our total revenue in fiscal years 2020, 2019 and 2018, respectively. For the three months ended April 30, 2020, sales to customers in Asia accounted for approximately 89% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of April 30, 2020, we had approximately $211.8 million in debt security investments. These investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the three months ended April 30, 2020:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
			Purchased as	Yet Be Purchased
			Part of Publicly	Under the Plans
	Total Number	Average Price	Announced	or Programs
	of Shares	Paid Per Share	Plans or	(in millions)
Period	Purchased (i)	(ii)	Programs (i)	(i)
February 1, 2020 to February 29, 2020	—	—	—	$50.0
March 1, 2020 to March 31, 2020	25,719	$38.88	25,719	$49.0
April 1, 2020 to April 30, 2020	—	—	—	$49.0
Total	25,719	$38.88	25,719	$49.0

(i)

On May 29, 2019, our Board of Directors authorized a program to repurchase up to $50.0 million of our ordinary shares through June 30, 2020. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of April 30, 2020, we had repurchased an aggregate amount of $1.0 million of our ordinary shares, and we had approximately $49.0 million available to repurchase shares under the program through June 30, 2020.

(ii)	The average price paid per share is calculated by total cash utilized (excluding commission) divided by total shares repurchased during the period.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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

AMBARELLA, INC.

Date: June 8, 2020	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 8, 2020	By:	/s/ Kevin C. Eichler
Kevin C. Eichler
Chief Financial Officer