Form 10-Q
period 2020-07-31
AMBARELLA INC
filed 2020-09-09
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

The number of ordinary shares of the Registrant outstanding as of September 1, 2020 was 34,614,277 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31,	January 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$220,647	$231,403
Marketable debt securities	190,056	173,345
Accounts receivable, net	23,275	18,487
Inventories	23,907	22,971
Restricted cash	10	9
Prepaid expenses and other current assets	3,503	4,975
Total current assets	461,398	451,190
Property and equipment, net	5,027	5,614
Deferred tax assets, non-current	10,212	10,400
Intangible assets, net	16,088	17,826
Operating lease right-of-use assets, net	8,691	9,935
Goodwill	26,601	26,601
Other non-current assets	5,381	5,710
Total assets	$533,398	$527,276
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	13,693	14,910
Accrued and other current liabilities	33,156	34,970
Operating lease liabilities, current	2,402	2,181
Income taxes payable	511	691
Deferred revenue, current	1,400	701
Total current liabilities	51,162	53,453
Operating lease liabilities, non-current	6,911	7,975
Other long-term liabilities	16,678	17,776
Total liabilities	74,751	79,204
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2020 and January 31, 2020, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at July 31, 2020 and January 31, 2020, respectively; 34,610,836 shares issued and outstanding at July 31, 2020; 33,805,609 shares issued and outstanding at January 31, 2020	15	15
Additional paid-in capital	301,195	261,220
Accumulated other comprehensive income	1,587	768
Retained earnings	155,850	186,069
Total shareholders’ equity	458,647	448,072
Total liabilities and shareholders' equity	$533,398	$527,276

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue	$50,113	$56,410	$104,758	$103,598
Cost of revenue	19,155	23,973	41,780	43,308
Gross profit	30,958	32,437	62,978	60,290
Operating expenses:
Research and development	32,802	30,420	67,002	63,437
Selling, general and administrative	13,445	12,425	26,880	25,502
Total operating expenses	46,247	42,845	93,882	88,939
Loss from operations	(15,289)	(10,408)	(30,904)	(28,649)
Other income, net	1,280	2,195	2,558	4,391
Loss before income taxes	(14,009)	(8,213)	(28,346)	(24,258)
Provision for income taxes	747	1,978	1,873	3,244
Net loss	$(14,756)	$(10,191)	$(30,219)	$(27,502)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.43)	$(0.31)	$(0.88)	$(0.84)
Diluted	$(0.43)	$(0.31)	$(0.88)	$(0.84)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	34,480,307	32,860,974	34,280,318	32,676,509
Diluted	34,480,307	32,860,974	34,280,318	32,676,509

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net loss	$(14,756)	$(10,191)	$(30,219)	$(27,502)
Other comprehensive income, net of tax:
Unrealized gains on investments	1,182	194	819	448
Other comprehensive income, net of tax	1,182	194	819	448
Comprehensive loss	$(13,574)	$(9,997)	$(29,400)	$(27,054)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2020	33,805,609	$15	$261,220	$768	$186,069	$448,072
Issuance of shares through employee equity incentive plan	478,643	—	6,463	—	—	6,463
Issuance of shares through employee stock purchase plan	83,564	—	2,660	—	—	2,660
Stock repurchase	(25,719)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,214	—	—	15,214
Net unrealized losses on investments - net of taxes	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(15,463)	(15,463)
Balance--April 30, 2020	34,342,097	15	284,557	405	170,606	455,583
Issuance of shares through employee equity incentive plan	268,739	—	344	—	—	344
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	16,294	—	—	16,294
Net unrealized gains on investments - net of taxes	—	—	—	1,182	—	1,182
Net loss	—	—	—	—	(14,756)	(14,756)
Balance--July 31, 2020	34,610,836	$15	$301,195	$1,587	$155,850	$458,647

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2019	32,303,540	$15	$188,516	$97	$230,861	$419,489
Issuance of shares through employee equity incentive plan	335,301	—	1,520	—	—	1,520
Issuance of shares through employee stock purchase plan	99,759	—	3,063	—	—	3,063
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,423	—	—	15,423
Net unrealized gains on investments - net of taxes	—	—	—	254	—	254
Net loss	—	—	—	—	(17,311)	(17,311)
Balance--April 30, 2019	32,738,600	15	208,522	351	213,550	422,438
Issuance of shares through employee equity incentive plan	295,019	—	988	—	—	988
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,032	—	—	15,032
Net unrealized gains on investments - net of taxes	—	—	—	194	—	194
Net loss	—	—	—	—	(10,191)	(10,191)
Balance--July 31, 2019	33,033,619	$15	$224,542	$545	$203,359	$428,461

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(30,219)	$(27,502)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,786	5,439
Amortization/accretion of marketable debt securities	88	(696)
Stock-based compensation	32,430	32,660
Deferred income taxes	188	170
Other non-cash items, net	(72)	87
Changes in operating assets and liabilities:
Accounts receivable	(4,788)	(1,728)
Inventories	(936)	876
Prepaid expenses and other current assets	1,472	1,541
Other assets	329	(2,834)
Accounts payable	(1,217)	6,111
Accrued liabilities	2,144	(288)
Income taxes payable	(180)	90
Deferred revenue	699	24
Lease Liabilities	(1,031)	(1,454)
Other long-term liabilities	529	923
Net cash provided by operating activities	5,222	13,419
Cash flows from investing activities:
Purchase of investments	(109,161)	(91,143)
Sales of investments	44,044	32,573
Maturities of investments	49,227	71,395
Purchase of property and equipment	(665)	(954)
Net cash provided by (used in) investing activities	(16,555)	11,871
Cash flows from financing activities:
Stock repurchase	(1,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	3,866	5,429
Payment for intangible asset	(2,288)	(2,075)
Net cash provided by financing activities	578	3,354
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,755)	28,644
Cash, cash equivalents and restricted cash at beginning of period	231,412	194,058
Cash, cash equivalents and restricted cash at end of period	$220,657	$222,702
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$842	$1,283
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to intangible and fixed assets additions	$1,174	$347

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

The Company also assessed the impacts of COVID-19 on the above accounting matters as of July 31, 2020 and through the date of this report. While it is difficult to quantify the impact of COVID-19, the future magnitude and duration of COVID-19, as well as other associated factors, could result in material negative impacts to its condensed consolidated financial statements in future reporting periods.

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

The cumulative effect adjustment upon the adoption on February 1, 2020 was immaterial. The credit-related losses and associated allowance amount from the Company’s financial instruments were not material as of July 31, 2020, respectively.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of both July 31, 2020 and January 31, 2020, restricted cash was immaterial. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	July 31, 2020	January 31, 2020	July 31, 2019	January 31, 2019
	(in thousands)
Cash and cash equivalents	$220,647	$231,403	$222,693	$194,047
Restricted cash	10	9	9	11
Total as presented in the consolidated statements of cash flows	$220,657	$231,412	$222,702	$194,058

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and six months ended July 31, 2020 and 2019, respectively.

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

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases in fiscal year 2020. As a result, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the practical expedient that does not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU and liability calculation if it is reasonably certain that the Company will exercise the option. The Company's finance leases were immaterial as of July 31, 2020 and January 31, 2020, respectively.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers in fiscal year 2019. As a result, the Company recognizes revenue when control of its goods and services is transferred to its customers. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three and six months ended July 31, 2020 and 2019, respectively.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to satisfied but unbilled performance obligations associated with its engineering service agreements at the reporting date. As of July 31, 2020 and January 31, 2020, the contract assets for these unbilled receivables were not material. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the three and six months ended July 31, 2020 and 2019, the Company did not recognize any material revenue adjustment, respectively, related to performance obligations satisfied in prior periods released from this deferred revenue. As of July 31, 2020 and January 31, 2020, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of July 31, 2020 and January 31, 2020, respectively. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to an original expected contract duration of one year or less and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment and tools and allocation of facility costs, net of any research and development grants. As of July 31, 2020, there was approximately $1.3 million of grants recorded in prepaid expenses and other current assets and approximately $2.7 million of grants recorded in other non-current assets in the condensed consolidated balance sheets.

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

In January 2020, the FASB issued ASU 2020-01 - Investments - Equity securities (Topic 321), Investments - Equity method and joint ventures (Topic 323), and Derivatives and hedging (Topic 815) - Clarifying the interactions between Topic 321, Topic 323, and Topic 815. The amendments in this Update improve the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting and clarify the scope considerations for forward contracts and purchased options on certain securities. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company did not early adopt and believes the adoption of this new guidance will not have a material impact on its consolidated financial statements and disclosures.

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

	As of July 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$164	$—	$—	$164
Commercial paper	61,621	—	—	61,621
Corporate bonds	96,410	1,274	(44)	97,640
Asset-backed securities	19,904	240	—	20,144
U.S. government securities	34,330	117	—	34,447
Total cash equivalents and marketable debt securities	$212,429	$1,631	$(44)	$214,016

	As of January 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,284	$—	$—	$8,284
Commercial paper	63,390	—	—	63,390
Corporate bonds	95,053	653	—	95,706
Asset-backed securities	23,062	69	(2)	23,129
U.S. government securities	20,524	48	—	20,572
Total cash equivalents and marketable debt securities	$210,313	$770	$(2)	$211,081

          As of July 31, 2020, there were no debt securities with unrealized losses for more than twelve months.

	As of
	July 31, 2020	January 31, 2020
	(in thousands)
Included in cash equivalents	$23,960	$37,736
Included in marketable debt securities	190,056	173,345
Total cash equivalents and marketable debt securities	$214,016	$211,081

The contractual maturities of the investments at July 31, 2020 and January 31, 2020 were as follows:

	As of
	July 31, 2020	January 31, 2020
	(in thousands)
Due within one year	$139,040	$146,267
Due within one to three years	74,976	64,814
Total cash equivalents and marketable debt securities	$214,016	$211,081

The unrealized losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. Upon adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income in the condensed consolidated balance sheets. The credit-related losses of the Company’s financial instruments were not material for the three and six months ended July 31, 2020, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of July 31, 2020 and January 31, 2020, respectively:

	As of July 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$164	$164	$—	$—
Commercial paper	61,621	—	61,621	—
Corporate bonds	97,640	—	97,640	—
Asset-backed securities	20,144	—	20,144	—
U.S. government securities	34,447	—	34,447	—
Total cash equivalents and marketable debt securities	$214,016	$164	$213,852	$—

	As of January 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,284	$8,284	$—	$—
Commercial paper	63,390	—	63,390	—
Corporate bonds	95,706	—	95,706	—
Asset-backed securities	23,129	—	23,129	—
U.S. government securities	20,572	—	20,572	—
Total cash equivalents and marketable debt securities	$211,081	$8,284	$202,797	$—

3. Inventories

Inventories at July 31, 2020 and January 31, 2020 consisted of the following:

	As of
	July 31, 2020	January 31, 2020
	(in thousands)
Work-in-progress	$15,085	$10,133
Finished goods	8,822	12,838
Total	$23,907	$22,971

4. Property and Equipment, Net

Depreciation expense was approximately $0.6 million and $0.7 million for the three months ended July 31, 2020 and 2019, respectively. Depreciation expense was approximately $1.3 million and $1.4 million for the six months ended July 31, 2020 and 2019, respectively. Property and equipment at July 31, 2020 and January 31, 2020 consisted of the following:

	As of
	July 31, 2020	January 31, 2020
	(in thousands)
Computer equipment and software	$10,854	$10,282
Machinery and equipment	6,412	6,317
Furniture and fixtures	969	969
Leasehold improvements	2,218	2,356
Construction in progress	46	63
	20,499	19,987
Less: accumulated depreciation and amortization	(15,472)	(14,373)
Total property and equipment, net	$5,027	$5,614

5. Intangible Assets, Net

The intangible assets primarily consist of $4.1 million of in-process research and development (“IPR&D”) from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $12.0 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. Once research and development efforts are completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of July 31, 2020, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of July 31, 2020, $5.0 million was recorded in accrued and other current liabilities and $6.5 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The carrying amounts of intangible assets as of July 31, 2020 and January 31, 2020 were as follows:

	As of July 31, 2020			As of January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software licenses	18,376	(6,388)	11,988	27,203	(13,477)	13,726
Total acquired intangible assets	$22,476	$(6,388)	$16,088	$31,303	$(13,477)	$17,826

During the six months ended July 31, 2020, there was approximately $10.1 million of fully amortized software licenses retired. The amortization expense related to software licenses was approximately $1.6 million and $1.3 million for the three months ended July 31, 2020 and 2019, respectively. The amortization expense related to software licenses was approximately $3.1 million and $2.6 million for the six months ended July 31, 2020 and 2019, respectively. The estimated future amortization expense of these software licenses as of July 31, 2020 is as follows:

As of
July 31, 2020
Fiscal Year	(in thousands)
2021 (6 months remaining)	$3,101
2022	5,052
2023	3,736
2024	99
2025	—
Thereafter	—
Total future amortization expenses:	$11,988

IPR&D is required to be tested for impairment at least annually in the fourth fiscal quarter or sooner whenever events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the three and six months ended July 31, 2020 and 2019, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at July 31, 2020 and January 31, 2020 consisted of the following:

	As of
	July 31, 2020	January 31, 2020
	(in thousands)
Accrued employee compensation	$13,228	$16,874
Accrued rebates	133	54
Accrued product development costs	12,232	10,885
Software license liabilities, current	5,041	4,388
Other accrued liabilities	2,522	2,769
Total accrued and other current liabilities	$33,156	$34,970

7. Leases

The Company has entered into various operating leases for its worldwide office facilities. The operating lease expense was approximately $0.7 million and $0.7 million for the three months ended July 31, 2020 and 2019, respectively. The operating lease expense was approximately $1.4 million and $1.5 million for the six months ended July 31, 2020 and 2019, respectively. The Company's short-term leases and finance leases were not material as of July 31, 2020 and January 31, 2020, respectively.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
	July 31, 2020	July 31, 2020
	(in thousands)
Cash paid for operating leases included in operating cash flows	$342	$1,031
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$88	$176

As of July 31, 2020, the weighted average remaining lease term is 4.76 years, and the weighted average discount rate is 4.43 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
July 31, 2020
Fiscal Year	(in thousands)
2021 (6 months remaining)	$1,390
2022	2,419
2023	1,681
2024	1,699
2025	1,746
Thereafter	1,227
Total future annual minimum lease payments	10,162
Less: interest	(849)
Total lease liabilities	$9,313

8. Other Long-Term Liabilities

Other long-term liabilities at July 31, 2020 and January 31, 2020 consisted of the following:

	As of
	July 31, 2020	January 31, 2020
	(in thousands)
Unrecognized tax benefits, including interest	$8,445	$8,261
Deferred tax liabilities, non-current	1,287	1,288
Software license liabilities, non-current	6,533	8,159
Other long-term liabilities	413	68
Total other long-term liabilities	$16,678	$17,776

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively.

Ordinary shares

As of July 31, 2020 and January 31, 2020, a total of 200,000,000 ordinary shares were authorized.

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

As of July 31, 2020 and January 31, 2020, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	July 31, 2020	January 31, 2020
Shares reserved for options, restricted stock and restricted stock units under EIP	6,818,978	6,045,108
Shares reserved for ESPP	2,398,510	2,059,504

Shares repurchased

         On May 29, 2019, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s ordinary shares through June 30, 2020. On March 16, 2020, the Company repurchased a total of 25,719 shares for approximately $1.0 million in cash. On May 29, 2020, the Board approved an extension of this program for an additional twelve months ending June 30, 2021. Since the inception of the Company’s repurchase programs in June 2016, a total of $275.0 million has been authorized, and a total of 4,011,595 shares have been repurchased for approximately $175.8 million in cash. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. As of July 31, 2020, there was approximately $49.0 million available for repurchases under the repurchase program through June 30, 2021.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation:
Cost of revenue	$316	$320	$613	$587
Research and development	10,010	10,501	19,906	20,705
Selling, general and administrative	6,068	5,379	11,911	11,368
Total stock-based compensation	$16,394	$16,200	$32,430	$32,660

During the three and six months ended July 31, 2020, approximately $0.1 million and $0.9 million of stock-based compensation expense was accrued in the accrued and other current liabilities in the condensed consolidated balance sheets, respectively. As of July 31, 2020, total unrecognized compensation cost related to unvested stock options was $3.4 million and is expected to be recognized over a weighted-average period of 2.40 years. Total unrecognized compensation cost related to unvested restricted stock units was $106.7 million and is expected to be recognized over a weighted-average period of 2.24 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Stock Options:
Volatility	53%	52%	52%	52%
Risk-free interest rate	0.52%	1.95%	0.59%	2.31%
Expected term (years)	5.84	6.09	5.86	5.95
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	—	—	61%	48%
Risk-free interest rate	—	—	0.29%	2.52%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2020	1,124,646	$32.93
Granted	23,600	53.54	$25.73
Exercised	(99,911)	14.57		$4,293
Forfeited	(7,115)	48.88
Expired	(13,853)	82.55
Outstanding at July 31, 2020	1,027,367	34.41			4.17	$15,936
Exercisable at July 31, 2020	885,276	$31.99			3.48	$15,670

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on July 31, 2020 was $45.28, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes the restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2020	2,617,266	$50.30
Granted	536,894	53.35
Vested	(647,471)	51.33
Forfeited	(59,726)	56.14
Unvested at July 31, 2020	2,446,963	$50.56

As of July 31, 2020, the aggregate intrinsic value of unvested restricted stock units was $110.8 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(14,756)	$(10,191)	$(30,219)	$(27,502)
Denominator:
Weighted-average ordinary shares - basic	34,480,307	32,860,974	34,280,318	32,676,509
Weighted-average ordinary shares - diluted	34,480,307	32,860,974	34,280,318	32,676,509
Net loss per ordinary share:
Basic	$(0.43)	$(0.31)	$(0.88)	$(0.84)
Diluted	$(0.43)	$(0.31)	$(0.88)	$(0.84)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Options to purchase ordinary shares	730,635	968,274	751,202	985,667
Restricted stock and restricted stock units	1,274,907	984,234	1,358,184	955,195
Employee stock purchase plan	25,245	2,472	28,169	9,971
	2,030,787	1,954,980	2,137,555	1,950,833

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Loss before income taxes	$(14,009)	$(8,213)	$(28,346)	$(24,258)
Provision for income taxes	747	1,978	1,873	3,244
Effective tax rate	(5.3)%	(24.1)%	(6.6)%	(13.4)%

The income tax expense decreased for the three and six months ended July 31, 2020, as compared to the same periods in the prior fiscal year, primarily due to a decrease in the proportion of profits generated in higher tax jurisdictions as well as an increase in the U.S. federal research tax credit, partially offset by an increase in non-deductible stock-based compensation.

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

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The Internal Revenue Service is currently examining the Company’s U.S. federal income tax return for the fiscal year ended January 31, 2017. The tax years 2013 to 2019 remain open to examination by U.S. federal tax authorities. The tax years 2009 to 2019 remain open to examination by U.S. state tax authorities. The tax years 2014 to 2019 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2020, the gross amount of unrecognized tax benefits was approximately $43.1 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, the United States Tax Court issued a decision (“Tax Court Decision”) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (“Ninth Circuit”). On June 7, 2019, the Ninth Circuit issued an opinion that reversed the Tax Court Decision. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition to appeal the decision with the Supreme Court of the United States which was denied on June 22, 2020. The denial of the request by the Supreme Court did not have a material impact to the Company’s condensed consolidated financial statements.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. As of July 31, 2020 and January 31, 2020, total manufacturing purchase commitments were approximately $24.4 million and $35.9 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of July 31, 2020 and January 31, 2020, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Taiwan	$27,313	$30,981	$61,773	$58,581
Asia Pacific	14,965	17,246	28,993	31,734
Europe	2,633	4,101	4,886	7,584
North America other than United States	3,343	3,001	6,016	3,884
United States	1,859	1,081	3,090	1,815
Total revenue	$50,113	$56,410	$104,758	$103,598

As of July 31, 2020, substantially all of the Company’s property and equipment, net, was located in the United States, Asia Pacific region and Europe with approximate net amounts of $1.6 million, $2.5 million and $0.9 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 55.6% and 19.6% of total revenue for the three months ended July 31, 2020, respectively, and accounted for approximately 59.5% and 17.4% of total revenue for the six months ended July 31, 2020, respectively. The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 54.9% and 20.5% of total revenue for the three months ended July 31, 2019, respectively, and accounted for approximately 56.5% and 19.1% of total revenue for the six months ended July 31, 2019, respectively. Accounts receivable with Wintech and Chicony were approximately $8.1 million and $10.1 million as of July 31, 2020, respectively.

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

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity and our ability to compete in such markets, our product strategy, our ability to develop and introduce new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our repurchase programs, our expectations about taxes and operating expenses, the availability of third-party components and economic and political conditions. These statements reflect our current views with respect to future events and our potential financial performance, and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the ongoing and potential impact of the COVID-19 pandemic on our operations or the operations of our supply chain or our customers; risks associated with the overall economy, including escalating trade tensions between the U.S. and China; the commercial success of our customers’ products; our growth strategy; fluctuations in our operating results; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate or seek to operate; our expectations regarding computer vision; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” and Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

Our revenue over the last three years has been generated primarily from sales of our SoC solutions for incorporation into specialized video and image capture devices such as wearable sports cameras, automotive aftermarket cameras, IP security cameras and cameras incorporated into drones. Our revenue from several of these markets, however, has recently experienced significant declines.  As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within camera markets, particularly in the professional IP security and home security and monitoring camera markets, as well as emerging markets such as AI-enabled security cameras, AI-based driving applications, including auto-parking, driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, OEM automotive advanced driver assistance systems, or ADAS, applications, and industrial and robotics markets. We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as AI and CV capabilities, and as we target new markets.

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

Financial Highlights and Trends

•

We recorded revenue of $50.1 million and $104.8 million for the three and six months ended July 31, 2020, respectively. This represented a decrease of 11.2% for the three months ended July 31, 2020 and an increase of 1.1% for the six months ended July 31, 2020, respectively, as compared to the same periods in the prior fiscal year. The decreased revenue for the three months ended July 31, 2020 was primarily attributable to lower revenue from the sports camera, professional IP security camera, and automotive markets. In the sports camera market, incorporation of our solutions into newly launched sports camera products from Dajiang Innovation Technology Inc., or DJI, resulted in a ramp of SoC shipments in the second quarter of fiscal year 2020 that did not recur in the current fiscal period. In the professional IP security camera market, despite continued growth in the North America and Asia regions, lower demand from our two largest China customers caused by higher inventory build-up in fiscal year 2020 and escalated trade tensions between the United States and China, together with less demand from the Europe region, resulted in a significant revenue decrease in this market. The decreased revenue in the automotive markets was primarily due to an overall slowdown in the automotive industry. The lower revenue was partially offset by increased revenue in the consumer IP security camera and other consumer markets, including drone and wearable camera markets. In the consumer IP security camera market, revenue growth was led by the home security and monitoring market in the North America region. For the six months ended July 31, 2020, increased revenue was primarily attributable to higher revenue in the consumer IP security camera and drone markets, partially offset by decreased revenue in the sports camera and professional IP security camera markets. While revenue was relatively flat for the six months ended July 31, 2020 compared to the same period in the prior fiscal year, we experienced continued demand for our new CV-based solutions in the professional IP security camera market and made initial shipments of our CV-based solutions into the consumer IP security camera and automotive markets in fiscal year 2021.

•

We recorded operating losses of $15.3 million and $30.9 million for the three and six months ended July 31, 2020, respectively, as compared to operating losses of $10.4 million and $28.6 million for the three and six months ended July 31, 2019, respectively. In addition to the changes in revenue, the increased operating losses were also attributable to increased operating expenses, partially offset by increased gross margin. The increase in expenses primarily related to approximately $3.2 million of research and development grants from a foreign government in the second quarter of fiscal year 2020 that did not recur in fiscal year 2021. The increased expenses were also attributable to increased employee benefit expense and SoC development cost, partially offset by decreased equipment expense, travel expense, consulting services and a foreign subsidy granted due to the COVID-19 pandemic.

•

We generated cash flows from operating activities of $5.2 million for the six months ended July 31, 2020, as compared to $13.4 million for the six months ended July 31, 2019. The decreased cash flows from operating activities were primarily due to increased net loss adjusted by non-cash expenses, decreased cash receipts associated with the timing of payments from customers, decreased liabilities associated with the timing of payments to suppliers and increased inventory purchases. The decreased cash flows from operating activities were partially offset by decreased cash payments for other operating asset purchases.

•

On March 16, 2020, we repurchased a total of 25,719 of our ordinary shares for approximately $1.0 million in cash. On May 29, 2020, our Board of Directors approved an extension of the repurchase program for an additional twelve months ending June 30, 2021. There were no shares repurchased for the three months ended July 31, 2020. As of July 31, 2020, there was approximately $49.0 million available for repurchases through June 30, 2021.

Factors Affecting Our Performance

COVID-19 Could Adversely Affect our Business in a Material Way. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of remote or work-from-home conditions in many of the locations where we have offices. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the remote or work-from-home conditions in any of our offices continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Similarly, while we have not yet experienced a major disruption in our supply chain as a result of the COVID-19 pandemic, if there is a significant outbreak that impacts Samsung Electronic Corporation’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. The pandemic may also impact our customers’ ability to manufacture their products, support their customers or reduce or delay demand for their products, which could, in turn, reduce such customers’ demand for our solutions. For example, in the six months ended July 31, 2020, we saw an overall slowdown in the automotive industry which negatively impacted our revenue related to our computer vision-based solutions in the OEM video recorder market. While we cannot quantify specific impacts of the COVID-19 pandemic or actions taken by governments and businesses in response thereto, our results of operations and financial condition may be negatively affected if we encounter supply chain problems, reductions in demand due to our customers or end customers having problems, or other unexpected COVID-19 ramifications.

Political and Trade Relations Between the United States and China Could Adversely Affect our Business in a Material Way. Trade tensions between the United States and China have been escalating, which has, in our view, created and will continue to create an uncertain business environment. If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. For instance, during the six months ended July 31, 2020, lower demand from our two largest China customers resulted in our revenue decreased in the professional IP security camera market. Even in the absence of new tariffs or trade restrictions, it is possible that China customers or potential customers could take actions to reduce dependence on the supply of components subject to United States trade laws, including our solutions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers.  In addition, the escalating social and political tensions in Hong Kong could, in the future, impact the operation of our warehouse facility in Hong Kong, through which a substantial majority of our finished SoCs are shipped to customers or logistic partners. Continued deterioration in political, social or economic conditions in Hong Kong or future actions by the Chinese or U.S. governments, could possibly result in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses. The materialization of these risks could have a material adverse effect on our business.

Ability to Capitalize on Computer Vision Trends. We expect that computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, automotive, and industrial and robotics, and certain consumer markets. As a result, we believe that our ability to develop advanced AI computer vision technology, enable and support customer product development in emerging applications, such as ADAS, advanced blind spot detection, object detection, people recognition, retail analytics, and machine learning, and gain customer acceptance of our technology platform and solutions, will be critical to our future success. Moreover, achieving design wins, particularly for computer vision-centric applications in the IP security, automotive, and industrial and robotics markets, is vital to our ability to generate revenue growth. As such, we closely monitor design wins by customer and end market. However, a design win may not successfully materialize into revenue, and even if it does result in revenue, the amount generated by each design win can vary significantly.

Ability to Develop and Introduce New or Enhanced Solutions. We operate in a dynamic environment characterized by rapidly changing technologies and technological obsolescence. To compete successfully, we must design, develop, market and sell enhanced solutions with increased levels of performance and functionality that meet the expectations of our customers. As such, we continuously invest in our research and development projects, especially CV technologies. However, failure to anticipate or timely develop new or enhanced solutions in response to technology shifts and trends could result in decreased revenue and our competitors achieving design wins we sought. Moreover, any reliability or quality problems with our solutions could harm our reputation, increase additional development and replacement costs, and prevent us from retaining existing customers and attracting new customers.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets and we developed technologies to provide solutions for new markets as they emerged, such as the sports camera, IP security, drone and automotive video recorder camera markets. Since fiscal year 2018, the professional and consumer IP security camera markets and automotive markets, including the OEM and aftermarket video recorder market, have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that continued expansion into new markets is required to facilitate revenue growth and customer diversification. We have recently introduced solutions to address emerging applications and markets, such as the incorporation of CV functionalities for AI-enabled security cameras, AI-based driving applications and industrial and robotics markets. While we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue	$50,113	$56,410	$104,758	$103,598
Cost of revenue	19,155	23,973	41,780	43,308
Gross profit	30,958	32,437	62,978	60,290
Operating expenses:
Research and development	32,802	30,420	67,002	63,437
Selling, general and administrative	13,445	12,425	26,880	25,502
Total operating expenses	46,247	42,845	93,882	88,939
Loss from operations	(15,289)	(10,408)	(30,904)	(28,649)
Other income, net	1,280	2,195	2,558	4,391
Loss before income taxes	(14,009)	(8,213)	(28,346)	(24,258)
Provision for income taxes	747	1,978	1,873	3,244
Net loss	$(14,756)	$(10,191)	$(30,219)	$(27,502)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	38	42	40	42
Gross profit	62	58	60	58
Operating expenses:
Research and development	65	54	64	61
Selling, general and administrative	27	22	26	25
Total operating expenses	92	76	90	86
Loss from operations	(30)	(18)	(30)	(28)
Other income, net	3	4	2	4
Loss before income taxes	(27)	(14)	(28)	(24)
Provision for income taxes	2	4	1	3
Net loss	(29)%	(18)%	(29)%	(27)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IP security camera OEMs, IP security camera ODMs, OEM automotive or Tier-1 automotive suppliers, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these camera markets, in particular the IP security and automotive video recorder markets, to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging CV applications in the IP security camera, OEM automotive and industrial and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, Wintech Microelectronics Co., Ltd., or Wintech, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

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

The end markets into which we sell our products have seen significant changes as consumer preferences have evolved in response to new technologies. As a result, the composition and timing of our revenue may differ meaningfully during periods of technology or consumer preference changes. We expect shifts in consumer use of video capture to continue to change over time, as AI and CV specialized use cases emerge and video capture continues to proliferate.

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

We expect that our gross margin may fluctuate from period to period as a result of changes in customer mix, average selling price, product mix and the introduction of new products by us or our competitors. In general, solutions incorporated into more complex configurations, such as those used in high-performance cameras, and in future advanced automotive OEM applications, have had or are expected to have higher prices and higher gross margins, as compared to solutions sold into the lower-performance, more competitive camera applications. As semiconductor products mature and unit volumes sold to customers increase, their average selling prices typically decline. These declines may be paired with improvements in manufacturing yields and lower wafer, packaging and test costs, which offset some of the margin reduction that could result from lower selling prices.

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

Comparison of the Three and Six Months Ended July 31, 2020 and 2019

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$50,113	$56,410	$(6,297)	(11.2)%	$104,758	$103,598	$1,160	1.1%

The decreased revenue for the three months ended July 31, 2020, as compared to the same period in the prior fiscal year, was primarily attributable to lower revenue from the sports camera, professional IP security camera, and automotive markets. In the sports camera market, incorporation of our solutions into newly launched sports camera products from Dajiang Innovation Technology Inc., or DJI, resulted in a ramp of SoC shipments in the second quarter of fiscal year 2020 that did not recur in the current fiscal period. In the professional IP security camera market, despite continued growth in the North America and Asia regions, lower demand from our two largest China customers caused by higher inventory build-up in fiscal year 2020 and escalated trade tensions between the United States and China, together with less demand from the Europe region, resulted in a significant revenue decrease in this market. The decreased revenue in the automotive markets was primarily due to an overall slowdown in the automotive industry. The lower revenue was partially offset by increased revenue in the consumer IP security camera and other consumer markets, including drone and wearable camera markets. In the consumer IP security camera market, revenue growth was led by the home security and monitoring market in the North America region. For the six months ended July 31, 2020, increased revenue was primarily attributable to higher revenue in the consumer IP security camera and drone markets, partially offset by decreased revenue in the sports camera and professional IP security camera markets. While revenue was relatively flat for the six months ended July 31, 2020 compared to the same period in the prior fiscal year, we experienced continued demand for our new CV-based solutions in the professional IP security camera market and made initial shipments of our CV-based solutions into the consumer IP security camera and automotive markets in fiscal year 2021.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$19,155	$23,973	$(4,818)	(20.1)%	$41,780	$43,308	$(1,528)	(3.5)%
Gross profit	30,958	32,437	(1,479)	(4.6)%	62,978	60,290	2,688	4.5%
Gross margin	61.8%	57.5%	—	4.3%	60.1%	58.2%	—	1.9%

Cost of revenue decreased for the three months ended July 31, 2020, as compared to the same period in the prior fiscal year, primarily due to lower volumes of SoC shipments associated with decreased revenue. Cost of revenue decreased for the six months ended July 31, 2020, as compared to the same period in the prior fiscal year, primarily due to lower SoC shipments in the professional IP security camera market, partially offset by increased shipments in the consumer IP security camera and drone markets.

Gross margin increased for the three and six months ended July 31, 2020, as compared to the same periods in the prior fiscal year, primarily due to gross margin improvement in the professional IP security camera market as a result of customer concentration shift from the China region to the North America and Asia regions other than China.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$32,802	$30,420	$2,382	7.8%	$67,002	$63,437	$3,565	5.6%

Research and development expense increased for the three and six months ended July 31, 2020, as compared to the same periods in the prior fiscal year, primarily due to approximately $3.2 million of research and development grants from a foreign government in the second quarter of prior fiscal year that did not recur in the current fiscal year. The increased expenses were also attributable to increased employee benefit expense and SoC development cost, partially offset by decreased equipment expense, travel expense, consulting services and a foreign subsidy granted due to the COVID-19 pandemic. For the three and six months ended July 31, 2020, employee benefit expense increased by approximately $0.5 million and $0.5 million, respectively, as a result of issuance of stock and benefit programs. Our engineering headcount was flat at 561 at July 31, 2020 compared to 559 at July 31, 2019. SoC development cost increased by $0.9 million and $2.6 million for the three and six months ended July 31, 2020, respectively, due to project timing and number of chips in development. In the second quarter of fiscal year 2021, there was approximately $0.7 million of a foreign subsidy granted related to the COVID-19 pandemic. For the three and six months ended July 31, 2020, the equipment expense, travel expense and contractor services decreased by aggregate of $1.4 million and $2.1 million, respectively, caused by COVID-19 pandemic restrictions.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative	$13,445	$12,425	$1,020	8.2%	$26,880	$25,502	$1,378	5.4%

Selling, general and administrative expense increased for the three and six months ended July 31, 2020, as compared to the same periods in the prior fiscal year, primarily due to increased employee benefit expense, as well as increased professional services and facility cost. For the three and six months ended July 31, 2020, employee benefit expense increased by approximately $0.3 million and $0.6 million, respectively, as a result of issuance of stock and benefit programs. Professional services and facility related cost increased by approximately $1.1 million and $1.4 million, respectively. The increases were partially offset by approximately $0.4 million and $0.7 million of less expenditures on travel and marketing activities for the three and six months ended July 31, 2020, respectively, caused by COVID-19 pandemic restrictions.

Other Income, Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Other income, net	$1,280	$2,195	$(915)	(41.7)%	$2,558	$4,391	$(1,833)	(41.7)%

The decrease in other income, net, for the three and six months ended July 31, 2020, as compared to the same periods in the prior fiscal year, was primarily due to decreases of approximately $1.3 million and $1.8 million, respectively, in interest and other income from our deposits and debt security investments as a result of lower interest rates during the current fiscal year due to COVID-19 pandemic and a higher number of debt securities purchased at premium. The decrease was also attributable to an approximately $0.3 million of a foreign subsidy granted during the first half of fiscal year 2020 that did not recur in the current fiscal year. The decrease was partially offset by approximately $0.5 million and $0.4 million of net gains from foreign currency transactions and remeasurements for the three and six months ended July 31, 2020, respectively.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Provision for income taxes	$747	$1,978	$(1,231)	(62.2)%	$1,873	$3,244	$(1,371)	(42.3)%
Effective tax rate	(5.3)%	(24.1)%	—	18.8%	(6.6)%	(13.4)%	—	6.8%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The decrease in income tax expense for the three and six months ended July 31, 2020, as compared to the same periods in the prior fiscal year, was primarily due to a decrease in the proportion of profits generated in higher tax jurisdictions, as well as an increase in the U.S. federal research tax credit, partially offset by an increase in non-deductible stock-based compensation.

Liquidity and Capital Resources

As of July 31, 2020 and January 31, 2020, we had cash, cash equivalents and marketable debt securities of approximately $410.7 million and $404.7 million, respectively.  We invest in highly liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of July 31, 2020, these securities had a fair value of approximately $214.0 million with immaterial unrealized losses caused by market fluctuations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$5,222	$13,419
Net cash provided by (used in) investing activities	(16,555)	11,871
Net cash provided by financing activities	578	3,354
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,755)	$28,644

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the six months ended July 31, 2020, as compared to the same period in the prior fiscal year, primarily due to increased net loss adjusted by non-cash expenses, decreased cash receipts associated with the timing of payments from customers, decreased liabilities associated with the timing of payments to suppliers and increased inventory purchases. The decreased cash flows from operating activities were partially offset by decreased cash payments for other operating asset purchases.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased for the six months ended July 31, 2020, as compared to the same period in the prior fiscal year, primarily due to approximately $18.0 million of additional investments in debt securities, as well as approximately $10.7 million less cash receipts from the sale and maturity of debt securities. The increase was partially offset by approximately $0.3 million of less expenditure on capital asset purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased for the six months ended July 31, 2020, as compared to the same period in the prior fiscal year, primarily due to approximately $1.6 million of less cash proceeds from option exercises and employee stock purchase withholdings, $1.0 million of cash used for the repurchasing of our ordinary shares under the stock repurchase program, as well as an additional $0.2 million of payment for intangible asset purchases.

Stock Repurchase Program

Since the inception of the stock repurchase programs in June 2016, a total of $275.0 million has been authorized for repurchase, and to date, we have repurchased a total of 4,011,595 shares for approximately $175.8 million in cash under the programs. As of July 31, 2020, $49.0 million remained available for repurchases under the current repurchase program through June 30, 2021. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Operating and Capital Expenditure Requirements

As of July 31, 2020, we had cash, cash equivalents and marketable debt securities of approximately $410.7 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of July 31, 2020, we had purchase obligations with our independent contract manufacturers of $24.4 million.

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

Off-Balance Sheet Arrangements

As of July 31, 2020, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2020 and January 31, 2020, we had cash, cash equivalents and marketable debt securities totaling $410.7 million and $404.7 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The global COVID-19 pandemic has significantly affected the populations of the United States, Italy, China and many other countries. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, shelter in place orders and restrictions on travel, manufacturing and the movement of employees in many regions of the world, as well as responsive measures from businesses. As a result, we have had to impose remote or work from home conditions in many of our offices, including the United States, Italy, Japan and South Korea. The majority of our SoCs are manufactured in South Korea and assembled and tested by third parties in Taiwan. In addition, certain of our logistics and shipping operations are in Taiwan and Hong Kong. If any of our third-party manufacturing, assembly and testing partners or our logistics and shipping operations are unable to operate efficiently or at all due to responsive measures to COVID-19, we may experience delays in our supply chain and be unable to meet our customers’ expectations and requirements. If remote or work from home conditions in any of our offices continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Similarly, our customers and potential customers may also experience delays in the development of their products, reduced sales activity, decreased ability to support their customers, closures of their manufacturing facilities or inability to obtain other components, as a result of measures implemented to control the spread of COVID-19. COVID-19 has negatively impacted the overall global economy and, as a result of, may negatively impact demand for our customers’ products and, in turn, impact demand for our solutions. If COVID-19 continues to progress in ways that further disrupt the manufacture, shipment and buying patterns of our products or the products of our customers, or further deteriorates the global economy, it may materially negatively impact our operating results for the second half of fiscal 2021 and subsequent periods, including revenue, gross margins, operating margins, cash flows and other operating results and our overall business.

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

On October 9, 2019, our security camera customers Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, and Zhejiang Dahua Technology Co., Ltd., or Dahua, were added to the Entity List of the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, or Commerce, which imposes limitations on the supply of certain U.S. items to the listed entities. While the addition of Hikvision and Dahua to the Entity List negatively impacts our ability to ship items subject to BIS regulations, including US-produced SoC solutions, to these entities, we have determined that that we are able to ship some foreign-produced SoC products to the listed entities in compliance with applicable law. Notwithstanding our ability to continue to supply some SoC products to the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to Hikvision and Dahua, or our other China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government in October 2019 or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

Global economic and political conditions, including possible trade tariffs and trade restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Beyond the BIS actions relating to Hikvision and Dahua, general trade tensions between the United States and China have been escalating, which has, in our view, created and will continue to create an uncertain business environment. For example, BIS has added over 150 entities related to Huawei Technologies Co., Ltd. to the Entity List and created new controls on foreign-produced items when one of these entities is a party to the transaction. If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. For example, H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019 negatively impacts Hikvision and Dahua’s ability to sell products into the U.S. security camera market and could decrease their demand for our solutions. Similarly, changes in export classification requirements, such as those proposed by U.S. Congress, could impact our ability to supply our solutions to certain companies or in certain countries.  Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications or trade restrictions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers.  The materialization of these risks could have a material adverse effect on our business and financial condition.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. We must export our products in compliance with U.S. export controls, including the Commerce’s Export Administration Regulations. We may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm both our international and domestic sales and adversely affect our revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

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

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or logistic partners. BIS has imposed additional restrictions on exports and reexports of U.S.-controlled items to Hong Kong by removing preferential treatment that Hong Kong used to receive and imposing more stringent licensing requirements similar to those applicable to China. Hong Kong has recently experienced, and continues to experience, significant political unrest and social strife, including protests that resulted in the closing of the Hong Kong international airport on August 12, 2019 for two days. Recently, in response to national security legislation adopted by the Chinese government, the U.S. Secretary of State certified to the U.S. Congress on May 27, 2020 that Hong Kong no longer maintains a sufficient degree of autonomy from China to warrant special treatment by the U.S. While such certification, and subsequent statements made by the U.S. President relating to Hong Kong’s status, do not have an immediate impact on Hong Kong for trade or other purposes, these recent actions represent an escalation in political and trade tensions involving the U.S, China and Hong Kong. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, add additional parties to the Entity List, or reduce preferential treatment currently accorded to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners. While we are taking measures to attempt to maintain the continuity of our product delivery operations notwithstanding the impact on the use of our Hong Kong facility of the continued or deteriorating conditions in Hong Kong or other future unforeseen problems there, we cannot ensure that these measures will be successful in eliminating disruptions in our business.

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

Our customers typically do not provide us with firm, long-term purchase commitments. A substantial majority of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and often without penalty to them. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2020, the customers representing 10% or more of our revenue were Wintech Microelectronics Co., Ltd., or Wintech, the Company’s distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 60% and 18% of total revenue, respectively. For the six months ended July 31, 2020, the customers representing 10% or more of revenue were Wintech and Chicony which accounted for approximately 60% and 17% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past.  The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses. For example, our revenue declined 23% in fiscal year 2019 compared to fiscal year 2018, and we incurred our first annual net losses since our initial public offering, or IPO, in 2012. For the twelve months ended January 31, 2020, our revenue increased by 0.4% compared to the same period in fiscal year 2019, and we incurred a net loss of $44.8 million. For the six months ended July 31, 2020, our revenue increased by 1.1% compared to the same period in fiscal year 2020, and we incurred a net loss of $30.2 million. We may experience similar fluctuations or declines in revenue or net losses in the future, which would harm our operating results.

While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $129.7 million, $128.1 million and $115.5 million in fiscal years 2020, 2019 and 2018, respectively. For the six months ended July 31, 2020, our research and development expense was $67.0 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10nm and 5nm, can cost significantly more than required to develop in larger process nodes, such as 28nm or 14nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

You should not rely on our revenue, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In years past, we experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $295.4 million in fiscal year 2018 and to $227.8 million in fiscal year 2019, resulting in the first annual net losses since our IPO in 2012. In fiscal year 2020, our revenue increased by 0.4% compared to fiscal year 2019. For the six months ended July 31, 2020, our revenue increased by 1.1% compared to the same period in fiscal year 2020, and we incurred a net loss of $30.2 million. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 60%, 58% and 59% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2020, 2019 and 2018, respectively, and approximately 60% of our revenue was derived from sales through Wintech for the six months ended July 31, 2020. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of Wintech. While the outcome of WPG’s bid is unknown at this time, an acquisition of Wintech by WPG could have an adverse impact on our relationship with Wintech. Our current agreement with Wintech is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our industry is characterized by high demand and intense competition for talent.  The pool of qualified candidates is limited, particularly in Silicon Valley and parts of Asia for very-large-scale integration, or VLSI, and artificial intelligence and computer vision engineers, and certain of our competitors and potential competitors with greater resources have directly targeted our employees.  In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively, and to grow our business, depends on our ability to attract new employees and to retain and motivate our existing employees.

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

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, assembly and testing. Currently, the majority of our SoCs are supplied by Samsung in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully assembled and tested products as well as tested die in wafer form for assembly. Samsung subcontracts the assembly and initial testing of the assembled chips it supplies to us to Signetics Corporation and STATS ChipPAC Ltd. In the case of purchases of tested die from Samsung, we contract the assembly to Advanced Semiconductor Engineering, Inc., or ASE. We also have products supplied by Global UniChip Corporation, or GUC, in Taiwan, from whom we purchase fully assembled and tested products. The wafers used by GUC in the assembly of our products are manufactured by TSMC in Taiwan. The assembly is done by GUC subcontracted assembly suppliers ASE, and Powertech Technology Inc, or PTI. Final testing of all of our products is handled by King Yuan Electronics Co., Ltd. or Sigurd Corporation under the supervision of our engineers. We depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. Availability of capacity within our supply chain has tightened recently, which could limit the volume of products we can produce and negatively impact our business and operations. We do not have any long-term supply agreements with any of our manufacturing suppliers. If one or more of these vendors terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, including available capacity constraints, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales and damage our customer relationships.

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

We have research and development design centers and business development offices in China, Japan, Italy, South Korea and Taiwan, and we expect to continue to conduct business with companies that are located outside the United States, particularly in Asia. We purchase wafers from foreign foundries, have our solutions assembled and tested by subcontractors located in Asia, and supply our solutions to customers located outside of the United States. Even customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their products, and these contract manufacturers typically purchase products directly from us. As a result of our international focus, we face numerous challenges and risks, including:

•	increased complexity and costs of managing international operations;
•	longer and more difficult collection of receivables;

•	difficulties in enforcing contracts generally;
•	regional economic instability;
•	geopolitical instability and military conflicts;
•	limited protection of our intellectual property and other assets;
•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•	trade and foreign exchange restrictions and higher tariffs;
•	travel restrictions;
•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;
•	foreign currency exchange fluctuations relating to our international operating activities;
•	restrictions imposed by the U.S. government on our ability to do business with certain companies or in certain countries as a result of international political conflicts;
•	transportation delays and other consequences of limited local infrastructure, and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers;
•	heightened risk of terrorist acts;
•	local business and cultural factors that differ from standards and practices in the U.S.;
•	differing employment practices and labor relations;
•	regional health issues, pandemics, and natural disasters; and
•	work stoppages.

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

Our operations and those of our manufacturers are vulnerable to interruption caused by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, regional health issues and pandemics, fires, earthquakes, floods, power losses, telecommunications failures, terrorist attacks, wars, Internet failures and other events beyond our control. Any disruption in our services or operations could result in a reduction in revenue or a claim for substantial damages against us, regardless of whether we are responsible for that failure. The outbreak of COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, manufacturing and the movement of employees in many regions of the world, and the imposition of remote or work from home conditions in many of our offices, including the United States and Italy. If the remote or work from home conditions continue for an extended period of time, or similar restrictions and measures are implemented in more of the locations where we have offices, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay Area and Taiwan. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems.

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

We prepare our consolidated financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create accounting rules and regulations. Changes in those accounting rules could have a significant effect on our financial results, require significant resources, pose challenges in forecasting revenue and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, on October 5, 2015 the Organization for Economic Co-operation and Development, or OECD, which represents a coalition of member countries, released its final reports from the BEPS Action Plans. The final reports include recommendations covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. These changes, which have been or are in the process of being adopted by numerous countries, could increase uncertainties and may adversely affect our provision for income taxes. In December 2018, the Cayman Islands passed the International Tax Co-Operation (Economic Substance) Law, 2018. Effective as of January 1, 2019, the new legislation requires Cayman Islands companies carrying one or more relevant activity to maintain a substantial economic presence in the Cayman Islands. Effective from December 31, 2019, we have structured our activities to comply with the new law. However, the legislation remains subject to further clarification and interpretation and accordingly, there is no guarantee that we will be deemed to be compliant. Furthermore, this legislation may require us to make additional changes to the activities we carry on in the Cayman Islands, which could increase our cost of operations, and we could be subject to penalties for lack of compliance. As a result, we are not able to determine the impact on our operations and net income as of the current period.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2020 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2021 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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

Prior to the Tax Act, we did not believe that we, or any of our non-U.S. subsidiaries, were considered a CFC, which is a determination made daily based on whether the 10% U.S. shareholders together own, or are considered to own under the attribution rules, more than fifty percent of the voting power or value of a non-U.S. corporation.  The Tax Act repealed Internal Revenue Code Section 958(b)(4), which, unless clarified in future regulations or other guidance, may result in classification of certain of the Company’s foreign subsidiaries as CFCs with respect to any single 10% U.S. shareholder. This may be the result without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than fifty percent of the voting power or value of the Company as was the case under prior rules. The repeal is effective as of the last taxable year of CFCs beginning before January 1, 2018 and for the taxable year of 10% U.S. shareholders in which the CFCs' taxable year ends.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business may adversely affect our operating results.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 90%, 87% and 79% of our total revenue in fiscal years 2020, 2019 and 2018, respectively. For the six months ended July 31, 2020, sales to customers in Asia accounted for approximately 87% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of July 31, 2020, we had approximately $214.0 million in debt security investments. These investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

Our actual operating results may not meet or exceed our guidance and investor expectations, which would likely cause our stock price to decline.

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

AMBARELLA, INC.

Date: September 9, 2020	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 9, 2020	By:	/s/ Kevin C. Eichler
Kevin C. Eichler
Chief Financial Officer