Form 10-Q
period 2020-10-31
AMBARELLA INC
filed 2020-12-09
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The number of ordinary shares of the Registrant outstanding as of December 2, 2020 was 35,172,037 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	October 31,	January 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$225,508	$231,403
Marketable debt securities	198,129	173,345
Accounts receivable, net	24,111	18,487
Inventories	23,712	22,971
Restricted cash	10	9
Prepaid expenses and other current assets	4,777	4,975
Total current assets	476,247	451,190
Property and equipment, net	5,131	5,614
Deferred tax assets, non-current	10,463	10,400
Intangible assets, net	17,352	17,826
Operating lease right-of-use assets, net	8,734	9,935
Goodwill	26,601	26,601
Other non-current assets	5,027	5,710
Total assets	$549,555	$527,276
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	14,613	14,910
Accrued and other current liabilities	41,922	34,970
Operating lease liabilities, current	2,809	2,181
Income taxes payable	1,711	691
Deferred revenue, current	1,178	701
Total current liabilities	62,233	53,453
Operating lease liabilities, non-current	6,662	7,975
Other long-term liabilities	18,007	17,776
Total liabilities	86,902	79,204
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2020 and January 31, 2020, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at October 31, 2020 and January 31, 2020, respectively; 35,072,089 shares issued and outstanding at October 31, 2020; 33,805,609 shares issued and outstanding at January 31, 2020	16	15
Additional paid-in capital	322,502	261,220
Accumulated other comprehensive income	1,363	768
Retained earnings	138,772	186,069
Total shareholders’ equity	462,653	448,072
Total liabilities and shareholders' equity	$549,555	$527,276

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue	$56,090	$67,922	$160,848	$171,520
Cost of revenue	21,298	28,819	63,078	72,127
Gross profit	34,792	39,103	97,770	99,393
Operating expenses:
Research and development	36,573	32,480	103,575	95,917
Selling, general and administrative	14,468	13,791	41,348	39,293
Total operating expenses	51,041	46,271	144,923	135,210
Loss from operations	(16,249)	(7,168)	(47,153)	(35,817)
Other income, net	673	1,917	3,231	6,308
Loss before income taxes	(15,576)	(5,251)	(43,922)	(29,509)
Provision (benefit) for income taxes	1,502	(942)	3,375	2,302
Net loss	$(17,078)	$(4,309)	$(47,297)	$(31,811)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.49)	$(0.13)	$(1.37)	$(0.97)
Diluted	$(0.49)	$(0.13)	$(1.37)	$(0.97)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	34,819,880	33,304,171	34,460,172	32,885,729
Diluted	34,819,880	33,304,171	34,460,172	32,885,729

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(17,078)	$(4,309)	$(47,297)	$(31,811)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	(224)	140	595	588
Other comprehensive income (loss), net of tax	(224)	140	595	588
Comprehensive loss	$(17,302)	$(4,169)	$(46,702)	$(31,223)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2020	33,805,609	$15	$261,220	$768	$186,069	$448,072
Issuance of shares through employee equity incentive plan	478,643	—	6,463	—	—	6,463
Issuance of shares through employee stock purchase plan	83,564	—	2,660	—	—	2,660
Stock repurchase	(25,719)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,214	—	—	15,214
Net unrealized losses on investments - net of tax	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(15,463)	(15,463)
Balance--April 30, 2020	34,342,097	15	284,557	405	170,606	455,583
Issuance of shares through employee equity incentive plan	268,739	—	344	—	—	344
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	16,294	—	—	16,294
Net unrealized gains on investments - net of tax	—	—	—	1,182	—	1,182
Net loss	—	—	—	—	(14,756)	(14,756)
Balance--July 31, 2020	34,610,836	15	301,195	1,587	155,850	458,647
Issuance of shares through employee equity incentive plan	361,886	1	1,102	—	—	1,103
Issuance of shares through employee stock purchase plan	99,367	—	3,164	—	—	3,164
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	17,041	—	—	17,041
Net unrealized losses on investments - net of tax	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	(17,078)	(17,078)
Balance--October 31, 2020	35,072,089	$16	$322,502	$1,363	$138,772	$462,653

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2019	32,303,540	$15	$188,516	$97	$230,861	$419,489
Issuance of shares through employee equity incentive plan	335,301	—	1,520	—	—	1,520
Issuance of shares through employee stock purchase plan	99,759	—	3,063	—	—	3,063
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,423	—	—	15,423
Net unrealized gains on investments - net of tax	—	—	—	254	—	254
Net loss	—	—	—	—	(17,311)	(17,311)
Balance--April 30, 2019	32,738,600	15	208,522	351	213,550	422,438
Issuance of shares through employee equity incentive plan	295,019	—	988	—	—	988
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,032	—	—	15,032
Net unrealized gains on investments - net of tax	—	—	—	194	—	194
Net loss	—	—	—	—	(10,191)	(10,191)
Balance--July 31, 2019	33,033,619	15	224,542	545	203,359	428,461
Issuance of shares through employee equity incentive plan	428,600	—	2,711	—	—	2,711
Issuance of shares through employee stock purchase plan	78,105	—	2,904	—	—	2,904
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,333	—	—	15,333
Net unrealized gains on investments - net of tax	—	—	—	140	—	140
Net loss	—	—	—	—	(4,309)	(4,309)
Balance--October 31, 2019	33,540,324	$15	$245,490	$685	$199,050	$445,240

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(47,297)	$(31,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,868	8,231
Amortization (accretion) of premium (discount) on marketable debt securities, net	348	(879)
Stock-based compensation	51,407	49,968
Deferred income taxes	(63)	267
Other non-cash items, net	(94)	87
Changes in operating assets and liabilities:
Accounts receivable	(5,624)	4,603
Inventories	(741)	(1,593)
Prepaid expenses and other current assets	238	857
Other assets	683	(2,974)
Accounts payable	(297)	5,896
Accrued and other current liabilities	9,887	3,658
Income taxes payable	1,020	(38)
Deferred revenue	477	16
Lease Liabilities	(1,656)	(2,238)
Other long-term liabilities	1,160	1,234
Net cash provided by operating activities	18,316	35,284
Cash flows from investing activities:
Purchase of investments	(175,265)	(160,988)
Sales of investments	57,936	72,773
Maturities of investments	92,897	105,995
Purchase of property and equipment	(1,529)	(1,425)
Net cash provided by (used in) investing activities	(25,961)	16,355
Cash flows from financing activities:
Stock repurchase	(1,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	6,504	9,552
Payment for intangible asset	(3,753)	(2,930)
Net cash provided by financing activities	1,751	6,622
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,894)	58,261
Cash, cash equivalents and restricted cash at beginning of period	231,412	194,058
Cash, cash equivalents and restricted cash at end of period	$225,518	$252,319
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$937	$1,664
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to intangible and fixed assets additions	$3,656	$618

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

The Company also assessed the impacts of COVID-19 on the above accounting matters as of October 31, 2020 and through the date of this report. While it is difficult to quantify the impact of COVID-19, the future magnitude and duration of COVID-19, as well as other associated factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods.

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

The cumulative effect adjustment upon the adoption on February 1, 2020 was immaterial. The credit-related losses and associated allowance amount from the Company’s financial instruments were not material as of October 31, 2020, respectively.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of both October 31, 2020 and January 31, 2020, restricted cash was immaterial. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	October 31, 2020	January 31, 2020	October 31, 2019	January 31, 2019
	(in thousands)
Cash and cash equivalents	$225,508	$231,403	$252,310	$194,047
Restricted cash	10	9	9	11
Total as presented in the consolidated statements of cash flows	$225,518	$231,412	$252,319	$194,058

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and nine months ended October 31, 2020 and 2019, respectively.

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

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases in fiscal year 2020. As a result, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the practical expedient that does not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU and liability calculation if it is reasonably certain that the Company will exercise the option. The Company's finance leases were immaterial as of October 31, 2020 and January 31, 2020, respectively.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three and nine months ended October 31, 2020 and 2019, respectively.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to satisfied but unbilled performance obligations associated with its engineering service agreements at the reporting date. As of October 31, 2020 and January 31, 2020, the contract assets for these unbilled receivables were not material. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the three and nine months ended October 31, 2020 and 2019, the Company did not recognize any material revenue adjustment, respectively, related to performance obligations satisfied in prior periods released from this deferred revenue. As of October 31, 2020 and January 31, 2020, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of October 31, 2020 and January 31, 2020, respectively. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to an original expected contract duration of one year or less and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment and tools and allocation of facility costs, net of any research and development grants. As of October 31, 2020, there was approximately $1.3 million of grants recorded in prepaid expenses and other current assets and approximately $2.4 million of grants recorded in other non-current assets in the condensed consolidated balance sheets.

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

In October 2020, the FASB issued ASU 2020-08 – Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. The amendments in this Update clarify that for each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess (that is, the premium) shall be amortized to the next call date. The amendments also clarify that securities within the amendments shall have explicit, noncontingent call options that are callable at fixed prices and on preset dates at prices less than the amortized cost basis of the security. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is required to apply the new guidance on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debit securities. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this new guidance on its consolidated financial statements and disclosures.

In October 2020, the FASB issued ASU 2020-10 – Codification Improvements. The amendments in this Update contain improvements to the Codification by including disclosure guidance in appropriate disclosure and ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company did not early adopt and believes the adoption of this new guidance will not have a material impact on its consolidated financial statements and disclosures.

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

	As of October 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$2,384	$—	$—	$2,384
Commercial paper	66,744	—	—	66,744
Corporate bonds	101,102	1,093	(21)	102,174
Asset-backed securities	16,391	212	—	16,603
U.S. government securities	26,426	79	—	26,505
Total cash equivalents and marketable debt securities	$213,047	$1,384	$(21)	$214,410

	As of January 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,284	$—	$—	$8,284
Commercial paper	63,390	—	—	63,390
Corporate bonds	95,053	653	—	95,706
Asset-backed securities	23,062	69	(2)	23,129
U.S. government securities	20,524	48	—	20,572
Total cash equivalents and marketable debt securities	$210,313	$770	$(2)	$211,081

          As of October 31, 2020, there were no debt securities with unrealized losses for more than twelve months.

	As of
	October 31, 2020	January 31, 2020
	(in thousands)
Included in cash equivalents	$16,281	$37,736
Included in marketable debt securities	198,129	173,345
Total cash equivalents and marketable debt securities	$214,410	$211,081

The contractual maturities of the investments at October 31, 2020 and January 31, 2020 were as follows:

	As of
	October 31, 2020	January 31, 2020
	(in thousands)
Due within one year	$143,012	$146,267
Due within one to three years	71,398	64,814
Total cash equivalents and marketable debt securities	$214,410	$211,081

The unrealized losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. Upon adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income in the condensed consolidated balance sheets. The credit-related losses of the Company’s financial instruments were not material for the three and nine months ended October 31, 2020, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of October 31, 2020 and January 31, 2020, respectively:

	As of October 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$2,384	$2,384	$—	$—
Commercial paper	$66,744	—	66,744	—
Corporate bonds	$102,174	—	102,174	—
Asset-backed securities	$16,603	—	16,603	—
U.S. government securities	$26,505	—	26,505	—
Total cash equivalents and marketable debt securities	$214,410	$2,384	$212,026	$—

	As of January 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,284	$8,284	$—	$—
Commercial paper	63,390	—	63,390	—
Corporate bonds	95,706	—	95,706	—
Asset-backed securities	23,129	—	23,129	—
U.S. government securities	20,572	—	20,572	—
Total cash equivalents and marketable debt securities	$211,081	$8,284	$202,797	$—

3. Inventories

Inventories at October 31, 2020 and January 31, 2020 consisted of the following:

	As of
	October 31, 2020	January 31, 2020
	(in thousands)
Work-in-progress	$14,133	$10,133
Finished goods	9,579	12,838
Total	$23,712	$22,971

4. Property and Equipment, Net

Depreciation expense was approximately $0.6 million and $0.7 million for the three months ended October 31, 2020 and 2019, respectively. Depreciation expense was approximately $1.9 million and $2.1 million for the nine months ended October 31, 2020 and 2019, respectively. Property and equipment at October 31, 2020 and January 31, 2020 consisted of the following:

	As of
	October 31, 2020	January 31, 2020
	(in thousands)
Computer equipment and software	$11,425	$10,282
Machinery and equipment	6,415	6,317
Furniture and fixtures	969	969
Leasehold improvements	2,223	2,356
Construction in progress	217	63
	21,249	19,987
Less: accumulated depreciation and amortization	(16,118)	(14,373)
Total property and equipment, net	$5,131	$5,614

5. Intangible Assets, Net

The intangible assets primarily consist of $4.1 million of in-process research and development (“IPR&D”) from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $13.3 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. Once research and development efforts are completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of October 31, 2020, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of October 31, 2020, $5.8 million was recorded in accrued and other current liabilities and $7.2 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The carrying amounts of intangible assets as of October 31, 2020 and January 31, 2020 were as follows:

	As of October 31, 2020			As of January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Internal-use software licenses	21,333	(8,081)	13,252	27,203	(13,477)	13,726
Total acquired intangible assets	$25,433	$(8,081)	$17,352	$31,303	$(13,477)	$17,826

During the nine months ended October 31, 2020, there was approximately $10.1 million of fully amortized software licenses retired. The amortization expense related to software licenses was approximately $1.7 million and $1.3 million for the three months ended October 31, 2020 and 2019, respectively. The amortization expense related to software licenses was approximately $4.8 million and $3.9 million for the nine months ended October 31, 2020 and 2019, respectively. The estimated future amortization expense of these software licenses as of October 31, 2020 is as follows:

As of
October 31, 2020
Fiscal Year	(in thousands)
2021 (3 months remaining)	$1,725
2022	5,941
2023	4,674
2024	912
2025	—
Thereafter	—
Total future amortization expenses:	$13,252

IPR&D is required to be tested for impairment at least annually in the fourth fiscal quarter or sooner whenever events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the three and nine months ended October 31, 2020 and 2019, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at October 31, 2020 and January 31, 2020 consisted of the following:

	As of
	October 31, 2020	January 31, 2020
	(in thousands)
Accrued employee compensation	$15,724	$16,874
Accrued rebates	311	54
Accrued product development costs	17,227	10,885
Software license liabilities, current	5,831	4,388
Other accrued liabilities	2,829	2,769
Total accrued and other current liabilities	$41,922	$34,970

The timing of SoC development progress and payments to outside foundries resulted in fluctuation of the accrued product development costs.

7. Leases

The Company has entered into various operating leases for its worldwide office facilities. The operating lease expense was approximately $0.8 million and $0.7 million for the three months ended October 31, 2020 and 2019, respectively. The operating lease expense was approximately $2.2 million and $2.2 million for the nine months ended October 31, 2020 and 2019, respectively. The Company's short-term leases and finance leases were not material as of October 31, 2020 and January 31, 2020, respectively.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2020	October 31, 2020
	(in thousands)
Cash paid for operating leases included in operating cash flows	$625	$1,656
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$85	$261

As of October 31, 2020, the weighted average remaining lease term is 4.41 years, and the weighted average discount rate is 4.43 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
October 31, 2020
Fiscal Year	(in thousands)
2021 (3 months remaining)	$811
2022	2,814
2023	1,927
2024	1,702
2025	1,749
Thereafter	1,234
Total future annual minimum lease payments	10,237
Less: interest	(766)
Total lease liabilities	$9,471

8. Other Long-Term Liabilities

Other long-term liabilities at October 31, 2020 and January 31, 2020 consisted of the following:

	As of
	October 31, 2020	January 31, 2020
	(in thousands)
Unrecognized tax benefits, including interest	$8,953	$8,261
Deferred tax liabilities, non-current	1,287	1,288
Software license liabilities, non-current	7,230	8,159
Other long-term liabilities	537	68
Total other long-term liabilities	$18,007	$17,776

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively.

Ordinary shares

As of October 31, 2020 and January 31, 2020, a total of 200,000,000 ordinary shares were authorized.

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

As of October 31, 2020 and January 31, 2020, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	October 31, 2020	January 31, 2020
Shares reserved for options, restricted stock and restricted stock units under EIP	6,457,092	6,045,108
Shares reserved for ESPP	2,299,143	2,059,504

Shares repurchased

         On May 29, 2019, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s ordinary shares through June 30, 2020. On March 16, 2020, the Company repurchased a total of 25,719 shares for approximately $1.0 million in cash. On May 29, 2020, the Board approved an extension of this program for an additional twelve months ending June 30, 2021. Since the inception of the Company’s repurchase programs in June 2016, a total of $275.0 million has been authorized, and a total of 4,011,595 shares have been repurchased for approximately $175.8 million in cash. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. As of October 31, 2020, there was approximately $49.0 million available for repurchases under the repurchase program through June 30, 2021.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation:
Cost of revenue	$368	$335	$981	$922
Research and development	11,496	10,601	31,402	31,306
Selling, general and administrative	7,113	6,372	19,024	17,740
Total stock-based compensation	$18,977	$17,308	$51,407	$49,968

During the three and nine months ended October 31, 2020, approximately $1.9 million and $2.8 million of stock-based compensation expense was accrued in the accrued and other current liabilities in the condensed consolidated balance sheets, respectively. As of October 31, 2020, total unrecognized compensation cost related to unvested stock options was $3.1 million and is expected to be recognized over a weighted-average period of 2.37 years. Total unrecognized compensation cost related to unvested restricted stock units was $137.3 million and is expected to be recognized over a weighted-average period of 2.54 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Stock Options:
Volatility	52%	52%	52%	52%
Risk-free interest rate	0.40%	1.39%	0.52%	1.84%
Expected term (years)	5.81	6.09	5.84	6.02
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	58%	46%	59%	47%
Risk-free interest rate	0.12%	1.93%	0.21%	2.23%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2020	1,124,646	$32.93
Granted	36,700	53.05	$25.45
Exercised	(207,876)	12.31		$9,224
Forfeited	(11,301)	46.74
Expired	(21,422)	75.47
Outstanding at October 31, 2020	920,747	37.23			4.42	$18,266
Exercisable at October 31, 2020	790,911	$35.19			3.75	$17,504

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on October 31, 2020 was $54.67, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes the restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2020	2,617,266	$50.30
Granted	1,445,544	52.61
Vested	(901,392)	51.17
Forfeited	(74,109)	54.87
Unvested at October 31, 2020	3,087,309	$51.02

As of October 31, 2020, the aggregate intrinsic value of unvested restricted stock units was $168.8 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(17,078)	$(4,309)	$(47,297)	$(31,811)
Denominator:
Weighted-average ordinary shares - basic	34,819,880	33,304,171	34,460,172	32,885,729
Weighted-average ordinary shares - diluted	34,819,880	33,304,171	34,460,172	32,885,729
Net loss per ordinary share:
Basic	$(0.49)	$(0.13)	$(1.37)	$(0.97)
Diluted	$(0.49)	$(0.13)	$(1.37)	$(0.97)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Options to purchase ordinary shares	701,113	873,515	734,506	948,283
Restricted stock and restricted stock units	1,233,679	1,675,570	1,316,682	1,195,320
Employee stock purchase plan	23,144	13,672	26,494	11,204
	1,957,936	2,562,757	2,077,682	2,154,807

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Loss before income taxes	$(15,576)	$(5,251)	$(43,922)	$(29,509)
Provision (benefit) for income taxes	1,502	(942)	3,375	2,302
Effective tax rate	(9.6)%	17.9%	(7.7)%	(7.8)%

The income tax expense increased for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions as well as an increase in non-deductible stock-based compensation.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2020, the gross amount of unrecognized tax benefits decreased by $16.1 million to $27.0 million. The decrease was primarily due to changes to our uncertain tax positions from adjustments arising from tax return filings. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, the United States Tax Court issued a decision (“Tax Court Decision”) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (“Ninth Circuit”). On June 7, 2019, the Ninth Circuit issued an opinion that reversed the Tax Court Decision. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition to appeal the decision with the Supreme Court of the United States which was denied on June 22, 2020. The denial of the request by the Supreme Court did not have a material impact to the Company’s provision for income taxes.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. As of October 31, 2020 and January 31, 2020, total manufacturing purchase commitments were approximately $37.1 million and $35.9 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of October 31, 2020 and January 31, 2020, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Taiwan	$35,073	$42,986	$96,846	$101,567
Asia Pacific	14,642	18,011	43,635	49,745
Europe	1,970	2,264	6,856	9,848
North America other than United States	2,433	2,804	8,449	6,688
United States	1,972	1,857	5,062	3,672
Total revenue	$56,090	$67,922	$160,848	$171,520

As of October 31, 2020, substantially all of the Company’s property and equipment, net, was located in the United States, Asia Pacific region and Europe with approximate net amounts of $1.6 million, $2.5 million and $1.0 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 62.3% and 17.6% of total revenue for the three months ended October 31, 2020, respectively, and accounted for approximately 60.4% and 17.4% of total revenue for the nine months ended October 31, 2020, respectively. The customers representing 10% or more of revenue and accounts receivable in fiscal year 2020 were Wintech and Chicony, which accounted for approximately 63.2% and 15.7% of total revenue for the three months ended October 31, 2019, respectively, and accounted for approximately 59.2% and 17.8% of total revenue for the nine months ended October 31, 2019, respectively. Accounts receivable with Wintech and Chicony were approximately $11.2 million and $9.9 million as of October 31, 2020, respectively.

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

Financial Highlights and Trends

•

We recorded revenue of $56.1 million and $160.8 million for the three and nine months ended October 31, 2020, respectively. This represented a decrease of 17.4% and 6.2% for the three and nine months ended October 31, 2020, respectively, as compared to the same periods in the prior fiscal year. The decreases in revenue were primarily attributable to lower revenue from the professional IP security camera and automotive markets. In the professional IP security camera market, despite continued growth in the North America and Asia regions in fiscal year 2021, lower demand from our two largest China customers caused by higher inventory build-up in fiscal year 2020 and escalated trade tensions between the United States and China, together with less demand from the Europe region, resulted in a significant revenue decrease in this market. The decreased revenue in the automotive markets was primarily due to an overall slowdown in the automotive industry. The decreased revenue was partially offset by increased revenue in the consumer IP security camera and consumer markets, including drone and wearable camera markets. In the consumer IP security camera market, revenue growth continued to be led by the home security and monitoring market in the North America region. In the consumer markets, incorporation of our solutions into newly launched products from Dajiang Innovation Technology Inc., or DJI, resulted in a ramp of SoC shipments in the third quarter of fiscal year 2021, partially offset by decreased revenue in the sports camera market. While revenue declined in the three and nine months ended October 31, 2020, respectively, we experienced sustained demand for our new CV-based solutions in the professional IP security camera market, generated revenue from CV-based solutions in the automotive OEM sensing market and made initial shipments of our CV-based solutions into the consumer IP security camera and automotive aftermarket in fiscal year 2021.

•

We recorded operating losses of $16.2 million and $47.2 million for the three and nine months ended October 31, 2020, respectively, as compared to operating losses of $7.2 million and $35.8 million for the three and nine months ended October 31, 2019, respectively. In addition to the declines in revenue, the increased operating losses were also attributable to increased operating expenses, partially offset by increased gross margin. The increase in expenses primarily related to increased employee benefit expense, SoC development cost as well as research and development grants from a foreign government in fiscal year 2020 that did not recur in fiscal year 2021. The increased expenses were partially offset by decreased travel expense, consulting services and a COVID-19-related foreign subsidy granted in the second quarter of fiscal year 2021.

•

We generated cash flows from operating activities of $18.3 million for the nine months ended October 31, 2020, as compared to $35.3 million for the nine months ended October 31, 2019. The decreased cash flows from operating activities were primarily due to increased net loss adjusted by non-cash expenses and decreased cash receipts associated with the timing of payments from customers. The decreased cash flows from operating activities were partially offset by decreased cash payments for other operating asset purchases and increased liabilities associated with the timing of payments to suppliers and authorities.

•

On March 16, 2020, we repurchased a total of 25,719 of our ordinary shares for approximately $1.0 million in cash. On May 29, 2020, our Board of Directors approved an extension of the repurchase program for an additional twelve months ending June 30, 2021. There were no shares repurchased for the three months ended October 31, 2020. As of October 31, 2020, there was approximately $49.0 million available for repurchases through June 30, 2021.

Factors Affecting Our Performance

COVID-19 Could Adversely Affect our Business in a Material Way. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of remote or work-from-home conditions in many of the locations where we have offices. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the remote or work-from-home conditions in any of our offices continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Similarly, while we have not yet experienced a major disruption in our supply chain as a result of the COVID-19 pandemic, we are experiencing longer manufacturing times that, if they persist or worsen, could impact our ability to meet our customers’ demand for our solutions and negatively impact our revenue. Moreover, if there is a significant outbreak that impacts Samsung Electronic Corporation’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. The pandemic may also impact our customers’ ability to manufacture their products, support their customers or reduce or delay demand for their products, which could, in turn, reduce such customers’ demand for our solutions. For example, in the nine months ended October 31, 2020, we saw an overall slowdown in the automotive industry which negatively impacted our revenue related to our computer vision-based solutions in the OEM video recorder market. While we cannot quantify specific impacts of the COVID-19 pandemic or actions taken by governments and businesses in response thereto, our results of operations and financial condition may be negatively affected if we encounter significant supply chain problems, reductions in demand due to our customers or end customers having problems, or other unexpected COVID-19 ramifications.

Political and Trade Relations Between the United States and China Could Adversely Affect our Business in a Material Way. Trade tensions between the United States and China have been escalating, which has, in our view, created and will continue to create an uncertain business environment. If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. For instance, during the nine months ended October 31, 2020, lower demand from our two largest China customers resulted in our revenue decreasing in the professional IP security camera market. Even in the absence of new tariffs or trade restrictions, it is possible that China customers or potential customers could take actions to reduce dependence on the supply of components subject to United States trade laws, including our solutions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers.  In addition, the escalating social and political tensions in Hong Kong could, in the future, impact the operation of our warehouse facility in Hong Kong, through which a substantial majority of our finished SoCs are shipped to customers or logistic partners. Continued deterioration in political, social or economic conditions in Hong Kong or future actions by the Chinese or U.S. governments, could possibly result in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses. The materialization of these risks could have a material adverse effect on our business.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue	$56,090	$67,922	$160,848	$171,520
Cost of revenue	21,298	28,819	63,078	72,127
Gross profit	34,792	39,103	97,770	99,393
Operating expenses:
Research and development	36,573	32,480	103,575	95,917
Selling, general and administrative	14,468	13,791	41,348	39,293
Total operating expenses	51,041	46,271	144,923	135,210
Loss from operations	(16,249)	(7,168)	(47,153)	(35,817)
Other income, net	673	1,917	3,231	6,308
Loss before income taxes	(15,576)	(5,251)	(43,922)	(29,509)
Provision (benefit) for income taxes	1,502	(942)	3,375	2,302
Net loss	$(17,078)	$(4,309)	$(47,297)	$(31,811)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	38	42	39	42
Gross profit	62	58	61	58
Operating expenses:
Research and development	65	48	64	56
Selling, general and administrative	26	20	26	23
Total operating expenses	91	68	90	79
Loss from operations	(29)	(10)	(29)	(21)
Other income, net	1	3	2	4
Loss before income taxes	(28)	(7)	(27)	(17)
Provision (benefit) for income taxes	3	(1)	2	2
Net loss	(31)%	(6)%	(29)%	(19)%

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

Comparison of the Three and Nine Months Ended October 31, 2020 and 2019

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$56,090	$67,922	$(11,832)	(17.4)%	$160,848	$171,520	$(10,672)	(6.2)%

The decreased revenue for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, was primarily attributable to lower revenue from the professional IP security camera and automotive markets. In the professional IP security camera market, despite continued growth in the North America and Asia regions in fiscal year 2021, lower demand from our two largest China customers caused by higher inventory build-up in fiscal year 2020 and escalated trade tensions between the United States and China, together with less demand from the Europe region, resulted in a significant revenue decrease in this market. The decreased revenue in the automotive markets was primarily due to an overall slowdown in the automotive industry. The decreased revenue was partially offset by increased revenue in the consumer IP security camera and consumer markets, including drone and wearable camera markets. In the consumer IP security camera market, revenue growth continued to be led by the home security and monitoring market in the North America region. In the consumer markets, incorporation of our solutions into newly launched products from DJI resulted in a ramp of SoC shipments in the third quarter of fiscal year 2021, partially offset by decreased revenue in the sports camera market. While revenue declined in the three and nine months ended October 31, 2020, respectively, we experienced sustained demand for our new CV-based solutions in the professional IP security camera market, generated revenue from CV-based solutions in the automotive OEM sensing market and made initial shipments of our CV-based solutions into the consumer IP security camera and automotive aftermarket in fiscal year 2021.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$21,298	$28,819	$(7,521)	(26.1)%	$63,078	$72,127	$(9,049)	(12.5)%
Gross profit	34,792	39,103	(4,311)	(11.0)%	97,770	99,393	(1,623)	(1.6)%
Gross margin	62.0%	57.6%	—	4.4%	60.8%	57.9%	—	2.9%

Cost of revenue decreased for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, primarily due to lower SoC shipments in the professional IP security camera market, partially offset by increased shipments in the consumer IP security camera and consumer markets.

Gross margin increased for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, primarily due to gross margin improvement in the professional IP security camera market as a result of customer concentration shift from the China region to the North America and Asia regions other than China.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$36,573	$32,480	$4,093	12.6%	$103,575	$95,917	$7,658	8.0%

Research and development expense increased for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, primarily due to increased employee benefit expense and SoC development cost. For the three and nine months ended October 31, 2020, employee benefit expense increased by approximately $1.3 million and $1.9 million, respectively, as a result of issuance of stock awards, employee benefit programs and an increase in headcount. Our engineering headcount was 568 at October 31, 2020 compared to 560 at October 31, 2019. SoC development cost increased by $2.7 million and $4.2 million for the three and nine months ended October 31, 2020, respectively, due to project timing and the number of chips in development. The increased expense was also attributable to approximately $0.5 million and $3.7 million of research and development grants from a foreign government during the three and nine months ended October 31, 2019, respectively, that did not recur in the current fiscal year. The increased expense was partially offset by decreased travel expense and contractor services caused by COVID-19 pandemic restrictions. For the three and nine months ended October 31, 2020, travel expense and contractor services decreased by an aggregate of $0.4 million and $1.4 million, respectively. For the nine months ended October 31, 2020, approximately $0.7 million of a COVID-19-related subsidy was granted by a foreign government.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative	$14,468	$13,791	$677	4.9%	$41,348	$39,293	$2,055	5.2%

Selling, general and administrative expense increased for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, primarily due to approximately $1.0 million and $1.6 million of additional employee benefit expense, respectively, as a result of issuance of stock awards and employee benefit programs. For the nine months ended October 31, 2020, the increase was also attributable to approximately $1.6 million of additional professional services and facility related cost. The increased expense was partially offset by approximately $0.4 million and $1.2 million of less expenditures on travel and marketing activities for the three and nine months ended October 31, 2020, respectively, caused by COVID-19 pandemic restrictions.

Other Income, Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Other income, net	$673	$1,917	$(1,244)	(64.9)%	$3,231	$6,308	$(3,077)	(48.8)%

The decrease in other income, net, for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, was primarily due to decreases of approximately $1.3 million and $3.2 million, respectively, in interest and other income from our deposits and debt security investments as a result of lower interest rates and a higher number of debt securities purchased at a premium in the current fiscal year.

Provision (Benefit) for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$1,502	$(942)	$2,444	259.4%	$3,375	$2,302	$1,073	46.6%
Effective tax rate	(9.6)%	17.9%	—	(27.5)%	(7.7)%	(7.8)%	—	0.1%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The increase in income tax expense for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, was primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions, as well as an increase in non-deductible stock-based compensation.

Liquidity and Capital Resources

As of October 31, 2020 and January 31, 2020, we had cash, cash equivalents and marketable debt securities of approximately $423.6 million and $404.7 million, respectively.  We invest in highly liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of October 31, 2020, these securities had a fair value of approximately $214.4 million with immaterial unrealized losses caused by market fluctuations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$18,316	$35,284
Net cash provided by (used in) investing activities	(25,961)	16,355
Net cash provided by financing activities	1,751	6,622
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,894)	$58,261

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the nine months ended October 31, 2020, as compared to the same period in the prior fiscal year, primarily due to increased net loss adjusted by non-cash expenses and decreased cash receipts associated with the timing of payments from customers. The decreased cash flows from operating activities were partially offset by decreased cash payments for other operating asset purchases and increased liabilities associated with the timing of payments to suppliers and authorities.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased for the nine months ended October 31, 2020, as compared to the same period in the prior fiscal year, primarily due to approximately $14.3 million of additional investments in debt securities, as well as approximately $27.9 million less cash receipts from the sale and maturity of debt securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased for the nine months ended October 31, 2020, as compared to the same period in the prior fiscal year, primarily due to approximately $3.0 million of less cash proceeds from option exercises and employee stock purchase withholdings, $1.0 million of cash used for the repurchasing of our ordinary shares under the stock repurchase program, as well as an additional $0.8 million of payment for intangible asset purchases.

Stock Repurchase Program

Since the inception of the stock repurchase programs in June 2016, a total of $275.0 million has been authorized for repurchase, and to date, we have repurchased a total of 4,011,595 shares for approximately $175.8 million in cash under the programs. As of October 31, 2020, $49.0 million remained available for repurchases under the current repurchase program through June 30, 2021. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Operating and Capital Expenditure Requirements

As of October 31, 2020, we had cash, cash equivalents and marketable debt securities of approximately $423.6 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of October 31, 2020, we had purchase obligations with our independent contract manufacturers of $37.1 million.

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

Off-Balance Sheet Arrangements

As of October 31, 2020, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2020 and January 31, 2020, we had cash, cash equivalents and marketable debt securities totaling $423.6 million and $404.7 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Summary of Risk Factors

Our business and our industry is subject to numerous risks and uncertainties, including those described in the following Risk Factors.  These risks include, but are not limited to, the following:

•	The COVID-19 pandemic could adversely affect our business in a material way.

•	If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.

•	If we fail to penetrate new markets, our revenue and financial condition could be harmed.

•

Our ability to sell our products to several China customers has been restricted.  In addition, we are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets, including China.

•

Global economic and political conditions, including possible trade tariffs and trade restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.  Our primary inventory warehouse is located in Hong Kong and may be affected by recent political, social and economic conditions in Hong Kong.

•	Our target markets may not grow or develop as we currently expect and are subject to market risks, any of which could harm our business, revenue and operating results.

•	If we fail to develop and introduce new or enhanced solutions on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

•

Achieving design wins is subject to lengthy competitive selection processes that require us to incur significant costs. Even if we begin a product design, a customer may decide to cancel or change its product plans, resulting in no revenue from such expenditures.

•

Our customers may cancel their orders, change production quantities or delay production. If we fail to accurately forecast demand for our solutions, revenue shortfalls and/or excess, obsolete or insufficient inventory could result.

•	We depend on a limited number of customers and end customers for a significant portion of our revenue. If we fail to retain or expand our customer relationships, our revenue could decline.

•	We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

•	We do not have long-term supply contracts with our third-party manufacturing vendors, and they may not allocate sufficient capacity to us at reasonable prices to meet future demands for our solutions.

•	We expect competition to increase in the future, which could have an adverse effect on our revenue and market share.

•	Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our ordinary shares to decline.

•	While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.

•

The average selling prices of video and image processing solutions in our target markets have historically decreased over time and will likely do so in the future, which could harm our revenue and gross margins.

•	If we do not generate revenue growth, we may not be able to execute our business plan and our operating results could suffer.

•	We are subject to the cyclical nature of the semiconductor industry. We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.

•

A substantial portion of our revenue is processed through a single distributor and the loss of this distributor, or our inability to collect from them, may cause disruptions in our shipments, which may adversely affect our operations and financial condition.

•	We are subject to risks associated with our distributors' product inventories.

•	Deterioration of the financial conditions of our customers could adversely affect our operating results.

•

We rely on highly skilled personnel and, if we are unable to hire, retain or motivate key personnel, we may not be able to grow effectively. Similarly, the loss of any of our key personnel could seriously harm our business.

•

The complexity of our solutions could result in unforeseen delays or expenses from undetected defects, errors or bugs in hardware or software which could reduce the market adoption of our new solutions, damage our reputation with current or prospective customers and adversely affect our operating costs.

•	Camera manufacturers incorporate components supplied by multiple third parties, and a supply shortage or delay in delivery of these components could delay orders for our solutions by our customers.

•

We outsource our wafer fabrication, assembly and testing operations to third parties, and if these parties fail to produce and deliver our products according to requested demands in specification, quantity, cost and time, our reputation, customer relationships and operating results could suffer.

•

We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.

•

Third parties’ assertions of infringement of their intellectual property rights could result in our having to incur significant costs and cause our operating results to suffer. Any potential dispute involving our patents or other intellectual property could affect our customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

•	We are subject to warranty and product liability claims and to product recalls which could adversely affect our business.

•

Some of our operations and a significant portion of our customers and our subcontractors are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

•

Unfavorable tax law changes, an unfavorable governmental review of our tax returns, changes in our geographical earnings mix or imposition of withholding taxes on repatriated earnings could adversely affect our effective tax rate and our operating results.

•	We are subject to numerous regulatory compliance requirements, which are costly to comply with, and our failure to comply with these requirements could harm our business and operating results.

Risks Related to Our Business and Our Industry

The COVID-19 pandemic could adversely affect our business in a material way.

The global COVID-19 pandemic has significantly affected the populations of the United States, Italy, China and many other countries. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, shelter in place orders and restrictions on travel, manufacturing and the movement of employees in many regions of the world, as well as responsive measures from businesses. We have had to impose remote or work from home conditions in many of our offices, including the United States, Italy, Japan and South Korea. If remote or work-from-home conditions in any of our offices continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. The majority of our SoCs are manufactured in South Korea and assembled and tested by third parties in Taiwan. In addition, certain of our logistics and shipping operations are in Taiwan and Hong Kong. If any of our third-party manufacturing, assembly and testing partners or our logistics and shipping operations are unable to operate efficiently or at all due to responsive measures to COVID-19, we may experience delays in our supply chain and be unable to meet our customers’ expectations and requirements. While we have not yet experienced a major disruption in our supply chain as a result of the COVID-19 pandemic, we are experiencing longer manufacturing times due to shortages of materials used to assemble our products caused in part by COVID-19 that, if such conditions persist or worsen, could impact our ability to meet our customers’ demand for our solutions and negatively impact our revenue. Similarly, our customers and potential customers may also experience delays in the development of their products, reduced sales activity, decreased ability to support their customers, closures of their manufacturing facilities or inability to obtain other components, as a result of measures implemented to control the spread of COVID-19. Such impacts were experienced in the automotive market, and to a lesser degree in the home security and monitoring camera market, in the first and second quarters of 2020 and could occur again. COVID-19 has negatively impacted the overall global economy and, as a result, may negatively impact demand for our customers’ products and, in turn, impact demand for our solutions. If COVID-19 continues to progress in ways that further disrupt the manufacturing, shipment and buying patterns of our products or the products of our customers, or further deteriorates the global economy, it may materially negatively impact our operating results for the fourth quarter of fiscal year 2021 and subsequent periods, including revenue, gross margins, operating margins, cash flows and other operating results and our overall business.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The ability of our foundry vendors to provide us with a product, which is solely sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors have provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Moreover, availability of foundry capacity at our primary foundry vendor has tightened recently, which could limit the volume of products we can produce and/or delay production of new products, both of which would negatively impact our business and operations. Similarly, our assembly vendors have recently experienced shortages of certain substrates necessary for the production of our solutions due in part to COVID-19, which has negatively impacted the production time of our devices. If these conditions continue for a substantial period or worsen, our ability to meet our anticipated demand for our solutions could be impacted which, in turn, could negatively impact our operations and financial results.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2020, the customers representing 10% or more of our revenue were Wintech Microelectronics Co., Ltd., or Wintech, the Company’s distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 60% and 18% of total revenue, respectively. For the nine months ended October 31, 2020, the customers representing 10% or more of revenue were Wintech and Chicony which accounted for approximately 60% and 17% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past.  The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Factors that may affect our operating results include:

•	fluctuations in demand, sales cycles, product mix, and prices for our products;
•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;
•	shifts in consumer or manufacturer preferences and any resultant change in demand for video and image capture devices into which our solutions are incorporated;
•	changes in the competitive dynamics of our markets, including new entrants or pricing pressures;
•	delays in our customers’ ability to manufacture and ship products that incorporate our solutions caused by internal and external factors beyond our control;
•	our ability to successfully define, design and release new solutions in a timely manner that meet our customers’ needs;
•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;
•	timely availability of adequate manufacturing capacity from our manufacturing subcontractors;

•	the timing of product announcements by our competitors or by us;
•	incurrence of research and development and related new products expenditures;
•	write-downs of inventory for excess quantities and technological obsolescence;
•	impairment of investment or other asset values;
•	future accounting pronouncements and changes in accounting policies;
•	volatility in our share price, which may lead to higher stock-based compensation expense;
•	volatility in our effective tax rate;
•

general socioeconomic and political conditions in the countries where we operate or where our products are sold or used, including the COVID-19 pandemic, U.S.-China relations and the conditions in Hong Kong; and

•	costs associated with litigation, especially related to intellectual property.

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses. For example, our revenue declined 23% in fiscal year 2019 compared to fiscal year 2018, and we incurred our first annual net losses since our initial public offering, or IPO, in 2012. For the twelve months ended January 31, 2020, our revenue increased by 0.4% compared to the same period in fiscal year 2019, and we incurred a net loss of $44.8 million. For the nine months ended October 31, 2020, our revenue declined 6.2% compared to the same period in fiscal year 2020, and we incurred a net loss of $47.3 million. We may experience similar fluctuations or declines in revenue or net losses in the future, which would harm our operating results.

While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $129.7 million, $128.1 million and $115.5 million in fiscal years 2020, 2019 and 2018, respectively. For the nine months ended October 31, 2020, our research and development expense was $103.6 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative video and image processing solutions with increased functionality, such as computer vision capabilities, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10nm and 5nm, can cost significantly more than required to develop in larger process nodes, such as 28nm or 14nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

You should not rely on our revenue, gross margins or operating results for any prior quarterly or annual periods as an indication of our future operating performance. In years past, we experienced significant growth in a short period of time. Our revenue increased from $21.5 million in fiscal year 2008 to $316.4 million in fiscal year 2016. Recently, however, we have not sustained this growth rate. Our revenue decreased to $295.4 million in fiscal year 2018 and to $227.8 million in fiscal year 2019, resulting in the first annual net losses since our IPO in 2012. In fiscal year 2020, our revenue increased by 0.4% compared to fiscal year 2019. For the nine months ended October 31, 2020, our revenue declined 6.2% compared to the same period in fiscal year 2020, and we incurred a net loss of $47.3 million. We continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

•	be able to secure sufficient manufacturing capacity.

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

The rapidly evolving nature of the markets in which we sell our solutions, combined with substantial uncertainty concerning how these markets may develop, the considerable amount of time our customers generally take to evaluate our solutions, and other factors beyond our control, limits our ability to accurately forecast quarterly or annual revenue. We continue to expand our staffing and increase our expenditures in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue. Continued or persistent losses may require us to obtain additional capital that may not be available at reasonable terms.

A substantial portion of our revenue is processed through a single distributor and the loss of this distributor may cause disruptions in our shipments, which may adversely affect our operations and financial condition.

We sell a significant percentage of our solutions through a single distributor, Wintech Microelectronics Co., Ltd., or Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 60%, 58% and 59% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2020, 2019 and 2018, respectively, and approximately 60% of our revenue was derived from sales through Wintech for the nine months ended October 31, 2020. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of Wintech. While the outcome of WPG’s bid is unknown at this time, an acquisition of Wintech by WPG could have an adverse impact on our relationship with Wintech. Our current agreement with Wintech is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the nine months ended October 31, 2020, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 60.4% and 17.4% of total revenue, respectively. As of October 31, 2020, accounts receivable with Wintech and Chicony were approximately $11.2 million and $9.9 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for doubtful receivables. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for doubtful receivables, our operating results would be negatively impacted.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 90%, 87% and 79% of our total revenue in fiscal years 2020, 2019 and 2018, respectively. For the nine months ended October 31, 2020, sales to customers in Asia accounted for approximately 87% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of October 31, 2020, we had approximately $214.4 million in debt security investments. These investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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

AMBARELLA, INC.

Date: December 9, 2020	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 9, 2020	By:	/s/ Kevin C. Eichler
Kevin C. Eichler
Chief Financial Officer