Form 10-K
period 2021-01-31
AMBARELLA INC
filed 2021-03-31
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2020, was approximately $1.6 billion based upon the closing price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of March 22, 2021: 36,248,731 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of shareholders to be held on or about June 17, 2021 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Factors that could affect such forward-looking statements include, but are not limited to, risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the potential impact of the COVID-19 pandemic on our operations or the operations of our supply chain or our customers; our ability to timely produce sufficient quantities of our products on a cost-effective basis through our third-party vendors; the commercial success of our customers’ products; our growth strategy; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate; our expectations regarding the adoption of computer vision technology; economic and geopolitical factors beyond our control; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K; and those discussed in other documents we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

For purposes of this Annual Report, the terms “Ambarella”, “the Company”, “we”, “us” and “our” refer to Ambarella, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

Ambarella is a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, or AI, processing, advanced image signal processing and high-resolution video compression. Since inception, we have primarily served human-viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. In the last several years, our development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision, or CV, and our CV SoCs integrate our state-of-the-art video processor technology together with our recently developed deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of computer vision algorithms, including, object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, terrain mapping, and face recognition. CVflow can process other sensor modalities, including lidar and radar, and allows customers to differentiate their products by porting their own or third party neural networks and/or classical computer vision algorithms to our CVflow-based SoCs.  Our CV technology is creating opportunities for us to address a broader range of markets and applications while also allowing us to capture more content per electronic system.

As described below, Ambarella’s products are now used in a wide variety of human viewing and computer vision applications, including video security cameras, a variety of automotive camera systems, mobile and fixed robots and industrial applications, and consumer devices, such as action, drone and 360° cameras.  For our fiscal years ended January 31, 2021, 2020 and 2019, we recorded revenue of $223.0 million, $228.7 million and $227.8 million, respectively. For the fiscal years ended January 31, 2021, 2020 and 2019, we incurred net losses of $59.8 million, $44.8 million and $30.4 million, respectively.  We have generated cash from operations in each fiscal year starting from 2009.

Industry Background and Target Markets

Computer vision functionality has historically been executed with graphics processing units (GPU), field programmable gate-arrays (FPGA) or general purpose microprocessors (CPU) in servers or datacenters.  This approach requires large amounts of data to be transported from an end-point electronic system or device into the network infrastructure, where the data may be stored, processed, and then sent back to the end point, creating added delay, power consumption and incremental expense from data communications, server processing and storage.  In some applications, unacceptable levels of latency are introduced by the transportation of this data, minimizing or, in some cases, eliminating the utility of the product. In addition, this approach often requires personal information to be transmitted from the end-point device to the network infrastructure, potentially raising privacy and security concerns.

Ambarella believes the CV end-point market, sometimes referred to as the system’s edge, requires a fundamentally different SoC architecture versus the GPU, FPGA and CPU approach commonly utilized in the datacenter.  Our CV SoCs are optimized for the requirements of the end-point market to provide highly accurate results, significant processing power, small form factor and minimal latency while consuming very low amounts of power and simultaneously delivering both human viewing and computer vision functionality, often while supporting multiple cameras and multiple AI applications with a single SoC incorporated in an end-point device.  In addition, privacy and security can be enhanced, as critical personal information may not need to enter the network infrastructure.

Our first CV SoC was introduced in 2018. Our development efforts are now focused on SoCs that provide both human viewing and computer vision functionality.

We are focusing on the following end markets:

•

Security Cameras.  We are a leader in professional and home IP security camera markets, with solutions that deliver exceptional computer vision performance, industry-leading compression efficiency, low power consumption, and outstanding image quality, including high dynamic range (HDR), low-light processing and fisheye lens dewarping. Our CV products enable higher levels of automation than our vision processors through advanced algorithms, such as object detection, classification and tracking, license plate recognition and facial recognition.  We address the following security camera applications:

▪

Professional IP Security Cameras. These cameras are used for video monitoring and security surveillance in enterprise and public infrastructure applications. Our solutions enable the streaming of multiple video streams to enable remote monitoring at multiple locations. Embedded computer vision technology supports advanced analytics at the system’s edge, including people counting and tracking, facial recognition and retail behavior analysis.

▪

Home IP Security Cameras. Home security cameras are designed for home or small business use and may be connected to cloud services and applications via home networks using WiFi. These cameras may require very low bitrate operation to support high-definition (HD) resolution over limited bandwidth connections, while their small form factors or battery powered design may require very low power operation.  Form factors include smart video door bells and video-enabled lights. Embedded computer vision technology supports advanced functions, including intruder and pet detection, face recognition and package monitoring.

•

Automotive Cameras. Cameras are utilized for a variety of applications in the automotive market and our products are designed into both original equipment manufacturer, or OEM, and aftermarket applications. We address the following automotive market applications:

▪

Automotive Video Recorders (also known as data loggers). These video cameras are installed in vehicles (pre-install) or mounted (aftermarket) to record events for reconciliation, such as for insurance and liability, driver scoring or training, and security purposes. We offer solutions for both OEM and aftermarket drive recording devices, some of which include advanced driver assistance systems (ADAS) features.

▪

Electronic Mirrors. One or more cameras, in conjunction with an electronic display, are used to augment or, in some cases replace, reflective glass rear view and/or side view mirrors to provide a wider and unobstructed field of view.  Smart electronic mirrors that incorporate our CV SoCs may also help with detecting objects in blind spots, overtaking vehicles and vulnerable road users, such as pedestrians and bicycles.

▪

Front Advanced Driver Assistance System (ADAS) Cameras. These front-facing cameras are often positioned behind the rearview mirror, enabling functions such as automatic emergency braking, lane departure warning, forward collision warning, intelligent headlight control, and speed assistance functions, many of which are required by an increasing number of regional New Car Assessment Programs, or NCAP. The most advanced front ADAS cameras require ultra high definition (UHD) resolution and advanced CV processing, which is critical for long-distance object detection with a wide field-of-view, and extremely low power due to their inherently small form factor.

▪

Cabin Monitoring System (CMS) and Driver Monitoring System (DMS) Cameras. These interior mounted cameras track drivers and passengers to help prevent accidents by alerting a drowsy or distracted driver and assist with the deployment of safety features, such as airbags. These interior cameras may also be utilized by service providers, in particular with autonomous vehicles, to create new business opportunities in which in-cabin information, collected through cameras, may be monetized. Our solutions process our customers’ interior-sensing algorithms at high speeds and with low power consumption, and are effective even at night via onboard RGB-infrared processing. Our DMS solutions can be integrated with supplementary camera applications, including electronic mirror, front ADAS, and high-resolution driver recording.

▪

Partial to Fully Autonomous Driving (e.g. L2+, L4 and L5). Several of our CV SoCs in development will offer significantly higher levels of processing performance than our current solutions, allowing us to provide the incremental processing power to execute the complex software stack required at higher levels of autonomy.  These SoCs may be able to support higher resolution cameras, more cameras per SoC, and more processing per SoC.  For example, we expect our future in-development SoCs to offer the processing power to receive the output of adjacent sensors in a vehicle, such as imaging radar and/or lidar, and fuse the sensor data with camera data, providing a single point of perception for the vehicle operation.  We continue to advance our research in critical areas of autonomous vehicle development, such as vehicle detection, obstacle detection, pedestrian detection, lane detection, traffic sign recognition, stereovision processing, and sensor fusion and planning, enabling us to design optimal platforms for applications ranging from Level2+ autopilot to full autonomy.

▪

Other Automotive Opportunities.  Our CV SoCs may also be utilized in the cargo areas of commercial vehicles to improve the efficiency of the delivery process, used for access control in a vehicle, and a variety of other emerging CV based applications.  We are working with automotive suppliers to port their own ADAS algorithms to our platform to enable differentiated products.  We also continue to develop other proprietary autonomous vehicle technologies that have performed successfully in a variety of demanding scenarios, including the Defense Advanced Research Projects Agency (DARPA) Grand Challenge (2005), a trip from Italy to China in full autonomous mode (2010), and driverless navigation at highway speeds (2015).

•

Emerging Robotic and Industrial Applications.   Our solutions can add intelligence to a range of partially or fully robotic applications, including access control, industrial/factory automation, sensing cameras, and a variety of industrial and home robotic applications. Our advanced CV SoCs handle an array of complex algorithms, from low-level perception functions and neural networks to higher-level autonomous software stacks, while our video processing pipeline enables operation in challenging lighting conditions such as high-contrast scenes and extremely low-light environments, all with low power consumption.  We address the following industrial and robotic market applications:

▪

Identification/Authentication Cameras.  Our video-based sensing solutions enable contactless access control for home, enterprise and public applications.  Our CV SoCs are engineered to quickly extract input from the physical environment, fuse data from multiple sensors, analyze the incoming data and deliver the appropriate feedback, with low-latency and low-power responsiveness. Applications include enterprise access control panels, electronic locks and contactless mobile payment terminals.

▪

Robotic Products.  Our products and technology are well suited for a variety of smart home and enterprise robotic applications.  With stereovision capabilities and convolutional neural network (CNN)-based object classification, our solutions are also suited for a variety of industrial machine vision systems, mobile robots for delivery or factory/warehouse applications, aerial drones, robotic vacuum cleaners, and other emerging robotic applications.

▪

Sensing Cameras.  Our CV SoCs enable sensing cameras that analyze video using AI-based algorithms running in the camera to provide remote users with updates, warnings or business data based on the analysis. Since no video, audio or image data needs to leave the camera, privacy can be maintained. Applications for sensing cameras include elderly monitoring, building occupancy monitoring and retail store business analytics.

•

Other Applications.   Cameras for the home, public spaces and consumer leisure applications that provide HD video quality increasingly include embedded connectivity to share and display video. Our low power, high-resolution and connected solutions can be found in a variety of cameras, including wearable body cameras, sports action cameras, social media cameras, drones for capturing aerial video or photographs, video conferencing and virtual reality applications.

Our Competitive Strengths

Our platform technology solutions provide performance attributes that satisfy the stringent demands of the camera market, enable integration of HD video and image capture capabilities in portable devices, and provide computer vision capabilities that address the evolving needs of the IP security, automotive, robotics, and industrial markets. We believe that our leadership is the result of our competitive strengths, including:

•

Proprietary Computer Vision Architecture.  Our proprietary AI and computer vision processing architecture, known as CVflow, uses a flexible hardware engine programmed with a high level algorithm description to achieve increased performance while minimizing die size and power consumption. The CVflow architecture specifies data flow connections between a set of optimized AI and computer vision operators, such as the convolution and matrix multiply functions that are specifically optimized for deep learning algorithms. The CVflow architecture supports a variety of AI and computer vision algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, and stereo object detection, and allows customers to differentiate their products by porting their own algorithms and neural networks to our CVflow-based SoCs.

•

High-Performance, Low Power, AI, Video and Image Algorithm Expertise. Our extensive algorithm expertise, which facilitates efficient AI, video and image compression, enables our solutions to achieve low power consumption without compromising performance. Our solutions provide Full HD and UHD video up to 32-megapixel resolution and 60 frames per second. Our solutions achieve high storage and transmission efficiencies through innovative and complex video and image compression algorithms that significantly reduce the output bitrate. This smaller storage footprint directly benefits the performance of our solutions in several ways, including lower memory storage requirements and reduced bandwidth needs for transmission, which is more conducive to sharing content between devices. These benefits are particularly important in transcoding, the digital-to-digital conversion of one encoding format to another, and video cloud applications.  Our solutions can deliver clear images in low light conditions because of our advanced noise reduction, including 3D motion compensated temporal filtering (MCTF) and multiple exposure processing. Additionally, our HDR processing capabilities handle scenes with large dynamic range between the lightest and darkest areas to reveal details that would otherwise be lost in shadow or highlight areas. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera applications, as well as 3D electronic image stabilization and surround view for automotive applications.

•

Proprietary Video Processing Architecture.  Our proprietary video processing architecture is designed to efficiently integrate our advanced compression algorithms into our SoCs to offer exceptional storage and transmission efficiencies at lower power across multiple products and end markets. Due to our historical focus on video processing compression, we believe that our solutions offer exceptional video processing performance metrics with lower power requirements and reduced die sizes. Our integrated algorithms and architecture also enable simultaneous processing of multiple video and image streams.

•

Highly Integrated SoC Solutions Based on a Scalable Platform. Our product families leverage our core high-performance AI and video processing architecture combined with an extensive set of integrated peripherals, which enables our platform to address the requirements of a variety of applications and end markets.  Our flexible and highly-scalable platform enables us to address multiple markets with reduced design cycles and costs. Our software compatible portfolio of products with a broad range of performance and price points allows our customers to develop a range of end products from a common software base. Our platform also enables us to develop fully integrated SoC solutions that provide the system functionalities required by our customers on a single chip. Our extensive system integration expertise enables us to integrate core video processing functionality with many peripheral functions such as multiple sensor inputs and video outputs, flash memory controllers, and serial, Ethernet and PCI-E interfaces to reduce system complexity and interoperability issues. Furthermore, we have successfully migrated our process nodes from 130nm to 5nm since our founding and have a proven track record of developing and delivering multiple solutions with first-pass silicon success.

•

Comprehensive and Flexible Software. Our years of investment in developing and optimizing our comprehensive and flexible software serve as the foundation of our high-performance video application solutions. Key components of our software include highly customized middleware that integrates many unique features for efficient scheduling and other system-level functions, and firmware that is optimized to reduce power requirements and improve performance. In addition, we provide to our customers full-function software development kits with a suite of application programming interfaces or APIs, which allow customers to rapidly integrate our solution, adjust product specifications and provide additional functionality to their systems, thereby enabling them to differentiate their product offerings and reduce time to market. We also provide extensive software tools to map algorithms from commonly-used AI frameworks such as Pytorch or Tensorflow into our proprietary CVflow architecture.

Products

We have a wide range of products in our portfolio, including products that have commercially shipped, products for which we have shipped engineering samples and products that are under development. We typically introduce two to three new silicon products per year which, when combined with our flexible software development kits, allow us to offer product families addressing the specific needs of a wide range of end markets. In addition to enabling small device size and low power consumption, our SoC solutions make possible differentiated functionalities, such as computer vision functionality, simultaneous video and image capture, multiple-stream video capture, image stabilization and wireless connectivity.

Our AI video and image processing SoCs, based on our proprietary architecture, are highly configurable and enable our customers to deliver exceptional AI and video capabilities, easy-to-use devices with low power requirements. Our AI architecture, incorporated into our CV family of SoCs, extract and process data from video streams, enabling our customers to develop intelligent camera systems.  Our customized software solutions include firmware, middleware and software development kits to optimize system-level functions and allow rapid integration of our solution into customer products and tailor specifications to customer requirements.

Our B6 and B8 SerDes (Serializer/Deserializer) products are mixed-signal (analog and digital) semiconductors used to transport data short distances (up to 10 meters) from a CMOS image sensor, often in a remote camera location, to our video and CV SoCs.  The SerDes chips are used to add additional camera(s) to an automotive application, as well as used as a bridge chip for other automotive applications, such as MIPI combiner, splitter and display drivers.  Our SerDes chips are also used in security applications, for example, ATMs may use a single B6 chip for connecting multiple remote cameras to a single video processor SoC.

Product families that have been introduced in the last two fiscal years include:

•

Our 10nm CV25 SoC, which we announced in January 2019, provides computer vision processing for affordable and intelligent home monitoring, professional surveillance, and aftermarket automotive solutions, including smart dash-cameras, driver monitoring systems (DMS), and electronic mirrors.  The CV25 SoC enables cameras to perform advanced AI features like object detection, facial recognition in real-time on the camera rather than in the cloud.  The CV25 SoC encodes AVC and HEVC video at rates of up to 4Kp30, and uses SmartAVCTM and SmartHEVCTM intelligent rate control to achieve low bitrates and minimize cloud storage costs.  The CV25 SoC also includes a quad-core 1 GHz ARM® Cortex®-A53 CPU with NEONTM DSP extensions and floating point unit.

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

•

Our CV22FS and CV2FS SoCs, which we announced in January 2020, are ASIL-B compliant versions of our CV22 and CV2 SoCs to enable safety-critical applications for the automotive market. Featuring low power consumption, the CV22FS and CV2FS SoCs are designed to enable Tier-1 suppliers and OEMs to surpass the European New Car Assessment Program (NCAP) performance requirements within the power consumption constraints of single-box, windshield-mounted forward ADAS cameras. Other potential applications for the processors include electronic mirrors with blind spot detection (BSD), interior driver and cabin monitoring cameras, and camera processing for L2+ to L4 autonomous vehicles.

•

Our CV28M SoC, which we announced in November 2020, combines advanced image processing, high-resolution video encoding and CVflow AI processing in a single, low-power design to enable a new class of smart edge devices for applications including smart home security, retail monitoring, consumer robotics, and occupancy monitoring. The CV28M SoC includes our CVflow architecture with CNN/deep learning support and encodes 4K video at 30 frames per second.  The CV28M SoC includes a Dual-core 1 GHz Arm® Cortex®-A53 CPU with NEON™ DSP extensions and floating point unit.

•

Our CV5 SoC, our first 5 nm chip, was announced in January 2021. The CV5 SoC provides computer vision processing for intelligent multi-sensor automotive camera systems, consumer cameras, such as drone, action and 360°cameras, and robotic cameras. The CV5 SoC can simultaneously process images for both human viewing and machine processing, and consumes less than 2 watts of power while encoding full 8K video at 30 frames per second.  The CV25 SoC includes dual ARM® Cortex®-A76 CPUs with NEONTM DSP extensions and floating point unit, and high-speed SLVS-EC, MIPI-CSI (C/D PHY) interfaces capable of connecting up to 14 cameras.

The chart below describes our current product lines and target markets:

Product Portfolio

CVflow AI processor families CVflow

Ambarella CV28
- CVflow - 0.25X perf.
- 4K H.265, H.264
- Dual Core Arm® A53
- 3 Camera Inputs
- 10 nm

Ambarella CV25
- CVflow - 0.5X perf.
- 4K H.265, H.264
- Quad Arm® A53
- 3 Camera Inputs
- 10 nm

Ambarella CV22
- CVflow - 1X perf.
- 4KP60 H.265, H.264
- Quad Arm® A53
- 2 Camera Inputs
- 10 nm

Ambarella CV22FS
- CVflow - 1X perf.
- 4KP30 H.264
- Quad Arm® A53
- 3 Camera Inputs
- ASIL B
- 10 nm

Ambarella CV2
- CVflow - 4X perf.
- 4KP60 H.265, H.264
- Quad Arm® A53
- 6 Camera Inputs
- StereoVision
- 10 nm

Ambarella CV2FS
- CVflow - 1.5X perf.
- 4KP30 H.264
- Quad Arm® A53
- 3 Camera Inputs
- StereoVision
- Optical Flow
- ASIL B
- 10 nm

Ambarella CV5
- CVflow - 3.5X perf.
- 8KP60 H.264, H.265
- Dual Core Arm® A76
- 14 Camera Inputs
- 5 nm

Vision processor families

Ambarella S2L / A12
- 5MP H.264
- Arm® A9
- 2 Camera Inputs
- 28 nm

Ambarella S3L / H12
- 6MP H.265, H.264
- Arm® A9
- HDR
- 28 nm

Ambarella S5L / H22
- 4KP30+ H.265, H.264
- Quad Arm® A53
- 2 Camera Inputs
- 14 nm

Ambarella S5 / H2
- 4KP60 H.265, 4KP90 H.264
- Quad Arm® A53
- 2 Camera Inputs
- 10-bit processing
- 28 nm

Ambarella S6L / H32
- 5MP+ H.265, H.264
- Quad Arm® A53
- 3 Camera Inputs
- 10 nm

"S" part numbers are Linux OS for security market,
"H" part numbers are real time OS for consumer applications.

Ambarella B6 / Ambarella B8

Automotive transceiver / receivers

Note 1: additional cameras can be supported using external SERDES

Note 2: video processing trade-offs available between frames-per-second, resolution, and the number of cameras supported

Technology

Our semiconductor processing solutions enable artificial intelligence and computer vision processing, HD and UHD (up to 7680 x 4320p60) video and image processing, and video compression, sharing and display while offering exceptional power, size, and performance characteristics.

Key differentiators of our technology include:

•	flexible CVflow processors for deep learning and other CV algorithms with power and die size efficiency;
•	stereo/optical flow processing engines for robust CV processing with high performance and power efficiency;
•	algorithms for high-speed image processing under challenging low light and high dynamic range conditions for robust CV and human viewing with high power efficiency;

•	algorithms to compress video signals with high compression and power efficiency at multiple operating points;
•	optimized deep learning algorithms for multi class 2D/3D object detection and segmentation, including vehicles, pedestrians, cycles, road markings, traffic signs and traffic lights;
•	algorithms for stereo obstacle detection to provide robust safety in the event of obstacles that are not in the training data;
•	full autonomous algorithm stack for automotive applications, including fusion for multiple cameras and sensor modalities, mapping and localization algorithms and planning;
•

full software development kit comprised of application programming interfaces, or APIs, to facilitate integration into customers’ products; and tools for porting and optimizing customer deep neural networks, or DNNs, developed in industry standard training frameworks;

•	scalable architecture that covers the gamut of consumer and professional video camera and encoding applications from Full HD to 8K video performance levels;
•	ability to capture, process and encode multiple image sensors simultaneously to support multiple viewpoints, including surround view and virtual reality applications;
•	ability to encode multiple video streams simultaneously to support simultaneous recording and video streaming or streaming to multiple devices with different resolutions;
•	algorithms to stabilize video from camera motion in challenging conditions, such as sports and drone cameras;
•	low-power architecture with minimal system memory footprint; and
•	programmable architecture that balances flexibility, quality, power and die size with powerful CPUs and optimized hardware acceleration to support advanced processing functions.

Our technology platform is based on a high-performance, low-power architecture supported by a high level of system integration. The building blocks of our platform are illustrated below:

Complete SoC +
System Software
System Integration Expertise
Enable safety-critical
auto applications
Functional Safety Design Methodology
Making UHD possible for
portable devices
Low Power Design Methodology
Multi-core,
multi-threaded
High Performance Chip Architecture
AmbaClear™
High Quality Image
Processing
32 MPixel
@ 60fps capture
AmbaCast™
H.264 and H.265
UHD Video
Processing
8KP60 H.264
4KP240 H.264
4KP240 H.265
CVflow™
Computer Vision
Processing
200+ International Patents Filed

Our technology platform enables the capture of high-resolution still images and UHD video while simultaneously performing CV processing and encoding for high-quality storage and lower resolution real time streaming.

CVflow

Our proprietary AI computer vision processing architecture, known as CVflow™, uses a flexible hardware engine programmed with a data flow graph algorithm description to achieve increased performance while minimizing die size and power consumption. This description allows the hardware to maximize use of its resources by exploiting all available parallelism without software intervention.  The CVflow architecture specifies data flow connections between a set of optimized AI and computer vision operators, such as the convolution and matrix multiply functions that are used for deep learning algorithms. The CVflow architecture also supports a variety of other computer vision algorithms, including stereo obstacle detection and terrain mapping technology.  Our platform allows customers to differentiate their products by porting and optimizing their own algorithms and neural networks to our CVflow-based chips from industry-standard training tools and frameworks.

Computer Vision Technology

Computer vision is a core technology that complements our proprietary image processing and video compression technology. Our current SoC solutions have up to four high performance ARM processors with NEONTM acceleration that provide a flexible and cost-effective manner in which to run computer vision algorithms. We are focusing on developing advanced computer vision algorithms and high-performance, low-power hardware acceleration, which is critical to our security camera, automotive camera, and other markets.  A significant feature of our CV SoCs is support for stereo obstacle detection, which utilizes stereo cameras to perceive depth. We believe that stereo depth information provides an important augmentation to monocular computer vision processing, resulting in an extra margin of safety for autonomous driving and other applications. Monocular processing depends on training to detect obstacles, and may not detect obstacles that are not represented in the training set. Stereo cameras detect obstacles without relying on training because the depth information is used to directly construct a three-dimensional model of the camera’s surroundings, including any obstacles. Our computer stereo vision processing solutions provide the ability to detect generic objects without training, allowing more robust decisions to be made in applications such as autonomous driving.

AmbaClear

Our proprietary image signal processing architecture, known as AmbaClear, incorporates advanced algorithms to convert raw sensor data to UHD video and/or still images. Image processing algorithms include sensor, lens and color correction, HDR tone mapping, color processing and demosaicing to reconstruct a full color image from incomplete color samples and specialized color filters, noise filtering, detail enhancement and image format conversion. For example, raw sensor data can be captured at up to 32-megapixel (8K) resolution at 60 frames per second while selected frames are concurrently processed by the still image processor. This image processing reduces noise in the sensor data and improves color, contrast and sharpness resulting in improved computer vision performance, enhanced human viewing and enhanced storage and transmission efficiencies. Our WDR and HDR processing capabilities handle greater dynamic range between the lightest and darkest areas of an image, permitting video images to reveal details that would otherwise be lost against a bright background. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera and surround view applications. Our RGB- infrared fusion capability allows a single sensor to produce simultaneous RGB and infrared images for sensing and improved low light performance.

AmbaCast

Our proprietary UHD video processing architecture, known as AmbaCast, incorporates advanced algorithms for motion estimation, motion-compensated 3D temporal filtering, mode decision and AI based rate control. Successful implementation of these computationally intensive steps has helped us maximize compression efficiency. We support all three compression profiles—baseline, main, and high—as specified in the H.264 video compression standard. We also support the main profile H.265 video compression standard with up to 2x better compression efficiency compared to our H.264 video compression technology.

Design Methodology

The success of our technology platform stems from our algorithm driven design methodology. We do extensive algorithm studies in deep learning AI, image processing and compression including our internally developed and public external algorithms. We use these studies to develop high power and die area efficient processing engines compared with general purpose processors like CPUs and GPUs.  We also include a high degree of programmability to provide flexibility in supporting new algorithms that we and our customers develop. We test and verify our algorithms on our proprietary architectural model prior to implementing our processor engines in hardware. Our advanced verification methodology validates our approach through simultaneous modeling of architecture, algorithms, and the hardware itself. This redundant approach enables us to identify and remediate any weaknesses early in the development cycle, providing a solid foundation on which we build our hardware implementation, and enhances our ability to achieve first-pass silicon success. We possess extensive expertise in AI deep learning, video and imaging algorithms, as well as deep sub-micron digital and mixed-signal design experience.

Compatible Family of SoC Solutions

Our current SoC designs integrate our fully-programmable and highly-efficient CVflow architecture, UHD image processing and video compression, applications processing and system functions onto a single chip, delivering exceptional performance, quality and power efficiency with differentiated features. Our multi-core DSP architecture is highly scalable and balances software programmability with hardware-accelerated performance to achieve extremely low power consumption and maximized camera battery life. We have used this scalability to develop an extensive family of software compatible SoCs with a wide range of performance and price points (CV28, CV25, CV22, CV2, CV2FS, and CV5). This scalable, programmable architecture provides our customers with the flexibility they need to quickly develop a wide range of differentiated products. Additionally, our SoCs integrate mixed signal (analog/digital) functionality and high speed interfaces required for interfacing to advanced high-speed CMOS sensors and industry standard interfaces such as PCI-E, USB 3.2 and HDMI 2.0.

Software Development Kits

We provide to our customers fully-functional software development kits with a suite of APIs which allow customers to rapidly integrate our solution, adjust product specifications and provide additional functionality to their systems, thereby enabling them to differentiate their product offerings and reduce time to market. We have software development kits for all of our core markets.

We also provide a toolkit to accelerate the development of computer vision algorithms onto our hardware. We provide tools to map and optimize algorithms developed in commonly used computer vision frameworks such as Caffe or Tensorflow into our proprietary CVflow architecture. We also provide a framework for development of higher-level computer vision tasks.  This enables our customers to write complex computer vision algorithms with multiple tasks running in parallel on multiple processing engines, as would be required in applications such as autonomous driving.

Customers

We sell our solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally. In the automotive OEM market, we may sell our solutions to Tier-1 suppliers that develop and sell devices incorporating our solutions to automotive OEMs. We refer to ODMs and Tier-1 suppliers as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. In our other markets, our solutions are designed into products from leading OEMs including Axis Communications AB (a subsidiary of Canon Inc.), or Axis, Avigilon Corporation, a subsidiary of Motorola Solutions, Inc., Dahua Technology Co., Ltd., Shenzhen Dajiang Baiwang Technology Co., Ltd., or Dajiang Baiwang, Hanwha Techwin Co., Ltd., or Hanwha Techwin, Hikvision Digital Technology Co., JVC Kenwood Corporation and affiliated entities, Shenzhen Longhorn Automobile Electronic Equipment Co. Ltd., Panasonic i-PRO Sensing Solutions Co., Ltd., Ring, Inc. (owned by Amazon, Inc.), Robert Bosch GmbH and affiliated entities, Thinkware Corporation, and Vivotek Inc., who source our solutions from ODMs including Chicony Electronics Co., Ltd., Goertek Inc., affiliated entities of Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., and Sercomm Corporation.

Sales to customers in Asia accounted for approximately 88%, 90%, and 87% of our total revenue in the fiscal years ended January 31, 2021, 2020, and 2019, respectively. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. To date, all of our sales have been denominated in U.S. dollars.

We work closely with our end customer OEMs and ODMs throughout their product design cycles that often last nine to eighteen months for many of our target markets, although new products may have longer design cycles, particularly those implementing advanced AI features.  Product design cycles for certain portions of the automotive market generally last longer than eighteen months, particularly for products containing user safety features.  As a result, we are able to develop long-term relationships with our customers as our technology becomes embedded in their products. Consequently, we believe we are well positioned to not only be designed into our customers’ current products, but also to continually develop next-generation HD video and image processing solutions for their future products.

The product life cycles in many of our target markets typically range from twelve to 24 months. We expect that product lifecycles in the automotive OEM and the industrial and robotics markets will typically be longer than 24 months, as new product introductions occur less frequently. For many of our solutions, early engagement with our customers’ technical staff is necessary for success.

In fiscal year 2021, the customers representing 10% or more of revenue were Wintech Microelectronics Co., Ltd., or Wintech, our Asia-based distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer that manufactures products for multiple end-customers, which accounted for approximately 63% and 16% of total revenue, respectively. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue.

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

Our sales cycles typically require a significant investment of time and a substantial expenditure of resources before we can realize revenue from the sale of our solutions, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management and our sales personnel and software engineers. If successful, this process culminates in a customer’s decision to use our solutions in its system, which we refer to as a design win. Our sales efforts are typically directed to the OEM of the product that will incorporate our computer vision and video and image processing solution, but the eventual design and incorporation of our SoC into the product may be handled by an ODM or Tier-1 supplier on behalf of the OEM. Volume production may begin within nine to 18 months after a design win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once our solutions have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Conversely, a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product.

Our sales are generally made pursuant to purchase orders received approximately four to 30 weeks prior to the scheduled product delivery date, depending upon agreed terms with our customers and the current manufacturing lead time at the time the purchase order is received. These purchase orders may be cancelled without charge upon notification within an agreed period of time in advance of the delivery date, which may be as short as 30 days. Due to the scheduling requirements of our foundry, assembly and test contractors, we generally provide our contractors with our production forecasts and place firm orders for products with our suppliers up to 36 weeks prior to the anticipated delivery date, or potentially longer during times of acute capacity shortages, usually without a purchase order from our own customers. Our standard warranty provides that our SoCs containing defects in materials, workmanship or performance may be returned for a refund of the purchase price or for replacement, at our discretion. We may agree to different warranty terms with specific customers from time to time.

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

Wafer Fabrication

We have a history of using several process nodes from 130 nm through 5 nm. We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. While we currently manufacture the majority of our solutions in the 28 nm, 14 nm and 10 nm process nodes, our most recent products are manufactured in the 5 nm process node. Currently, the substantial majority of our SoCs are supplied by Samsung in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully-assembled and tested products as well as tested die in wafer form for assembly. We also have products supplied by GlobalFoundries Inc.

Assembly and Testing

Samsung subcontracts the assembly and initial testing of the assembled chips it supplies to us to Signetics Corporation and STATS ChipPAC Ltd. In the case of purchases of tested die from Samsung, we contract the assembly to Advanced Semiconductor Engineering, Inc., or ASE. We contract the assembly of products supplied by Global Foundries Inc. to ASE.  Final testing of all of our products is handled by King Yuan Electronics Co., Ltd. or Sigurd Corporation under the supervision of our engineers. All test software and related processes for our products are developed by our engineers. We continually monitor the results of testing at all of our test contractors to ensure that our testing procedures are properly implemented.

As part of our total quality assurance program, our quality management system has been certified to ISO 9001:2015 standards. Our foundry vendors are also ISO 9001 certified.

Research and Development

We believe our technology is a competitive advantage and we engage in substantial research and development efforts to develop new products and integrate AI computer vision capabilities into our HD and UHD video processing solutions. We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. As of January 31, 2021, 81% of our employees are engaged in research and development. Our research and development team is comprised of both semiconductor and software designers. Our semiconductor design team has extensive experience in large-scale semiconductor design, including architecture description, logic and circuit design, implementation and verification. Our software design team has extensive experience in development and verification of software for the HD video market. Because the integration of hardware and software is a key competitive advantage of our solutions, our hardware and software design teams work closely together throughout the product development process. The experience of our hardware and software design teams enables us to effectively assess tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented in hardware and in software.

We have assembled a core team of experienced engineers and systems designers in four research and development design centers located in the United States, China, Italy, and Taiwan.

Competition

The global semiconductor market in general, and the AI and video and image processing markets in particular, are highly competitive. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as we penetrate new markets, such as the automotive OEM market. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the security camera market, our primary competitors include AMLogic Inc., HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Ingenic Semiconductor Co., Ltd., Novatek Microelectronics Corp., or Novatek, OmniVision Technologies, Inc., Qualcomm Incorporated, or Qualcomm, SigmaStar Technology Corp., Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of security camera device OEMs, including Axis, Hanwha Techwin, and Google LLC, which is owned by Alphabet, Inc. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Horizon Robotics Inc., iCatch Technology, Inc., Mobileye, a subsidiary of Intel Corporation, or Intel, Novatek, NVIDIA Corporation, or NVIDIA, NXP Semiconductors N.V., Qualcomm, Renesas Electronics Corporation, Texas Instruments and Xilinx Inc. In the robotics and emerging applications market, our primary competitors are Fuzhou Rockchip Electronics Co., Ltd., NVIDIA, Qualcomm, and Texas Instruments. In the other applications markets, our primary competitors are HiSilicon, Movidius Ltd., a subsidiary of Intel, NVIDIA, Qualcomm, Socionext, and vertically integrated divisions of our OEM customer Dajiang Baiwang. Certain of our customers and suppliers also have divisions that produce products competitive with ours.

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

Our ability to compete successfully in the rapidly evolving camera markets depends on several factors, including:

•	the design and manufacturing of new solutions, including software, that anticipate the video processing and integration needs of our customers’ next-generation products and applications;
•	performance of our computer vision solutions, as measured by convolutional neural network performance, video and still picture image quality, resolution and frame processing rates;
•	power consumption efficiency of our solutions;
•	the ease of implementation of our products by customers;
•	the strength of our customer relationships;
•	the selection of the foundry process technology and architecture tradeoffs to meet customers’ product requirements in a timely manner;
•	reputation and reliability;
•	customer support; and
•	the cost of the total solution.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2021, we had 231 issued patents in the United States, 88 of which were continuation patents, 10 issued patents in Europe, 7 issued patents in China, 6 issued patents in Japan and 72 pending patent applications in the United States. The issued patents in the United States expire beginning in 2024 through 2039. Many of our issued patents and pending patent applications relate to image and video processing and HD video compression, AI processing, and system level camera applications spanning multiple market segments.

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

Seasonality

Our business has tended to be seasonal with higher revenue in our second and third fiscal quarters as our customers typically increase their production to meet holiday shopping season or year-end demand for their products. We also may experience seasonally lower demand in our first and fourth fiscal quarters due in part to the Asia-based portion of the security camera market as a result of industry seasonality and the impact of ODM and OEM factory closures associated with the Chinese New Year holiday. These seasonal fluctuations may diminish if our revenue diversifies and becomes less dependent on sales of our customers’ consumer products.

Governmental Regulation

Our business and operations around the world are subject to government regulation at the national, state or local level addressing, among other matters, applicable environmental laws, health and safety laws and regulations, laws relating to export controls and economic sanctions, and the rules of industrial standards bodies such as the International Standards Organization and governmental agencies such as the Federal Trade Commission.

We believe that our properties and operations comply in all material respects with applicable laws protecting the environment and worker health and safety. As a fabless semiconductor company, we do not manufacture our own products but do maintain laboratory space at certain of our facilities to facilitate the development, evaluation and testing of our SoC products. These laboratories may maintain small quantities of hazardous materials. While we believe we are in material compliance with applicable law concerning the safeguarding of these materials and with respect to other matters relating to health, safety and the environment, the risk of liability relating to hazardous conditions or materials cannot be eliminated completely. To date, we have not incurred significant expenditures relating to environmental compliance at our facilities nor have we experienced any material issues relating to employee health and safety.

In addition to environmental and worker health and safety laws, our business is subject to various rules and regulations and executive orders relating to export controls and trade sanctions. Certain of our products are subject to the Export Administration Regulations (EAR), which are administered by the United States Department of Commerce’s Bureau of Industry and Security (BIS), and we may from time to time be required to obtain an export license before we can export certain products or technology to specified countries or customers. In addition, the EAR imposes broad controls on entities listed on sanctioned persons lists, including the BIS Entity List. If one of our customers is listed on the BIS Entity List or another U.S. government sanctioned persons’ list, then subject to certain exceptions, we will, as a general rule, be precluded from doing business with that customer. For example, certain of our Chinese customers, or their affiliated entities, have been added to the BIS Entity List in the last couple of years, which limits our ability to ship certain products to these customers. We cannot guarantee that export control restrictions or sanctions imposed in the future will not prevent, or materially limit, our ability to conduct business with certain customers or in certain countries. Any failure to comply with these laws could result in governmental enforcement actions, including substantial monetary penalties and denial of export privileges.

Human Capital Resources

Innovation has been the lifeblood of our company since our founding in 2004.  We have continually strived to develop leading-edge image and video, and now AI, processors using the most advanced semiconductor processes available. We depend on our people to sustain our competitive advantages.

As of January 31, 2021, we employed a total of 786 people, including 186 in the United States, 539 in Asia, primarily in China and Taiwan, and 61 in Europe. Approximately 81% of our employees are engaged in research and development, 3% in operations, and 16% in sales, marketing, and administration. As of January 31, 2021, females represented 22% of our outside directors, 19% of senior management, 16% of our technical roles, and 22% of our total workforce. Of our total employee workforce, 42% is represented by a work council in Taiwan. The work council group, which is common in Taiwan, is comprised of employees elected by the general employee base in that location. We consider our global employee relations to be good. Despite employees working in geographically disparate locations and differences in cultures, we strive to treat all employees as part of one team working together. Our Chief Executive Officer holds quarterly town hall style meetings with employees of all of our offices to keep employees apprised of company activities and objectives and to provide an opportunity for all employees to meet and ask questions.

Our human capital resources objectives include attracting and retaining talented and experienced employees. We utilize multiple online search tools, specialized recruiting firms, employee referral programs and university hires to ensure a varied outreach approach for candidates. We are committed to ensuring the human rights of our worldwide workforce and treating all employees with dignity and respect. We offer a combination of competitive base salary, time-based equity incentives and bonus plans linked to financial and strategic performance that are designed to motivate and reward personnel with annual grants of stock-based and cash-based incentive compensation awards, plus other benefits, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve both our short and long-term objectives. We offer competitive benefits tailored to local markets and laws and designed to support employee health, welfare and retirement; examples of such benefits include paid time off; 401(k), pension or other retirement plans; an employee stock purchase plan; basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; health savings and flexible spending accounts; relocation assistance; and employee assistance programs.

The average tenure of our employees is approximately 6.74 years and approximately 26% of our employees have been employed by us for more than 10 years. We believe our compensation and benefits packages, combined with our culture that promotes teamwork, innovation and hands-on experience from the first day of employment, contribute to low employee turnover and an above-average tenure. We monitor employee turnover rates by region and our company as a whole. Our worldwide voluntary employee turnover rate in fiscal year 2021 was approximately 5.6%.

Our primary focus during the COVID-19 pandemic has been protecting the health and safety of our employees and the communities in which we operate. In our locations that have experienced consistently high rates of infection, such as the United States and Italy, employees have worked from home since March 2020, except for those few performing a small number of tasks that cannot be performed remotely. In other locations, employees have worked from home during certain periods of the pandemic as recommended by local health officials.

Corporate Information

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

•	A breach of our security systems may have a material adverse effect on our business.

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

The global COVID-19 pandemic has significantly affected the populations and businesses of many countries. Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have been causing, and are expected to continue to cause, disruption to our operations. We have had to impose remote or work from home conditions in many of our offices, including the United States, Italy, Japan and South Korea. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the remote or work from home conditions continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. In addition, we and our suppliers, third-party distributors and customers have been, and are expected to continue to be, disrupted by quarantines and restrictions on certain employees’ ability to perform their jobs, office closures or restrictions, disruptions to shipping infrastructure, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing activities or the operations of our suppliers, third-party distributors or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. Disruptions may also adversely affect our customers’ ability to manufacture their products, which in turn could reduce their demand for our products.  In addition, the COVID-19 pandemic or other disease outbreaks will, in the short-term, and could over the longer term, adversely affect the economies and financial markets of many countries, resulting in an economic downturn or recession that could adversely affect demand for our products and impact our results of operations and financial condition. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the long-term effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We generally refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our computer vision, video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be significantly harmed. We often incur significant expenditures developing a new SoC solution without any assurance that any OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. We anticipate that it will take longer and require more resources and greater expenditures to achieve design wins, and likely take longer to generate revenue from such design wins in the new markets we are targeting, such as the OEM automotive and robotics markets, than our legacy camera markets. In addition, trade tensions between the United States and China and potential new export restrictions, as discussed in subsequent risk factors, may make it more difficult to secure future design wins with China customers.

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

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or logistic partners. BIS has imposed additional restrictions on exports and reexports of U.S.-controlled items to Hong Kong by removing preferential treatment that Hong Kong used to receive and imposing more stringent licensing requirements similar to those applicable to China. Hong Kong has recently experienced, and continues to experience, significant political unrest and social strife, including protests that resulted in the closing of the Hong Kong international airport on August 12, 2019 for two days. In response to national security legislation adopted by the Chinese government, the U.S. Secretary of State certified to the U.S. Congress on May 27, 2020 that Hong Kong no longer maintains a sufficient degree of autonomy from China to warrant special treatment by the U.S. While such certification does not have an immediate impact on Hong Kong for trade or other purposes, this action represents an escalation in political and trade tensions involving the U.S, China and Hong Kong. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, add additional parties to the Entity List, or reduce preferential treatment currently accorded to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners. While we are taking measures to attempt to maintain the continuity of our product delivery operations notwithstanding the impact on the use of our Hong Kong facility of the continued or deteriorating conditions in Hong Kong or other future unforeseen problems there, we cannot ensure that these measures will be successful in eliminating disruptions in our business.

Our target markets may not grow or develop as we currently expect and are subject to market risks, any of which could harm our business, revenue and operating results.

We are focusing our development resources on addressing computer vision applications, primarily in the professional IP security and home security and monitoring camera markets, the OEM automotive and robotics markets, with our computer vision solutions. The application of computer vision functionality in these markets is relatively new, and we may be unable to predict the timing or development of these markets with accuracy. For example, a slower than expected adoption rate for computer vision technology in the IP security camera market could slow the demand for our new solutions. Similarly, a slower than anticipated adoption of electronic mirrors, advanced driving assistance systems and autonomous driving functionality could reduce demand for our new computer vision solutions. The COVID-19 pandemic has had a negative impact on the global economy and may decrease or delay development of new markets and new programs in emerging markets. If our key target markets, such as automotive cameras, IP security cameras and cameras for robotic applications, do not grow, grow slower, or do not develop in ways that we currently expect, demand for our computer vision, video and image processing SoCs may not materialize as expected, and our business and operating results could suffer.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2021, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or Wintech, the Company’s distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 63% and 16% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

If we fail to develop and introduce new or enhanced solutions on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and technological obsolescence. To compete successfully, we must design, develop, market and sell enhanced solutions that provide increasingly higher levels of performance and functionality and that meet the cost expectations of our customers. Our existing or future solutions could be rendered obsolete by the introduction of new products by our competitors; convergence of other markets with or into the camera market; the market adoption of products based on new or alternative technologies; the emergence of new industry standards for video compression; or the requirement of additional functionality included in video processors. In addition, the markets for our solutions are characterized by frequent introduction of next-generation and new products, short product life cycles, increasing demand for added functionality and significant price competition. As we develop and introduce new solutions, we face the risk that customers may not value or be willing to bear the cost of incorporating these newer solutions into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of the newer solutions, customers may be unwilling to adopt our new solutions due to design or pricing constraints. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations would suffer.

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

We are focused on selling our computer vision, video and image processing solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in emerging markets such as the OEM automotive market, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process, and even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, in the past we had achieved certain design wins and projected substantial future revenue as a result of such design wins. Subsequently, based on factors outside of our control, the applicable end customers abruptly cancelled the projects, with no notice to us, resulting in a loss of projected revenue. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products. Further, even after securing a design win, we have experienced and may again experience delays in generating revenue from our solutions as a result of the lengthy product development cycle typically required, if we generate any revenue at all as a result of any such design win.

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

The global semiconductor market in general, and the computer vision, video and image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as existing competitors improve or expand their product offerings. We also expect that the trend among large OEMs to seek to develop their own semiconductor solutions will continue and expand, particularly in camera markets experiencing consolidation, such as the IP security market. In addition, in our newer markets, such as the OEM automotive and robotics markets, we will face competition from larger competitors with longer histories in these markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

Our competitors range from large, international companies with greater resources offering a wide range of semiconductor products to smaller, nimble companies specializing in narrow markets. In the security camera market, our primary competitors include AMLogic Inc., HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Ingenic Semiconductor Co., Ltd., Novatek Microelectronics Corp., or Novatek, OmniVision Technologies, Inc., Qualcomm Incorporated, or Qualcomm, SigmaStar Technology Corp., Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of security camera device OEMs, including Axis, Hanwha Techwin, and Google LLC, which is owned by Alphabet, Inc. In the automotive camera market, we primarily compete against Allwinner Technology Co., Ltd., Horizon Robotics Inc., iCatch Technology, Inc., Mobileye, a subsidiary of Intel Corporation, or Intel, Novatek, NVIDIA Corporation, or NVIDIA, NXP Semiconductors N.V., Qualcomm, Renesas Electronics Corporation, Texas Instruments and Xilinx Inc. In the robotics and emerging applications markets, our primary competitors are Fuzhou Rockchip Electronics Co., Ltd., NVIDIA, Qualcomm, and Texas Instruments. In the other applications markets, our primary competitors are HiSilicon, Movidius Ltd., a subsidiary of Intel, NVIDIA, Qualcomm, Socionext, and vertically integrated divisions of our OEM customer, Dajiang Baiwang.

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

Our ability to compete successfully depends on elements both within and outside of our control. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are and have significantly better brand recognition and broader product offerings than us, which may enable them to develop and enable new technology into product solutions better or faster than us and to better withstand adverse economic or market conditions in the future. Our ability to compete will depend on a number of factors, including:

•	our ability to anticipate market and technology trends and successfully develop solutions that meet market needs;
•	our success in identifying and penetrating new markets, applications and customers;
•	our ability to understand the price points and performance metrics of competing products in the marketplace;
•	our solutions’ performance and cost-effectiveness relative to that of competing products;
•	our ability to gain access to leading design tools and product specifications at the same time as our competitors;
•	our ability to develop and maintain relationships with key OEMs and ODMs;
•	our products’ effective implementation of video processing standards;
•	our ability to protect our intellectual property;
•	our ability to expand international operations in a timely and cost-efficient manner;
•	our ability to deliver products in volume on a timely basis at competitive prices;
•	our ability to support our customers’ incorporation of our solutions into their products; and
•	our ability to recruit design and application engineers with expertise in computer vision, video and image processing technologies and sales and marketing personnel.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $140.8 million, $129.7 million and $128.1 million in fiscal years 2021, 2020 and 2019, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10nm and 5nm, cost significantly more than required to develop in larger process nodes, such as 28nm or 14nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our industry is characterized by high demand and intense competition for talent.  The pool of qualified candidates is limited, particularly in Silicon Valley and parts of Asia for very-large-scale integration, or VLSI, and artificial intelligence and computer vision engineers, and certain of our competitors and potential competitors with greater resources have directly targeted our employees.  In addition, we also face competition in hiring artificial intelligence engineers from companies with which we do not directly compete in our markets. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively, and to grow our business, depends on our ability to attract new employees and to retain and motivate our existing employees.

The average selling prices of video and image processing solutions in our target markets have typically decreased over time and will likely do so in the future, which could harm our revenue and gross margins.

Average selling prices of semiconductor products in the markets we serve have historically decreased over time, and we expect such declines to occur for our solutions over time. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced SoC solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margins. In the past, we have reduced the prices of our SoC solutions in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors.  We expect that we will have to address pricing pressures again in the future, particularly in markets experiencing consolidation, which could require us to reduce the prices of our SoC solutions and harm our operating results.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the twelve months ended January 31, 2021, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 63% and 16% of total revenue, respectively. As of January 31, 2021, accounts receivable with Wintech and Chicony were approximately $12.0 million and $8.6 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry experienced a significant downturn during the 2008-2009 global recession and the economic impact of the COVID-19 pandemic could lead to a similar downturn in future periods. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could harm our business and operating results. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future.  The semiconductor industry is currently experiencing significant shortages of capacity, which has resulted in a lengthening of the manufacturing lead time for our products.  If this capacity shortage continues for an extensive period of time, it could negatively impact our ability to meet our customer’s demand for our products and have an adverse impact on our revenue, results of operations and customer relationships.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. We may face difficulties, delays and increased expense as we transition our products to new processes, such as the 5nm process node, and potentially to new foundries. We currently depend on Samsung, as the principal foundry for our products, to transition to new processes successfully. We cannot assure you that Samsung will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 5nm, we are increasingly dependent upon Samsung, who is one of the few foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results.

A breach of our security systems may have a material adverse effect on our business.

Our security systems are designed to maintain the physical security of our facilities and information systems and protect our customers’, suppliers’ and employees’ confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems or the existence of computer viruses in our data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Security breaches, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures.  Moreover, as a result of the COVID-19 pandemic, the need for remote work and remote access to our systems has increased significantly, which also increases our cybersecurity risk profile.  Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties or create system disruptions. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our information systems and cause disruptions of our business. For portions of our IT infrastructure, we rely on products and services provided by third parties.  These third-party providers may also experience breaches and attacks to their products, which could impact our systems. For example, in 2020 SolarWinds Corp., one of our third-party IT infrastructure software providers, was subject to a data security breach.  Our investigation of the breach, which was supported by a third-party security expert, has not identified any adverse impact to our business or operations, but there can be no guarantee we will not experience such an impact. Data security breaches may also result from non-technical means, for example, actions by an employee. Any theft or misuse of this information could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We also rely on a number of third-party “cloud-based” service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information.

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

Risks Related to Our Financial Performance or Results

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses. For example, our revenue declined 23% in fiscal year 2019 compared to fiscal year 2018, and we incurred our first annual net losses since our initial public offering, or IPO, in 2012. For the fiscal year ended January 31, 2021, our revenue decreased by 2.5% compared to fiscal year 2020, and we incurred a net loss of $59.8 million. We may experience similar fluctuations or declines in revenue or net losses in the future, which would harm our operating results.

If we do not generate revenue growth, we may not be able to execute our business plan and our operating results could suffer.

We believe that our future revenue growth, if any, will significantly depend on our ability to expand within our existing camera markets, such as the existing professional IP security and home security and monitoring camera markets, and successfully penetrate new markets, such as the OEM automotive, robotics and industrial markets, with our new AI computer vision SoC solutions.  We believe that executing upon our business plan requires us to continue to develop new SoCs and new software to address the particular requirements of these markets. Accordingly, we continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. In fiscal year 2021, our revenue decreased by 2.5% compared to fiscal year 2020 to $ 223.0 million, and we incurred a net loss of $59.8 million. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 88%, 90% and 87% of our total revenue in fiscal years 2021, 2020 and 2019, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of January 31, 2021, we had approximately $214.8 million in debt security investments. These investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

Risks Related to Our Dependence on Third Parties

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

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, assembly and testing. Currently, the majority of our SoCs are supplied by Samsung in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully assembled and tested products as well as tested die in wafer form for assembly. Samsung subcontracts the assembly and initial testing of the assembled chips it supplies to us to Signetics Corporation and STATS ChipPAC Ltd. In the case of purchases of tested die from Samsung, we contract the assembly to Advanced Semiconductor Engineering, Inc., or ASE. Final testing of all of our products is handled by King Yuan Electronics Co., Ltd. or Sigurd Corporation under the supervision of our engineers. We depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. Availability of capacity within our supply chain has tightened recently, which could limit the volume of products we can produce and negatively impact our business and operations. Moreover, because each SoC is fabricated in only one manufacturing facility, or single sourced, any disruption to a facility could cause significant delays in the production or shipment of the products produced in that facility that could not be easily offset by having such product(s) produced in another facility.  We do not have any long-term supply agreements with any of our manufacturing suppliers. If one or more of these vendors terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, including available capacity constraints, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales and damage our customer relationships.

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

We sell a significant percentage of our solutions through a single distributor, Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 63%, 60% and 58% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2021, 2020 and 2019. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of Wintech. In January 2020, WPG acquired approximately 17% of Wintech, but indicated it intended to remain a passive investor in Wintech. While the ultimate outcome of WPG’s bid is unknown at this time, an acquisition of Wintech by WPG could have an adverse impact on our relationship with Wintech. Our current agreement with Wintech is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Any disruption to the operations of our third-party contractors and their suppliers could cause significant delays in the production or shipment of our products.

Our operations could be harmed if manufacturing, logistics or other operations of our third-party contractors or their suppliers are disrupted for any reason, including natural disasters, high heat events or water shortages, severe storms, other negative impacts from climate change, information technology system failures, military actions or environmental, public health or regulatory issues. The majority of our products are manufactured by or receive components from third-party contractors located in South Korea, Taiwan and Japan. The risk of an earthquake or tsunami in South Korea, Taiwan, Japan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. For example, in December 2006 a major earthquake occurred in Taiwan and in March 2011 a major earthquake and tsunami occurred in Japan. Although we are not aware of any significant damage suffered by our third-party contractors as a result of those natural disasters, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry vendor or assembly and test capacity. A disruption in the availability of image sensors from Sony Corporation as a result of the 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in fiscal year 2017. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, or at all.

Risks Related to Our Legal and Regulatory Environment

Our ability to sell our products to several China customers has been restricted.

On October 9, 2019, our security camera customers Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, and Zhejiang Dahua Technology Co., Ltd., or Dahua, were added to the Entity List of the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, or Commerce, which imposes limitations on the supply of certain U.S. items to the listed entities. In December 2020, certain affiliated entities of our customer Shenzhen Dajiang Baiwang Technology Co., Ltd., of Dajiang Baiwang, were added to the Entity List.  While the addition of Hikvision, Dahua and affiliates of Dajiang Baiwang to the Entity List negatively impacts our ability to ship items subject to BIS regulations to these listed entities, we have determined that we are able to ship some SoC products to the listed entities in compliance with applicable law. Notwithstanding our ability to continue to supply some SoC products to the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to Hikvision, Dahua and Dajiang Baiwang, or our other China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

Global economic and political conditions, including possible trade tariffs and trade restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Beyond the BIS actions relating to Hikvision, Dahua and affiliates of Dajiang Baiwang, general trade tensions between the United States and China have been escalating, which has, in our view, created and will continue to create an uncertain business environment. For example, BIS has added over 150 entities related to Huawei Technologies Co., Ltd. to the Entity List and created new controls on foreign-produced items when one of these entities is a party to the transaction. If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. For example, H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019 negatively impacts Hikvision and Dahua’s ability to sell products into the U.S. security camera market and could decrease their demand for our solutions. Similarly, changes in export classification requirements, such as those proposed by U.S. Congress, could impact our ability to supply our solutions to certain companies or in certain countries.  Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications or trade restrictions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers.  The materialization of these risks could have a material adverse effect on our business and financial condition.

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

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personally identifiable information, or PII, and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. For example, effective May 2018, the European Union adopted the General Data Protection Regulation that imposed more stringent data protection requirements and provided for greater penalties for noncompliance. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020.  The CCPA gives California residents the right to access, delete and opt out of certain sharing of their information, and imposes penalties for failure to comply. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to us, damage our reputation and adversely affect our business.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2021 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2022 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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

Risks Related to Our Intellectual Property

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

General Risk Factors

If our operations are interrupted, our business and reputation could suffer.

Our operations and those of our manufacturers are vulnerable to interruption caused by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, regional health issues and pandemics, earthquakes, fires, severe storms, floods and other negative impacts from climate change, power losses, telecommunications failures, terrorist attacks, wars, Internet failures and other events beyond our control. Any disruption in our services or operations could result in a reduction in revenue or a claim for substantial damages against us, regardless of whether we are responsible for that failure. The outbreak of COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, manufacturing and the movement of employees in many regions of the world, and the imposition of remote or work from home conditions in many of our offices, including the United States and Italy. If the remote or work from home conditions continue for an extended period of time, or similar restrictions and measures are implemented in more of the locations where we have offices, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay Area and Taiwan. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems.

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

Our corporate headquarters are located in Santa Clara, California, consisting of approximately 58,700 square feet of facility spaces under leases that expire in August 2025. These facilities accommodate our principal sales, marketing, research and development, finance, and administration activities. We lease approximately 82,300 square feet of facility spaces in Hsinchu, Taiwan under lease agreements that expire in December 2021. The Taiwan facilities accommodate research and development, business development, operations, and administration support. We lease approximately 39,800 square feet of facility spaces in Shanghai and Shenzhen, China, under leases that expire in November 2021 and September 2022, respectively, to support research and business development. We lease approximately 12,100 square feet of office space in Italy for research and development under lease agreement that expire in December 2048. We lease additional facilities in Hong Kong for sales and inventory warehousing and in Japan and South Korea for our local business development personnel under leases that expire in November 2021, April 2021 and September 2021, respectively.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2021:

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

Market Information

Our ordinary shares have been traded on the NASDAQ Global Market under the symbol “AMBA” since October 10, 2012. On March 19, 2021, there were 28 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders.

Share Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from February 1, 2016 through January 31, 2021 of the cumulative total return for our ordinary shares, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

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

Purchases of Equity Securities by the Issuer

On May 29, 2019, our Board of Directors authorized a program to repurchase up to $50.0 million of our ordinary shares through June 30, 2020. On March 16, 2020, the Company repurchased a total of 25,719 shares for approximately $1.0 million in cash. On May 29, 2020, the Board approved an extension of this program for an additional twelve months, ending June 30, 2021. Since the inception of the Company’s repurchase programs in June 2016, a total of $275.0 million has been authorized, and a total of 4,011,595 shares have been repurchased for approximately $175.8 million in cash. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of January 31, 2021, $49.0 million was available for repurchases through June 30, 2021.

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

Selected Consolidated Statements of Operations Data:

	Year Ended January 31,
	2021	2020	2019	2018	2017
	(in thousands, except per share data)
Revenue	$222,990	$228,732	$227,768	$295,402	$310,297
Income (loss) from operations	$(61,166)	$(49,649)	$(40,420)	$24,431	$60,363
Net income (loss)	$(59,786)	$(44,792)	$(30,447)	$18,852	$57,810
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(1.72)	$(1.35)	$(0.93)	$0.57	$1.77
Diluted	$(1.72)	$(1.35)	$(0.93)	$0.55	$1.68

Selected Consolidated Balance Sheet Data:

	As of January 31,
	2021	2020	2019	2018	2017
	(in thousands)
Cash, cash equivalents and marketable debt securities	$440,708	$404,748	$358,908	$434,591	$405,394
Working capital	423,337	397,737	370,566	440,047	414,139
Total assets	573,280	527,276	466,853	546,649	512,271
Total liabilities	98,304	79,204	47,364	64,462	57,637
Total shareholders' equity	474,976	448,072	419,489	482,187	454,634

Upon adoption of Accounting Standards Update No. 2015-05, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40), we account for a noncancelable on premise internal-use software license as the acquisition of an intangible asset and the incurrence of a liability to the extent that all or a portion of the software licensing fees are not paid on or before the license acquisition date. The intangible asset and related liability are recorded at net present value and interest expense is recorded over the payment term. As of January 31, 2021, there were $18.7 million of intangible assets, net of amortization expense, $5.6 million of current liabilities and $6.3 million of noncurrent liabilities related to these noncancelable internal-use software licenses recorded in the consolidated balance sheets.

Effective February 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings. The consolidated financial statements for the fiscal years ended January 31, 2021, 2020, and 2019 are reported under Topic 606, whereas the consolidated financial statements for the fiscal year 2018 and prior years are reported under Topic 605.

In the fourth quarter of fiscal year 2019, we released $8.0 million of valuation allowance related to prior year federal research and development credit carryforwards, which resulted in a significant increase in deferred tax assets as of January 31, 2019.

Effective February 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”), using the alternative transition method with an adjustment to the opening balance in the period of adoption without adjustment of comparative period financial statements. Under this new guidance, we recognize leases as right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The renewal options are included in the ROU and liability calculation if it is reasonably certain that we will exercise the option. The consolidated financial statements for the fiscal year ended January 31, 2021 and 2020 are reported under Topic 842, whereas the consolidated financial statements for the fiscal year 2019 and prior years are reported under Topic 840. As of January 31, 2021, there were approximately $9.7 million of ROU assets, net of amortization expense, $2.9 million of short-term lease liabilities, and $7.5 million of long-term lease liabilities related to the leases recorded in the consolidated balance sheets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, or AI, processing, advanced image signal processing and high-resolution video compression.  Since inception, we have primarily served human viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders.  In the last several years, our development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision, or CV, and our CV SoCs integrate our state-of-the-art video processor technology together with our recently developed deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of CV algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, terrain mapping, and face recognition. CVflow can process other sensor modalities including lidar and radar, and allows customers to differentiate their products by porting their own, or third party, neural networks and/or classical CV algorithms to our CVflow-based SoCs. SoC designs fully integrate AI, computer vision functionality, HD video processing, image processing, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These computer vision-based technologies are allowing us to address a broader range of markets and applications requiring AI video features, including IP security cameras, automotive cameras, consumer cameras, and industrial and robotic markets and applications. We anticipate that our CV technology will also enable us to capture more content per electronic system.

Our development efforts are focused on SoCs that provide both human viewing and computer vision functionality. As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within camera markets with our AI and computer vision technology, particularly in the professional IP security and home security and monitoring camera markets, as well as emerging markets such as AI-enabled security cameras, AI-based driving applications, including driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, OEM automotive advanced driver assistance systems, or ADAS, applications, and industrial and robotics markets. We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as AI and CV capabilities, and as we target new markets.

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

Volume production may begin within 9 to 18 months after a design win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. In general, design cycles will be longer in the OEM automotive and industrial and robotics markets than in the IP security and consumer device markets. Once our solutions have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Conversely, a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product. Even if we obtain a design win and our SoC remains a component through the life cycle of a customer’s product, the volume and timing of actual sales of our SoCs to the customer depend upon the production, release and market acceptance of that product, none of which are within our control. A portable consumer device typically has a product life cycle of 6 to 18 months, while an IP security camera typically has a product life cycle of 12 to 24 months. We anticipate that product lifecycles will typically be longer than 24 months in the OEM automotive and industrial and robotics markets, as new product introductions occur less frequently in these markets.

Fiscal Year 2021 Financial Highlights and Trends

•

We recorded revenue of $223.0 million in fiscal year 2021, a decrease of 2.5% as compared to fiscal year 2020. The decrease in revenue was primarily attributable to lower revenue from the professional IP security camera and automotive markets. In the professional IP security camera market, despite continued growth in the North America and Asia regions in fiscal year 2021, lower demand from our two largest China customers together with less demand from the Europe region, resulted in a significant revenue decrease in this market. The decreased revenue in the automotive markets was primarily due to an overall slowdown in the automotive industry. The decreased revenue was partially offset by increased revenue in the home IP security camera and consumer device markets, including drone and wearable camera markets. In the home IP security camera market, revenue growth continued to be led by the North America region. Incorporation of our solutions into newly launched products from Shenzhen Dajiang Baiwang Technology Co., Ltd., or DJI, resulted in a ramp of SoC shipments in the third quarter of fiscal year 2021.

•

We recorded an operating loss of $61.2 million in fiscal year 2021, as compared to an operating loss of $49.6 million in fiscal year 2020. The increased operating loss was primarily due to increased operating expenses that more than offset an increase in gross profit. The increased operating expenses, mainly in support of new applications for the automotive markets as well as the development of computer vision-based solutions, related primarily to increased engineering headcount, chip tape-out and stock-based compensation expenses. The headcount-related expense increases were partially due to the termination of research and development grants from a foreign government at the end of fiscal year 2020. In addition, due to the timing, complexity and number of chips in development in fiscal year 2021, chip tape-out fees and related engineering costs increased from the prior year.

•

We generated cash flows from operating activities of $30.8 million in fiscal year 2021, as compared to $39.4 million in fiscal year 2020. The decreased cash flows from operating activities were primarily due to a higher net loss and increases in accounts receivable and inventory balances partially offset by increases in accounts payable and accrued liabilities due to our suppliers.

•

On March 16, 2020, we repurchased a total of 25,719 of our ordinary shares for approximately $1.0 million in cash. On May 29, 2020, our Board of Directors approved an extension of the repurchase program for an additional twelve months ending June 30, 2021. As of January 31, 2021, there was approximately $49.0 million available for repurchases through June 30, 2021.

Factors Affecting Our Performance

Spread of COVID-19 Could Adversely Affect our Business in a Material Way. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of remote or work from home conditions in many of the locations where we have offices. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the remote or work from home conditions in any of our offices continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Similarly, while we have not yet experienced a major disruption in our supply chain as a result of the COVID-19 pandemic, we are experiencing longer manufacturing times that, if they persist or worsen, could impact our ability to meet our customers’ demand for our solutions and negatively impact our revenue. Moreover, if there is a significant outbreak that impacts Samsung Electronic Corporation’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. The pandemic may also impact our customers’ ability to manufacture their products, support their customers or reduce or delay demand for their products, which could, in turn, reduce such demand for our solutions. While we cannot quantify specific impacts of the COVID-19 pandemic or actions taken by governments and businesses in response thereto, our results of operations and financial condition may be negatively affected if we encounter significant supply chain problems, reductions in demand due to our customers or end customers having problems, or other unexpected COVID-19 ramifications.

Ability to Capitalize on AI and Computer Vision Trends. We expect that AI and computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, automotive, industrial and robotics, and certain consumer markets. As a result, we believe that our ability to develop advanced AI computer vision technology, enable and support customer product development in emerging applications, such as ADAS, advanced blind spot detection, object detection, classification and tracking, people recognition, retail analytics, and machine learning, and gain customer acceptance of our technology platform and solutions, will be critical to our future success. Moreover, achieving design wins, particularly for computer vision-centric applications in the IP security, automotive, industrial and robotics markets, is vital to our ability to generate revenue growth. As such, we closely monitor design wins by customer and end market. However, a design win may not successfully materialize into revenue, and even if it does result in revenue, the amount generated by each design win can vary significantly.

Ability to Develop and Introduce New or Enhanced Solutions. We operate in a dynamic environment characterized by rapidly changing technologies and technological obsolescence. To compete successfully, we must design, develop, market and sell enhanced solutions with increased levels of performance and functionality that meet the expectations of our customers. As such, we continuously invest in our research and development projects, especially AI and computer vision technologies. However, failure to anticipate or timely develop new or enhanced solutions in response to technology shifts and trends could result in decreased revenue and our competitors achieving design wins we sought. Moreover, any reliability or quality problems with our solutions could harm our reputation, increase additional development and replacement costs, and prevent us from retaining existing customers and attracting new customers.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets and we developed technologies to provide solutions for new markets as they emerged, such as the sports camera, IP security, drone and automotive video recorder camera markets. Since fiscal year 2018, the professional and consumer IP security camera markets and automotive markets, including the OEM and aftermarket video recorder market, have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that continued expansion into new markets is required to facilitate revenue growth and customer diversification. We have recently introduced solutions to address emerging applications and markets, such as the incorporation of AI and computer vision functionalities for AI-enabled security cameras, AI-based driving applications and industrial and robotics markets. While we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Customer Product Life Cycle. We estimate our customers’ product life cycles based on the customer, type of product and end market. We typically commence commercial shipments from 9 to 18 months following a design win; however, in some markets, lengthier product and development cycles are possible, depending on the scope and nature of the project, such as in the automotive OEM market. A portable consumer device typically has a product life cycle of 6 to 18 months, and an IP security camera typically has a product life cycle of 12 to 24 months. We anticipate that product development and product life cycles will typically be longer than 24 months in the OEM automotive, Tier-1 automotive suppliers and robotics markets, as new product introductions typically occur less frequently in these markets.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
	(dollars in thousands)
Revenue	$222,990	$228,732	$227,768
Cost of revenue	87,417	96,023	89,624
Gross profit	135,573	132,709	138,144
Operating expenses:
Research and development	140,759	129,724	128,084
Selling, general and administrative	55,980	52,634	50,480
Total operating expenses	196,739	182,358	178,564
Loss from operations	(61,166)	(49,649)	(40,420)
Other income, net	3,863	8,021	5,868
Loss before income taxes	(57,303)	(41,628)	(34,552)
Provision (benefit) for income taxes	2,483	3,164	(4,105)
Net loss	$(59,786)	$(44,792)	$(30,447)

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	39	42	39
Gross profit	61	58	61
Operating expenses:
Research and development	63	57	56
Selling, general and administrative	25	23	22
Total operating expenses	88	80	78
Loss from operations	(27)	(22)	(17)
Other income, net	2	4	2
Loss before income taxes	(25)	(18)	(15)
Provision (benefit) for income taxes	2	2	(2)
Net loss	(27)%	(20)%	(13)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IP security camera OEMs, IP security camera ODMs, OEM automotive or Tier-1 automotive suppliers, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these camera markets, in particular the IP security and automotive video recorder markets, to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging AI and computer vision applications in the IP security camera, OEM automotive, industrial and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or Wintech, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

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

The end markets into which we sell our products have seen significant changes as consumer preferences have evolved in response to new technologies. As a result, the composition and timing of our revenue may differ meaningfully during periods of technology or consumer preference changes. We expect shifts in consumer use of video capture to continue to change over time, as AI and computer vision specialized use cases emerge and video capture continues to proliferate.

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

Comparison of the Fiscal Years Ended January 31, 2021, 2020 and 2019

Revenue

				Change
	Year Ended January 31,			2021		2020
	2021	2020	2019	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$222,990	$228,732	$227,768	$(5,742)	(2.5)%	$964	0.4%

Revenue decreased for fiscal year 2021, as compared to fiscal year 2020, primarily due to lower revenue from the professional IP security camera and automotive markets. In the professional IP security camera market, despite continued growth in the North America and Asia regions in fiscal year 2021, lower demand from our two largest China customers caused by higher inventory build-up in fiscal year 2020 and escalated trade tensions between the United States and China, together with less demand from the Europe region, resulted in a significant revenue decrease in this market. The decreased revenue in the automotive markets was primarily due to an overall slowdown in the automotive industry. The decreased revenue was partially offset by increased revenue in the consumer IP security camera and consumer markets, including drone and wearable camera markets. In the consumer IP security camera market, revenue growth continued to be led by the home security and monitoring market in the North America region. In the consumer markets, incorporation of our solutions into newly launched products from DJI resulted in a ramp of SoC shipments in the third quarter of fiscal year 2021, partially offset by decreased revenue in the sports camera market.

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

Cost of Revenue and Gross Margin

				Change
	Year Ended January 31,			2021		2020
	2021	2020	2019	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$87,417	$96,023	$89,624	$(8,606)	(9.0)%	$6,399	7.1%
Gross profit	135,573	132,709	138,144	2,864	2.2%	(5,435)	(3.9)%
Gross margin	60.8%	58.0%	60.7%	—	2.8%	—	(2.7)%

Cost of revenue decreased for fiscal year 2021, as compared to fiscal year 2020, primarily due to lower volumes of SoC shipments in the professional IP security camera and automotive markets offset by higher volumes in the consumer IP security camera, drone and wearable markets.

Cost of revenue increased for fiscal year 2020, as compared to fiscal year 2019, primarily due to higher volumes of SoC shipments in the IP security camera, sports camera and drone markets.

Gross margin increased in fiscal year 2021, as compared to fiscal year 2020, primarily due to a lower percentage of our total revenue coming from the professional IP security camera market at lower average selling prices.

Gross margin decreased in fiscal year 2020, as compared to fiscal year 2019, primarily due to a higher percentage of our total revenue coming from the professional IP security camera market at lower average selling prices than we obtained in the prior fiscal year.

Research and Development

				Change
	Year Ended January 31,			2021		2020
	2021	2020	2019	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$140,759	$129,724	$128,084	$11,035	8.5%	$1,640	1.3%

Research and development expense increased for fiscal year 2021, compared to fiscal year 2020, primarily due to a $6.2 million increase in SOC development costs as our projects move to the 5nm process node and approximately $4.3 million of research and development grants from a foreign government that ended in fiscal year 2020. Our engineering headcount also increased to 582 at January 31, 2021 compared to 563 at January 31, 2020, which resulted in an increase in salary-related expenses of approximately $2.8 million in fiscal year 2021. The increased research and development expense was also attributable to additional stock-based compensation expense of approximately $1.2 million in fiscal year 2021, as a result of the issuance of stock to newly hired employees, our annual evergreen stock program for existing employees, and our annual bonus program. The increases were partially offset by approximately $3.4 million lower travel, facility and professional service related expenses.

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

Selling, General and Administrative

				Change
	Year Ended January 31,			2021		2020
	2021	2020	2019	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$55,980	$52,634	$50,480	$3,346	6.4%	$2,154	4.3%

Selling, general and administrative expense increased for fiscal year 2021, as compared to fiscal year 2020, primarily due to additional stock-based compensation expense of approximately $2.1 million as a result of the issuance of stock to newly hired employees, our annual evergreen stock program for existing employees, and our annual bonus program. The increase was also attributable to increased headcount to support our business development in IP security, automotive OEM and robotics markets, which resulted in an increase in salary-related expenses of approximately $1.1 million in fiscal year 2021. Increases of approximately $2.0 million for facility and professional service expenses were largely offset by $1.9 million lower spending for travel and trade show related expenses.

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

Other Income, Net

				Change
	Year Ended January 31,			2021		2020
	2021	2020	2019	Amount	%	Amount	%
	(dollars in thousands)
Other income, net	$3,863	$8,021	$5,868	$(4,158)	(51.8)%	$2,153	36.7%

The decrease in other income, net, for fiscal year 2021, as compared to fiscal year 2020, was primarily due to lower interest and other income from our deposits and debt security investments. The decrease is primarily the result of lower yields on reinvested balances as investments matured throughout the year.

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

Provision (Benefit) for Income Taxes

				Change
	Year Ended January 31,			2021		2020
	2021	2020	2019	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$2,483	$3,164	$(4,105)	$(681)	(21.5)%	$7,269	(177.1)%
Effective tax rate	(4)%	(8)%	12%	—	4%	—	(20)%

Income tax expense decreased in fiscal 2021, as compared to fiscal year 2020, primarily due to a decrease in the proportion of profits generated in higher tax jurisdictions, as well as an increase in the U.S. federal research tax credit, partially offset by an increase in non-deductible stock-based compensation.

Income tax expense increased in fiscal 2020, as compared to fiscal year 2019, primarily due to the 2019 release of $8.0 million of valuation allowance related to prior year federal research and development credit carryforwards in fiscal year 2019, as well as a decrease in the proportion of profits generated in lower tax jurisdictions, partially offset by an increase in tax benefits from excess stock based compensation deductions.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$30,800	$39,414	$24,472
Net cash used in investing activities	(31,324)	(8,576)	(79,142)
Net cash provided by (used in) financing activities	10,396	6,516	(97,953)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,872	$37,354	$(152,623)

Net Cash Provided by Operating Activities

Fiscal year 2021 compared to fiscal year 2020: Cash provided by operating activities decreased primarily due to decreased net income as a result of lower revenue and increased operating expenses as well as lower interest income. The decreased cash flows from operating activities were partially offset by increased liabilities associated with SoC development projects and the timing of payments to suppliers.

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

Net Cash Used in Investing Activities

Fiscal year 2021 compared to fiscal year 2020: Net cash used in investing activities increased primarily due to $25.9 million lower cash receipts from the sale and maturity of debt securities and additional payments of approximately $3.0 million in fiscal year 2021 for intangible assets purchase, which was partially offset by approximately $6.2 million lower investments in debt securities.

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

Net Cash Provided by (Used in) Financing Activities

Fiscal year 2021 compared to fiscal year 2020: Net cash provided by financing activities increased primarily due to approximately $4.5 million of additional cash proceeds from option exercises and employee stock purchase withholding and $0.4 million lower payments for intangible assets. The increase was partially offset by $1.0 million of cash used for repurchasing our ordinary shares under the stock repurchase program.

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

Stock Repurchase Program

On March 16, 2020, we repurchased a total of 25,719 of our ordinary shares for approximately $1.0 million in cash. On May 29, 2020, our Board of Directors approved an extension of the repurchase program for an additional twelve months ending June 30, 2021.  Since the inception of the repurchase programs in June 2016, a total of $275.0 million has been authorized, and we have repurchased a total of 4,011,595 shares for approximately $175.8 million in cash. As of January 31, 2021, there was approximately $49.0 million available for repurchases through June 30, 2021. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Sources of Liquidity

As of January 31, 2021 and 2020, we had cash, cash equivalents and marketable debt securities of approximately $440.7 million and $404.7 million, respectively. As of January 31, 2021, our marketable debt securities had a fair value of approximately $214.8 million with net unrealized gains of approximately $1.2 million caused by fluctuations in market value. We hold these investments as available-for-sale securities and mark them to market.

Operating and Capital Expenditure Requirements

As of January 31, 2021, we had cash, cash equivalents and marketable debt securities of approximately $440.7 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2021:

	Payment Due by Period as of January 31, 2021
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Technology licenses (1)	12,266	9,910	2,356	—	—	—
Purchase obligations (2)	48,238	48,238	—	—	—	—
Unrecognized tax benefits, including interest (3)	8,966	—	—	—	—	8,966
Total	$69,470	$58,148	$2,356	$—	$—	$8,966

(1)	Technology license obligations represent future cash payments for noncancelable internal-use software licenses which are used in product design.
(2)	Purchase obligations consist primarily of inventory purchase obligations with our independent contract manufacturers.
(3)

Unrecognized tax benefits, including interest, represent our liabilities for uncertain tax positions as of January 31, 2021. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain employees to align their interests with the interests of existing shareholders. We recognize that these stock-based awards will dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2021, we had a total of 3.6 million ordinary shares subject to outstanding stock options and unvested restricted stock units, which will potentially dilute our earnings per share. This potential dilution will only result if outstanding options vest and are exercised and restricted stock units vest and are settled.

Off-Balance Sheet Arrangements

As of January 31, 2021, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Critical Accounting Policies and Significant Management Estimates

The preparation of audited consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. On an ongoing basis, we evaluate our estimates and assumptions, including those related to (i) write down of excess and obsolete inventories;(ii) the estimated useful lives of long-lived assets;(iii) the valuation of stock-based compensation awards and financial instruments; (iv) the probability of performance objectives achievement; (v) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions. These estimates and assumptions are based on historical experience and on various other factors which we believe to be reasonable under the circumstances. We may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments, assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates:

Revenue Recognition

Under ASC 606 we recognize revenue when control of goods and services is transferred to our customers. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

We also enter into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating our SoC into the customer’s product. Accordingly, we determine that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of our performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts our performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the fiscal years ended January 31, 2021, 2020 and 2019.

Timing of revenue recognition may differ from the timing of invoicing to our customers. We record contract assets when revenue is recognized prior to invoicing. The contract assets are primarily related to satisfied but unbilled performance obligations associated with our engineering service agreements at the reporting date. As of January 31, 2021 and 2020, the contract assets for these unbilled receivables were not material. Contract liabilities consist of deferred revenue. Our deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the year ended January 31, 2021 and 2020, we did not recognize any material revenue adjustment related to performance obligations satisfied in prior periods released from this deferred revenue. As of January 31, 2021 and 2020, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of January 31, 2021 and 2020, respectively. We also elect not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to original expected contract duration of one year or less and elect to exclude amounts collected from customers for all sales taxes from the transaction price.

Cash Equivalents and Marketable Debt Securities

We consider all highly liquid debt security investments with original maturities of less than three months at the time of purchase to be cash equivalents. Debt security investments that are highly liquid with original maturities at the time of purchase greater than three months are considered marketable debt securities.

We classify the marketable securities as “available-for-sale” securities and record them at fair value based on quoted market prices of similar assets. On February 1, 2020, the Company adopted ASU No. 2016-13 (ASU 2016-13), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method. Under this new guidance, the Company recognizes credit losses based on a forward-looking current expected credit losses (CECL) model instead of the previous incurred loss model for financial instruments. The Company estimates the expected losses whenever a security’s fair value is below its amortized cost basis. The expected loss is computed at an individual security level using the discounted cash flow method with the effective interest rate on the purchase date. In the determination of credit-related losses, the Company excludes securities with zero loss expectations such as assets backed by government agencies. There are various factors considered in its assessment of credit-related losses, including the extent to which the fair value is less than the amortized cost basis, adverse conditions related to an industry or an underlying loan obligator, the payment structure of the security, changes to the rating of the security and other factors that may affect the security credit. The credit-related portion of the loss is recognized in other income (loss), net in the consolidated income statement but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in the accumulated other comprehensive income (loss) in the consolidated balance sheet. The cumulative effect adjustment upon the adoption on February 1, 2020 was immaterial and the credit-related losses from the Company’s financial instruments were not material as of January 31, 2021.

We measure the fair value of money market funds using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar asserts in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data and are classified within Level 2. So far, the Company has no debt securities with unobservable inputs and classified within Level 3.

Inventory Valuation

We record inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

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

Leases

Effective February 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, using the alternative transition method with an adjustment to the opening balance in the period of adoption without adjustment of comparative period financial statements. Under this new guidance, we recognize leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under the straight-line method through the lease term. We also elected the other available practical expedients, and have elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. We do not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, we use the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. Our leases mainly include our worldwide office facilities which are classified as operating leases. Certain leases include renewal options that are under our discretion. The renewal options are included in the ROU assets and liability calculation if it is reasonably certain that we will exercise the option. Our short-term leases and finance leases are immaterial as of January 31, 2021 and February 1, 2020, respectively. As of January 31, 2021, there were approximately $9.7 million of ROU assets, net of amortization expense, $2.9 million of short-term lease liabilities, and $7.5 million of long-term lease liabilities related to the leases recorded in the consolidated balance sheets.

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

We had cash, cash equivalents and marketable debt securities totaling $440.7 million and $404.7 million at January 31, 2021 and 2020, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, certificates of deposit, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Supplementary Data (Unaudited)

The following table sets forth unaudited supplementary quarterly financial data for the two year period ended January 31, 2021. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair presentation of the data for the periods presented.

	For the Three Months Ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
	2021	2020	2020	2020	2020	2019	2019	2019
	(in thousands, except per share data)
Revenue	$62,142	$56,090	$50,113	$54,645	$57,212	$67,922	$56,410	$47,188
Cost of revenue	24,339	21,298	19,155	22,625	23,896	28,819	23,973	19,335
Gross profit	37,803	34,792	30,958	32,020	33,316	39,103	32,437	27,853
Operating expenses:
Research and development	37,184	36,573	32,802	34,200	33,807	32,480	30,420	33,017
Selling, general and administrative	14,632	14,468	13,445	13,435	13,341	13,791	12,425	13,077
Total operating expenses	51,816	51,041	46,247	47,635	47,148	46,271	42,845	46,094
Loss from operations	(14,013)	(16,249)	(15,289)	(15,615)	(13,832)	(7,168)	(10,408)	(18,241)
Other income, net	632	673	1,280	1,278	1,713	1,917	2,195	2,196
Loss before income taxes	(13,381)	(15,576)	(14,009)	(14,337)	(12,119)	(5,251)	(8,213)	(16,045)
Provision (benefit) for income taxes	(892)	1,502	747	1,126	862	(942)	1,978	1,266
Net loss	$(12,489)	$(17,078)	$(14,756)	$(15,463)	$(12,981)	$(4,309)	$(10,191)	$(17,311)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.35)	$(0.49)	$(0.43)	$(0.45)	$(0.39)	$(0.13)	$(0.31)	$(0.53)
Diluted	$(0.35)	$(0.49)	$(0.43)	$(0.45)	$(0.39)	$(0.13)	$(0.31)	$(0.53)

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2021.

The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ambarella, Inc. and its subsidiaries (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

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

Accounting for Income Taxes

As described in Notes 1 and 13 to the consolidated financial statements, the Company's accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. As disclosed by the Company, management evaluates the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions. Management considers and evaluates numerous factors, which may require periodic adjustments and which may not reflect the final tax liabilities. Management adjusts its financial statements to reflect only those tax positions that are more likely than not to be sustained under examination, and considers whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence. As part of the process of preparing consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates.  Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. The Company’s effective tax rate of (4%) for the year ended January 31, 2021 was different than the U.S. federal statutory rate of 21%.

The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are the significant judgment by management in determining the income tax provision and other tax positions, specifically in the determination of taxable income or loss by jurisdiction taxed or benefited at rates other than the U.S. federal statutory rate, and the recognition and measurement of deferred tax assets, valuation allowances, and uncertain tax positions. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence. The audit effort involved the use of professionals with specialized skill and knowledge.

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

March 31, 2021

We have served as the Company’s auditor since 2008.

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	January 31,	January 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$241,274	$231,403
Marketable debt securities	199,434	173,345
Accounts receivable, net	24,974	18,487
Inventories	26,081	22,971
Restricted cash	10	9
Prepaid expenses and other current assets	5,531	4,975
Total current assets	497,304	451,190
Property and equipment, net	5,530	5,614
Deferred tax assets, non-current	10,914	10,400
Intangible assets, net	18,703	17,826
Operating lease right-of-use assets, net	9,659	9,935
Goodwill	26,601	26,601
Other non-current assets	4,569	5,710
Total assets	$573,280	$527,276
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	21,124	14,910
Accrued and other current liabilities	48,126	34,970
Operating lease liabilities, current	2,911	2,181
Income taxes payable	962	691
Deferred revenue, current	844	701
Total current liabilities	73,967	53,453
Operating lease liabilities, non-current	7,525	7,975
Other long-term liabilities	16,812	17,776
Total liabilities	98,304	79,204
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2021 and January 31, 2020, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at January 31, 2021 and January 31, 2020, respectively; 35,547,440 shares issued and outstanding at January 31, 2021; 33,805,609 shares issued and outstanding at January 31, 2020	16	15
Additional paid-in capital	347,458	261,220
Accumulated other comprehensive income	1,219	768
Retained earnings	126,283	186,069
Total shareholders’ equity	474,976	448,072
Total liabilities and shareholders' equity	$573,280	$527,276

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2021	2020	2019
Revenue	$222,990	$228,732	$227,768
Cost of revenue	87,417	96,023	89,624
Gross profit	135,573	132,709	138,144
Operating expenses:
Research and development	140,759	129,724	128,084
Selling, general and administrative	55,980	52,634	50,480
Total operating expenses	196,739	182,358	178,564
Loss from operations	(61,166)	(49,649)	(40,420)
Other income, net	3,863	8,021	5,868
Loss before income taxes	(57,303)	(41,628)	(34,552)
Provision (benefit) for income taxes	2,483	3,164	(4,105)
Net loss	$(59,786)	$(44,792)	$(30,447)
Net loss per share attributable to ordinary shareholders:
Basic	$(1.72)	$(1.35)	$(0.93)
Diluted	$(1.72)	$(1.35)	$(0.93)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	34,679,717	33,083,562	32,713,606
Diluted	34,679,717	33,083,562	32,713,606

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended January 31,
	2021	2020	2019
Net loss	$(59,786)	$(44,792)	$(30,447)
Other comprehensive income, net of tax:
Net unrealized gains on investments	451	671	376
Other comprehensive income, net of tax	451	671	376
Comprehensive loss	$(59,335)	$(44,121)	$(30,071)

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2018	33,489,614	$15	$221,186	$(279)	$261,265	$482,187
Cumulative effect of change in accounting principle	—	—	—	—	43	43
Exercise of stock options	232,205	—	1,285	—	—	1,285
Vesting of restricted stock units	920,826	—	—	—	—	—
Employee stock purchase plan	146,887	—	5,136	—	—	5,136
Stock repurchase	(2,485,992)	—	(99,903)	—	—	(99,903)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	60,812	—	—	60,812
Net unrealized gains on investments - net of tax	—	—	—	376	—	376
Net loss	—	—	—	—	(30,447)	(30,447)
Balance--January 31, 2019	32,303,540	15	188,516	97	230,861	419,489
Exercise of stock options	366,886	—	5,695	—	—	5,695
Vesting of restricted stock units	957,319	—	—	—	—	—
Employee stock purchase plan	177,864	—	5,967	—	—	5,967
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	61,042	—	—	61,042
Net unrealized gains on investments - net of tax	—	—	—	671	—	671
Net loss	—	—	—	—	(44,792)	(44,792)
Balance--January 31, 2020	33,805,609	15	261,220	768	186,069	448,072
Exercise of stock options	421,736	—	10,333	—	—	10,333
Vesting of restricted stock units	1,162,883	1	5,350	—	—	5,351
Employee stock purchase plan	182,931	—	5,825	—	—	5,825
Stock repurchase	(25,719)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	65,730	—	—	65,730
Net unrealized gains on investments - net of tax	—	—	—	451	—	451
Net loss	—	—	—	—	(59,786)	(59,786)
Balance--January 31, 2021	35,547,440	$16	$347,458	$1,219	$126,283	$474,976

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(59,786)	$(44,792)	$(30,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,967	11,631	7,221
Amortization (accretion) of premium (discount) on marketable debt securities, net	721	(969)	(670)
Stock-based compensation	70,134	66,871	60,812
Deferred income taxes	(514)	187	(6,945)
Other non-cash items, net	65	(71)	350
Changes in operating assets and liabilities:
Accounts receivable	(6,487)	7,725	5,082
Inventories	(3,110)	(4,719)	5,131
Prepaid expenses and other current assets	(537)	1,057	(2,202)
Other non-current assets	1,141	(3,298)	(155)
Accounts payable	6,214	2,109	(7,014)
Accrued and other current liabilities	12,055	5,079	(8,302)
Income taxes payable	272	(302)	57
Deferred revenue	144	172	265
Operating lease liabilities	(2,416)	(2,851)	—
Other long-term liabilities	937	1,585	1,289
Net cash provided by operating activities	30,800	39,414	24,472
Cash flows from investing activities:
Purchases of investments	(219,677)	(225,913)	(207,841)
Sales of investments	70,087	96,363	66,211
Maturities of investments	123,208	122,795	65,428
Purchase of property and equipment	(1,952)	(1,821)	(2,940)
Purchase of intangible assets	(2,990)	—	—
Net cash used in investing activities	(31,324)	(8,576)	(79,142)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	16,417	11,960	6,686
Stock repurchase	(1,000)	—	(99,904)
Payment for intangible assets	(5,021)	(5,444)	(4,735)
Net cash provided by (used in) financing activities	10,396	6,516	(97,953)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,872	37,354	(152,623)
Cash, cash equivalents and restricted cash at beginning of period	231,412	194,058	346,681
Cash, cash equivalents and restricted cash at end of period	$241,284	$231,412	$194,058
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,531	$1,811	$1,409
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to intangible and fixed assets purchases	$4,302	$12,284	$933

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) write down of excess and obsolete inventories; (ii) the estimated useful lives of long-lived assets; (iii) the valuation of stock-based compensation awards and financial instruments; (iv) the probability of performance objectives achievement; (v) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The Company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments, assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

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

A substantial portion of the Company’s revenue is derived from sales through one of its distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, and directly to one ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 15 for additional information regarding revenue and credit concentration with these customers.

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

The Company classifies the marketable securities as “available-for-sale” securities and record them at fair value based on quoted market prices of similar assets. On February 1, 2020, the Company adopted ASU No. 2016-13 (ASU 2016-13), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method. Under this new guidance, the Company recognizes credit losses based on a forward-looking current expected credit losses (CECL) model instead of the previous incurred loss model for financial instruments. The Company estimates the expected losses whenever a security’s fair value is below its amortized cost basis. The expected loss is computed at an individual security level using the discounted cash flow method with the effective interest rate on the purchase date. In the determination of credit-related losses, the Company excludes securities with zero loss expectations such as assets backed by government agencies. There are various factors considered in its assessment of credit-related losses, including the extent to which the fair value is less than the amortized cost basis, adverse conditions related to an industry or an underlying loan obligator, the payment structure of the security, changes to the rating of the security and other factors that may affect the security credit. The credit-related portion of the loss is recognized in other income (loss), net in the consolidated income statement but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in the accumulated other comprehensive income (loss) in the consolidated balance sheet.  The cumulative effect adjustment upon the adoption on February 1, 2020 was immaterial and the credit-related losses from the Company’s financial instruments were not material as of January 31, 2021.

The Company measures the fair value of money market funds using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar asserts in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data and are classified within Level 2. So far, the Company has no debt securities under unobservable inputs and classified within Level 3.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of January 31, 2021 and 2020, the restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the consolidated balance sheets, and the sums are presented on the consolidated statements of cash flows:

	As of January 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$241,274	$231,403	$194,047
Restricted cash	10	9	11
Total as presented in the consolidated statements of cash flows	$241,284	$231,412	$194,058

Trade Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivables are recorded at invoiced amounts less allowance for any credit losses. According to ASU 2016-13, the Company recognizes credit losses based on a forward-looking current expected credit losses (CECL). The Company makes estimates of expected credit losses based upon its assessment of various factors, including historical collection experience, the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The changes in allowance for credit losses are recognized in the consolidated statement of operations. The uncollectible accounts receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. There were no material write-offs of accounts receivable for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. There was no material current expected credit losses recorded as of January 31, 2021 and 2020, respectively.

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

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

Leases

Effective February 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, using the alternative transition method with an adjustment to the opening balance in the period of adoption without adjustment of comparative period financial statements. Under this new guidance, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the other available practical expedients, and has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU assets and liability calculation if it is reasonably certain that the Company will exercise the option.  The Company's short-term leases and finance leases are immaterial as of January 31, 2021 and January 31, 2020, respectively.

Goodwill and In-Process Research and Development

The Company does not amortize goodwill. Acquired in-process research and development, or IPR&D, is capitalized at fair value as an intangible asset and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of January 31, 2021, there was no IPR&D amortized.

Impairment of Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment at least annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Determination of recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. There has been no occurrence of events to date that would trigger an impairment analysis. As such, no impairment charge has been recognized as of January 31, 2021.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to satisfied but unbilled performance obligations associated with its engineering service agreements at the reporting date. As of January 31, 2021 and 2020, the contract assets for these unbilled receivables were not material. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the twelve months ended January 31, 2021 and 2020, the Company did not recognize any material revenue adjustment, respectively, related to performance obligations satisfied in prior periods released from this deferred revenue. As of January 31, 2021 and 2020, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of January 31, 2021 and 2020, respectively. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to original expected contract duration of one year or less and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment and tools and allocation of facility costs, net of any research and development grants. As of January 31, 2021, there was approximately $1.4 million of grants recorded in prepaid expenses and other current assets and approximately $2.0 million of grants recorded in other non-current assets in the consolidated balance sheets.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs, travel and trade show costs, legal expenses, other professional services and occupancy costs. Advertising expenses were not material for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. The amendments in this Update clarify that at each reporting date an entity should reevaluate whether a callable debt security is within scope of this guidance, which has explicit, noncontingent call options that are callable at fixed prices and on preset dates at prices less than the amortized cost basis of the security. For each reporting period, if amortization basis for each individual callable debt security exceeds the amount repayable by the issuer at the next call date, the premium shall be amortized to the next call date. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is not permitted. The Company did not early adopt and believes the adoption of this new guidance will not have a material impact on its consolidated financial statements and disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this Update improves consistency by amending the Codification to include all disclosure guidance in the appropriate sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company did not early adopt and believes the adoption of this new guidance will not have a material impact on its consolidated financial statements and disclosures.

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

	As of January 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$171	$—	$—	$171
Commercial paper	66,181	—	—	66,181
Corporate bonds	102,108	980	(7)	103,081
Asset-backed securities	15,740	164	—	15,904
U.S. government securities	29,383	82	—	29,465
Total cash equivalents and marketable debt securities	$213,583	$1,226	$(7)	$214,802

	As of January 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$8,284	$—	$—	$8,284
Commercial paper	63,390	—	—	63,390
Corporate bonds	95,053	653	—	95,706
Asset-backed securities	23,062	69	(2)	23,129
U.S. government securities	20,524	48	—	20,572
Total cash equivalents and marketable debt securities	$210,313	$770	$(2)	$211,081

As of January 31, 2021, there were no debt securities with unrealized losses for more than twelve months.

	As of
	January 31, 2021	January 31, 2020
	(in thousands)
Included in cash equivalents	$15,368	$37,736
Included in marketable debt securities	199,434	173,345
Total cash equivalents and marketable debt securities	$214,802	$211,081

The contractual maturities of the investments at January 31, 2021 and 2020 were as follows:

	As of
	January 31, 2021	January 31, 2020
	(in thousands)
Due within one year	$135,899	$146,267
Due within one to three years	78,903	64,814
Total cash equivalents and marketable debt securities	$214,802	$211,081

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. Upon adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income in the condensed consolidated balance sheets. The credit-related losses of the Company’s financial instruments were not material for the fiscal year ended January 31, 2021. The net amounts of unrealized gains and unrealized losses that are not credit-related are recognized in other comprehensive income.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of January 31, 2021 and 2020, respectively:

	As of January 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$171	$171
Commercial paper	66,181		66,181
Corporate bonds	103,081		103,081
Asset-backed securities	15,904		15,904
U.S. government securities	29,465		29,465
Total cash equivalents and marketable debt securities	$214,802	$171	$214,631	$—

	As of January 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$8,284	$8,284	$—	$—
Commercial paper	63,390	—	63,390	—
Corporate bonds	95,706	—	95,706	—
Asset-backed securities	23,129	—	23,129	—
U.S. government securities	20,572	—	20,572	—
Total cash equivalents and marketable debt securities	$211,081	$8,284	$202,797	$—

3. Inventories

Inventories at January 31, 2021 and 2020 consisted of the following:

	As of January 31,
	2021	2020
	(in thousands)
Work-in-progress	$18,219	$10,133
Finished goods	7,862	12,838
Total	$26,081	$22,971

4. Property and Equipment, net

Depreciation expense was approximately $2.6 million, $2.8 million and $2.6 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. Property and equipment at January 31, 2021 and 2020 consisted of the following:

	As of January 31,
	2021	2020
	(in thousands)
Computer equipment and software	$11,525	$10,282
Machinery and equipment	6,946	6,317
Furniture and fixtures	969	969
Leasehold improvements	2,237	2,356
Construction in progress	331	63
	22,008	19,987
Less: accumulated depreciation and amortization	(16,478)	(14,373)
Total property and equipment, net	$5,530	$5,614

5. Intangible Assets, net

The intangible assets primarily consist of $4.1 million of in-process research and development (“IPR&D”) from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $14.6 million of noncancelable software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. Once research and development efforts are completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of January 31, 2021, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain internal-use noncancelable software license agreements with third parties from time-to-time. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of January 31, 2021, $5.6 million was recorded in accrued and other current liabilities and $6.3 million was recorded in other long-term liabilities in the consolidated balance sheets.

The carrying amounts of intangible assets as of January 31, 2021 and 2020 were as follows:

	As of January 31, 2021			As of January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Software licenses	21,043	(6,440)	14,603	27,203	(13,477)	13,726
Total acquired intangible assets	$25,143	$(6,440)	$18,703	$31,303	$(13,477)	$17,826

During the twelve months ended January 31, 2021, there was approximately $13.5 million of software licenses retired. The amortization expense related to these software licenses was approximately $6.5 million, $5.9 million, and $4.7 million for the fiscal years ended January 31, 2021, 2020, and 2019 respectively. The expected annual amortization expense related to these software licenses as of January 31, 2021 is as follows:

As of
January 31, 2021
Fiscal Year	(in thousands)
2022	$5,926
2023	6,269
2024	2,408
2025	—
2026	—
Thereafter	—
Total future amortization expenses:	$14,603

There were no intangible asset impairments for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

6. Goodwill

On June 25, 2015, the Company completed the acquisition of VisLab, a privately-held Italian company that develops computer vision and intelligent control systems for automotive and other commercial applications, including advanced driver assistance systems and several generations of autonomous vehicle driving systems, for $30.0 million in cash. As a result, there was $25.3 million attributed to goodwill, $4.1 million attributed to intangible assets and $0.6 million attributed to net assets acquired. A deferred tax liability of $1.3 million related to the intangible assets was recorded to account for the difference between financial reporting and tax basis at the acquisition date, with an addition to goodwill. The Company does not amortize goodwill. There were no goodwill impairments for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities at January 31, 2021 and 2020 consisted of the following:

	As of January 31,
	2021	2020
	(in thousands)
Accrued employee compensation	$18,105	$16,874
Accrued rebates	391	54
Accrued product development costs	21,157	10,885
Software license liabilities, current	5,582	4,388
Other accrued liabilities	2,891	2,769
Total accrued and other current liabilities	$48,126	$34,970

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

In August 2019, the Company also signed a separate lease for additional space for its U.S. office for a period of 56 months beginning from January 1, 2021 through August 31, 2025. In October 2020, the expansion premise lease agreement was amended to allow the Company to access the additional space one month early starting from the December 1, 2020.  The Company recorded an increase to the operating lease right-of-use assets and corresponding operating lease liabilities by approximately $1.6 million, respectively, in the consolidated balance sheet upon commencement date on December 1, 2020.

In August 2019, VisLab, a wholly-owned subsidiary, was granted a land lease for 35 years with an obligation to construct a building on the land in line with architectural requirements from the lessor in Parma, Italy (“Parma lease”). The Company will be responsible for the costs of construction and occupy the building after completion of construction for the remainder of the lease term. At the end of the lease, the land together with the building and all of the improvements will revert to the lessor. The Parma lease will be recorded in the balance sheet upon completion of the building construction, which is expected to be two years after the lease inception date. Any payments made prior to completion of construction will be recorded as prepayments of the lease in other non-current assets in the consolidated balance sheets. There have been no payments made for the fiscal year ended January 31, 2021. The total estimated future undiscounted cash payments are approximately $2.2 million, of which $1.8 million will be paid in the construction phase and the remaining balance of $0.4 million will be paid over the remainder of the lease term.

For the fiscal year ended January 31, 2021 and January 31, 2020, the Company recorded approximately $3.0 million of operating lease expense under ASC 842. Approximately $4.6 million of operating lease expense was recorded for the fiscal year ended January 31, 2019 under ASC 840. The Company's short-term leases and finance leases are immaterial as of January 31, 2021.

Supplemental cash flow information related to leases is as follows:

Year Ended
January 31, 2021
(in thousands)
Cash paid for operating leases included in operating cash flows	$2,416
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$348
Leased assets obtained in exchange for operating lease liabilities arising from lease modifications	$2,440

As of January 31, 2021, the weighted average remaining lease term is 4.32 years, and the weighted average discount rate is 4.11 percent. Future minimum lease payments for the lease liabilities, excluding the Parma lease described above, are as follows:

As of
January 31, 2021
Fiscal Year	(in thousands)
2022	$3,217
2023	2,315
2024	2,095
2025	2,153
2026	1,171
Thereafter	277
Total future annual minimum lease payments	11,228
Less: interest	(792)
Total lease liabilities	$10,436

9. Other Long-Term Liabilities

Other long-term liabilities at January 31, 2021 and 2020 consisted of the following:

	As of January 31,
	2021	2020
	(in thousands)
Unrecognized tax benefits, including interest	$8,966	$8,261
Deferred tax liabilities, non-current	1,288	1,288
Software license liabilities, non-current	6,259	8,159
Other long-term liabilities	299	68
Total other long-term liabilities	$16,812	$17,776

10. Capital Stock

Preference shares

After completion of the Company’s initial public offering, or IPO in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of January 31, 2021 and 2020, respectively.

Ordinary shares

As of January 31, 2021 and January 31, 2020, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of January 31,
	2021	2020
Shares reserved for options, restricted stock and restricted stock units	5,981,741	6,045,108
Shares reserved for employee stock purchase plan	2,299,143	2,059,504

Shares repurchased

On May 29, 2019, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s ordinary shares commencing immediately through June 30, 2020. On March 16, 2020, the Company repurchased a total of 25,719 shares for approximately $1.0 million in cash. On May 29, 2020, the Board approved an extension of this program for an additional twelve months, ending June 30, 2021. Since the inception of the repurchase programs in June 2016, a total of $275.0 million has been authorized and a total of 4,011,595 shares have been repurchased for approximately $175.8 million in cash. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. As of January 31, 2021, there was $49.0 million available for repurchases under the repurchase program through June 30, 2021.

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

In the first quarter of fiscal year 2021 and 2020, the Company added 1,521,252 and 1,453,659 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the EIP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

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

In the first quarter of fiscal year 2021 and 2020, the Company added 422,570 and 403,794 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Stock-based compensation:
Cost of revenue	$1,328	$1,184	$1,261
Research and development	42,903	41,842	37,432
Selling, general and administrative	25,903	23,845	22,119
Total stock-based compensation	$70,134	$66,871	$60,812

For the twelve months ended January 31, 2021, approximately $4.4 million of stock-based compensation expense was accrued in accrued and other current liabilities in the consolidated balance sheets. As of January 31, 2021, total unrecognized compensation cost related to unvested stock options was $3.1 million and is expected to be recognized over a weighted-average period of 2.40 years. Total unrecognized compensation cost related to unvested restricted stock units was $123.9 million and is expected to be recognized over a weighted-average period of 2.35 years. The restricted stock awards were fully vested as of January 31, 2021.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
Stock Options:
Volatility	52%	52%	54%
Risk-free interest rate	0.52%	1.82%	2.77%
Expected term (years)	5.78	6.01	5.41
Dividend yield	0%	0%	0%
Employee stock purchase plan awards:
Volatility	59%	47%	45%
Risk-free interest rate	0.21%	2.23%	2.15%
Expected term (years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%

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

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2018	1,611,344	$24.56
Granted	116,600	42.73	$21.75
Exercised	(232,205)	5.54		$8,867
Forfeited	(20,974)	53.50
Expired	(15,701)	54.35
Outstanding at January 31, 2019	1,459,064	28.31
Granted	66,850	50.56	$25.35
Exercised	(366,886)	15.52		$13,263
Forfeited	(14,931)	46.29
Expired	(19,451)	64.53
Outstanding at January 31, 2020	1,124,646	32.93
Granted	51,200	59.54	$28.37
Exercised	(421,736)	24.52		$19,401
Forfeited	(11,618)	46.69
Expired	(23,349)	70.11
Outstanding at January 31, 2021	719,143	$38.33			4.42	$40,358
Exercisable at January 31, 2021	592,729	$35.27			3.56	$35,092

 The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s stock was $94.36 on January 29, 2021, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s stock on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2018	2,103,281	$56.45
Granted	1,367,751	40.03
Vested	(994,500)	53.27
Forfeited	(81,016)	53.57
Unvested at January 31, 2019	2,395,516	48.49
Granted	1,329,288	54.54
Vested	(1,012,581)	51.24
Forfeited	(94,957)	54.26
Unvested at January 31, 2020	2,617,266	50.30
Granted	1,499,203	53.45
Vested	(1,162,883)	50.53
Forfeited	(81,785)	54.48
Unvested at January 31, 2021	2,871,801	$51.73

Total fair value as of the respective vesting dates of restricted stock and restricted stock units vested for the fiscal years ended January 31, 2021, 2020 and 2019 was approximately $69.0 million, $52.1 million, and $42.9 million, respectively. As of January 31, 2021, the aggregate intrinsic value of unvested restricted stock units was $271.0 million.

12. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(59,786)	$(44,792)	$(30,447)
Denominator:
Weighted-average ordinary shares - basic	34,679,717	33,083,562	32,713,606
Weighted-average ordinary shares - diluted	34,679,717	33,083,562	32,713,606
Net loss per ordinary share:
Basic	$(1.72)	$(1.35)	$(0.93)
Diluted	$(1.72)	$(1.35)	$(0.93)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2021	2020	2019
Options to purchase ordinary shares	660,025	913,678	1,190,607
Restricted stock and restricted stock units	1,440,176	1,139,269	1,522,903
Employee stock purchase plan	27,789	8,530	26,831
	2,127,990	2,061,477	2,740,341

13. Income Taxes

Loss before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
U.S. operations	$8	$845	$1,381
Non-U.S. operations	(57,311)	(42,473)	(35,933)
Loss before income taxes	$(57,303)	$(41,628)	$(34,552)

Income tax provision (benefit) consisted of the following for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Current:
U.S. federal tax	$1,705	$1,440	$1,290
U.S. state taxes	256	3	2
Non-U.S. foreign taxes	1,019	1,540	1,561
	2,980	2,983	2,853
Deferred:
U.S. federal tax	(432)	182	(7,077)
U.S. state taxes	—	—	—
Non-U.S. foreign taxes	(65)	(1)	119
	(497)	181	(6,958)
Provision (benefit) for income taxes	$2,483	$3,164	$(4,105)

The Company consists of a Cayman Islands parent company with various foreign and U.S. Subsidiaries. Effective December 31, 2019, the Company has structured its activities to comply with the International Tax Co-Operation (Economic Substance) Law, 2018 in the Cayman Islands. As part of the new structure, the Company is the general partner of a Canadian limited partnership, the ultimate beneficial owner, and is allocated all of the earnings of the partnership. The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. Under the current laws of the Cayman Islands, the Company is not subject to tax on its income. For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, a notional U.S. 21% rate is applied to pretax income (loss) as a result of the following for the periods indicated, respectively:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Provision at U.S. notional statutory rate	$(12,034)	$(8,742)	$(7,256)
U.S. state taxes	212	3	2
Non-U.S. foreign tax differential	12,989	10,458	9,226
Stock-based compensation	4,943	4,172	4,715
U.S. R&D credit	(3,928)	(3,109)	(2,770)
Valuation allowance	—	—	(7,990)
Other	301	382	(32)
Provision (benefit) for income taxes	$2,483	$3,164	$(4,105)

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), P.L. 116-136, was passed into law, amending portions of certain relevant US tax laws. The CARES Act includes a number of federal income tax law changes, including, but not limited to: 1) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, 2) accelerating alternative minimum tax credit refunds, 3) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and 4) providing a technical correction for depreciation related to qualified improvement property. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers, and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020. The Company evaluated the impact of the CARES Act and does not expect it will have a material impact on the Company’s condensed consolidated financial statements.

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2021 and 2020 were as follows:

	As of January 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Federal and state credits	$24,394	$21,275
Expenses not currently deductible	939	593
Operating lease liabilities	2,144	2,023
Stock-based compensation	3,349	3,203
Foreign deferred	184	132
Gross deferred tax assets	31,010	27,226
Valuation allowance	(17,962)	(14,670)
Total deferred tax assets	$13,048	$12,556
Deferred tax liabilities
Property and equipment	(1,443)	(1,469)
Operating lease assets	(1,978)	(1,974)
Net deferred tax assets	$9,627	$9,113

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additional	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2021	$14,670	3,292	—	—	$17,962
Year ended January 31, 2020	$12,526	2,144	—	—	$14,670
Year ended January 31, 2019	$18,538	1,978	—	(7,990)	$12,526

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, Italy and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2021 would be $12.4 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $85.1 million at January 31, 2021.

As of January 31, 2021 and 2020, the Company had deferred tax assets (net of deferred tax liabilities) before valuation allowance, of $27.6 million and $23.8 million, respectively. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard.

The Company has $2.7 million of California net operating loss carryforwards as of January 31, 2021. The California net operating loss carryforwards begin to expire in fiscal year 2036, if not utilized. For financial statement purposes these carry forwards are offset by uncertain tax positions.

The Company also has Federal and California state research and development credit carryforwards of approximately $22.4 million and $27.1 million, respectively, at January 31, 2021. The Federal credits begin to expire in fiscal year 2035. The California credits can be carried forward indefinitely.

The Company reports its U.S. state deferred tax assets and related valuation allowance, net of the U.S federal tax rate of 21%. As of January 31, 2021, the Company has recorded a valuation allowance of $18.0 million against all of its U.S. state deferred tax assets due to uncertainty regarding the future utilization of these deferred tax assets.

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

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2021, the Company had approximately $27.3 million in unrecognized tax benefits, $21.4 million of which would affect the Company’s effective tax rate if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation recorded for state deferred tax assets. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Beginning balance:	$42,695	$37,531	$34,117
Additions based on tax positions related to the current year	3,360	4,964	3,922
Additions for tax positions of prior years	16	252	109
Reductions for tax positions in prior years	(12,483)	—	(552)
Settlements for prior periods	(6,087)	—	—
Lapse of applicable statute of limitations	(245)	(52)	(65)
Ending balance:	$27,256	$42,695	$37,531

The Company classified $7.9 million and $7.5 million of income tax liabilities as other long-term liabilities as of January 31, 2021 and 2020, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded $283,000 and $358,000 and $263,000 of interest expense and penalties related to uncertain tax positions for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. The Company recorded noncurrent liabilities of $1,043,000 and $760,000 related to interest and penalties for uncertain tax positions at January 31, 2021 and 2020, respectively.

The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state and foreign jurisdictions. The Internal Revenue Service is currently examining the Company’s U.S. federal income tax return for the fiscal year ended January 31, 2017. The tax years 2013 to 2020 remain open to examination by U.S. federal tax authorities. The tax years 2009 to 2020 remain open to examination by U.S. state tax authorities. The tax years 2015 to 2020 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. During the fiscal year ended January 31, 2021, the gross amount of unrecognized tax benefits decreased by $15.4 million to $27.3 million. The decrease was primarily due to changes to our uncertain tax positions from adjustments arising from tax return filings based on our ongoing exam with the Internal Revenue Service. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

As of January 31, 2021, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $9.0 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

14. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable only upon the agreement between the Company and the third-party. As of January 31, 2021 and 2020, total manufacturing purchase commitments were approximately $48.2 million and $35.9 million, respectively.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of January 31, 2021 and 2020, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Taiwan	$139,327	$137,946	$132,199
Asia Pacific	57,270	66,867	66,981
Europe	9,415	11,134	18,244
North America other than United States	10,304	8,402	7,028
United States	6,674	4,383	3,316
Total revenue	$222,990	$228,732	$227,768

Substantially all of the Company’s property and equipment were located in the United States, Asia Pacific region and Europe. As of January 31, 2021, the net amount of these fixed assets located in these regions was approximate $2.0 million, $2.4 million and $1.1 million, respectively. As of January 31, 2020, the net amount of these fixed assets located in these regions was approximately $1.7 million, $2.8million and $1.1 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable for the fiscal year ended January 31, 2021 were Wintech and Chicony which accounted for approximately 63% and 16% of total revenue, respectively. For the fiscal year ended January 31, 2020, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony which accounted for approximately 60% and 18% of total revenue, respectively. For the fiscal year ended January 31, 2019, the customers representing 10% or more of revenue and accounts receivables were Wintech and Chicony which accounted for approximately 58% and 16% of total revenue, respectively. Accounts receivable from Wintech and Chicony accounted for approximately $12.0 million and $8.6 million as of January 31, 2021, respectively. Accounts receivable from Wintech and Chicony accounted for approximately $3.8 million and $10.8 million as of January 31, 2020, respectively.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBITS INDEX

Exhibit Number	Description

2.1(1)

Quota Purchase Agreement, dated as of June 25, 2015, by and among the Registrant, the University of Parma, Alberto Broggi, Massimo Bertozzi, Paolo Grisler, Pietro Cerri, Rean Fedriga, Paolo Medici, Luca Bombini, Stefano Cattani, Mirko Felisa, Pier Paolo Porta, and Paolo Zani.

3.1(2)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of Ambarella, Inc.

4.1(11)	Description of Share Capital of Ambarella, Inc.

10.1.1(2)*	Amended and Restated 2004 Stock Plan

10.1.2(3)*	Form of Stock Option Agreement under Amended and Restated 2004 Stock Plan

10.1.3(2)*	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2004 Stock Plan

10.2.1(4)*	Amended and Restated 2012 Equity Incentive Plan

10.2.2(2)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(2)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.4(2)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.2.5(4)*	Form of Performance-Based Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.3(1)*	Amended and Restated 2012 Employee Stock Purchase Plan

10.4(2)*	Form of Indemnification Agreement

10.5(7)*	Offer Letter entered into by Ambarella Corp. with Kevin C. “Casey” Eichler dated July 26, 2018

10.6.1(3)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.6.2(7)*

Form of Amended and Restated Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.7.7(8)*	Description of Executive Bonus Plan for Fiscal Year 2020
10.7.8(12)*	Description of Executive Bonus Plan for Fiscal Year 2021
10.8.1(5)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(5)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(6)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.4(1)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.5(9)	Amendment to the Sales Representative Agreement dated June 1, 2019 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.9.1(10)	Standard Lease between Ambarella Corporation and The Realty Associates Fund XI Portfolio, L.P., dated as of August 8, 2019

21.1(11)	List of subsidiaries of Ambarella, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, has been formatted in Inline XBRL and included in Exhibit 101

(1)	Incorporated by reference to the Form 10-Q filed on September 8, 2015.
(2)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 13, 2012.
(3)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(4)	Incorporated by reference to the Form 10-K filed on March 30, 2017.
(5)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(6)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on October 5, 2012.
(7)	Incorporated by reference to the Form 10-Q filed on September 7, 2018.
(8)	Incorporated by reference to the Form 8-K filed on March 6, 2019.
(9)	Incorporated by reference to the Form 10-Q filed on September 6, 2019.
(10)	Incorporated by reference to the Form 10-Q filed on December 6, 2019.
(11)	Incorporated by reference to the Form 10-K filed on March 27, 2020.
(12)	Incorporated by reference to the Form 8-K filed on March 4, 2021.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2021.

Signature	Title

/s/ Feng-Ming Wang	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
Feng-Ming Wang

/s/ Kevin C. Eichler	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin C. Eichler

/s/ Leslie D. Kohn	Chief Technical Officer and Director
Leslie D. Kohn

/s/ Chenming C. Hu	Director
Chenming C. Hu

/s/ Christopher B. Paisley	Director
Christopher B. Paisley

/s/ D. Jeffrey Richardson	Director
D. Jeffrey Richardson

/s/ Hsiao-Wuen Hon	Director
Hsiao-Wuen Hon

/s/ Andrew W. Verhalen	Director
Andrew W. Verhalen

/s/ Teresa H Meng	Director
Teresa H Meng

/s/ Elizabeth M. Schwarting	Director
Elizabeth M. Schwarting