Form 10-Q
period 2021-04-30
AMBARELLA INC
filed 2021-06-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

The number of ordinary shares of the Registrant outstanding as of June 1, 2021 was 36,278,551 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	April 30,	January 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$227,509	$241,274
Marketable debt securities	208,020	199,434
Accounts receivable, net	34,528	24,974
Inventories	33,120	26,081
Restricted cash	10	10
Prepaid expenses and other current assets	5,361	5,531
Total current assets	508,548	497,304
Property and equipment, net	6,308	5,530
Deferred tax assets, non-current	10,481	10,914
Intangible assets, net	17,291	18,703
Operating lease right-of-use assets, net	10,775	9,659
Goodwill	26,601	26,601
Other non-current assets	4,634	4,569
Total assets	$584,638	$573,280
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	20,644	21,124
Accrued and other current liabilities	44,897	48,126
Operating lease liabilities, current	2,992	2,911
Income taxes payable	700	962
Deferred revenue, current	770	844
Total current liabilities	70,003	73,967
Operating lease liabilities, non-current	8,475	7,525
Other long-term liabilities	14,866	16,812
Total liabilities	93,344	98,304
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2021 and January 31, 2021, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at April 30, 2021 and January 31, 2021, respectively; 36,273,343 shares issued and outstanding at April 30, 2021; 35,547,440 shares issued and outstanding at January 31, 2021	16	16
Additional paid-in capital	375,021	347,458
Accumulated other comprehensive income	792	1,219
Retained earnings	115,465	126,283
Total shareholders’ equity	491,294	474,976
Total liabilities and shareholders' equity	$584,638	$573,280

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue	$70,133	$54,645
Cost of revenue	26,368	22,625
Gross profit	43,765	32,020
Operating expenses:
Research and development	37,874	34,200
Selling, general and administrative	16,027	13,435
Total operating expenses	53,901	47,635
Loss from operations	(10,136)	(15,615)
Other income, net	593	1,278
Loss before income taxes	(9,543)	(14,337)
Provision for income taxes	1,275	1,126
Net loss	$(10,818)	$(15,463)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.30)	$(0.45)
Diluted	$(0.30)	$(0.45)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	35,940,304	34,080,330
Diluted	35,940,304	34,080,330

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended April 30,
	2021	2020
Net loss	$(10,818)	$(15,463)
Other comprehensive loss, net of tax:
Net unrealized losses on investments	(427)	(363)
Other comprehensive loss, net of tax	(427)	(363)
Comprehensive loss	$(11,245)	$(15,826)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2021	35,547,440	$16	$347,458	$1,219	$126,283	$474,976
Issuance of shares through employee equity incentive plan	643,120	—	6,741	—	—	6,741
Issuance of shares through employee stock purchase plan	82,783	—	3,694	—	—	3,694
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	17,128	—	—	17,128
Net unrealized losses on investments - net of tax	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	(10,818)	(10,818)
Balance--April 30, 2021	36,273,343	$16	$375,021	$792	$115,465	$491,294

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2020	33,805,609	$15	$261,220	$768	$186,069	$448,072
Issuance of shares through employee equity incentive plan	478,643	—	6,463	—	—	6,463
Issuance of shares through employee stock purchase plan	83,564	—	2,660	—	—	2,660
Stock repurchase	(25,719)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,214	—	—	15,214
Net unrealized losses on investments - net of tax	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(15,463)	(15,463)
Balance--April 30, 2020	34,342,097	$15	$284,557	$405	$170,606	$455,583

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,818)	$(15,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,883	2,872
Amortization (accretion) of premium (discount) on marketable debt securities, net	417	10
Stock-based compensation	18,842	16,036
Deferred income taxes	433	457
Other non-cash items, net	(190)	(38)
Changes in operating assets and liabilities:
Accounts receivable	(9,554)	(2,197)
Inventories	(7,039)	1,014
Prepaid expenses and other current assets	161	193
Other non-current assets	(65)	351
Accounts payable	(480)	5,679
Accrued and other current liabilities	1,969	(1,343)
Income taxes payable	(262)	58
Deferred revenue	(74)	101
Operating lease liabilities	(856)	(689)
Other long-term liabilities	86	598
Net cash provided by (used in) operating activities	(4,547)	7,639
Cash flows from investing activities:
Purchase of investments	(57,117)	(49,077)
Sales of investments	18,609	13,601
Maturities of investments	29,232	33,740
Purchase of tangible and intangible assets	(1,954)	(428)
Net cash used in investing activities	(11,230)	(2,164)
Cash flows from financing activities:
Stock repurchase	—	(1,000)
Proceeds from exercise of stock options and employee stock purchase plan	3,893	1,912
Payment for intangible assets	(1,881)	(1,205)
Net cash provided by (used in) financing activities	2,012	(293)
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,765)	5,182
Cash, cash equivalents and restricted cash at beginning of period	241,284	231,412
Cash, cash equivalents and restricted cash at end of period	$227,519	$236,594
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,013	$370
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to tangible and intangible assets additions	$304	$67

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2021 fiscal year filed with the SEC on March 31, 2021 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) write down of excess and obsolete inventories; (ii) the estimated useful lives of long-lived assets; (iii) the valuation of stock-based compensation awards and financial instruments; (iv) the probability of performance objectives achievement; and (v) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The Company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments, assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

The Company also assessed the impacts of COVID-19 on the above accounting matters as of April 30, 2021 and through the date of this report. While it is difficult to quantify the impact of COVID-19, the future magnitude and duration of COVID-19, as well as other associated factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods.

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

Financial Instruments

The Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments in fiscal year 2021. As a result, the Company recognizes credit losses based on a forward-looking current expected credit losses (CECL) model, including accounts receivable. The Company’s accounts receivable are recorded at invoiced amount less an allowance for any potentially uncollectible amounts. Accordingly, the Company makes estimates of expected credit losses for the allowance for doubtful accounts based upon its assessment of various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers.

The Company considers all highly liquid debt security investments with original maturities of less than three months at the time of purchase to be cash equivalents. Debt security investments that are highly liquid with original maturities at the time of purchase greater than three months are considered marketable debt securities. The Company classifies these investments as “available-for-sale” (AFS) securities. The Company estimates the expected losses whenever a security’s fair value is below its amortized cost basis. The expected loss is computed at an individual security level using the discounted cash flow method with the effective interest rate on the purchase date. In the determination of credit-related losses, the Company excludes securities with zero loss expectation such as assets backed by government agencies. There are various factors considered in its assessment of credit-related losses, including the extent to which the fair value is less than the amortized cost basis, adverse conditions related to an industry or an underlying loan obligator, the payment structure of the security, changes to the rating of the security and other factors that may affect the security credit. The credit-related portion of the loss is recognized in Other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in Accumulated other comprehensive income in the condensed consolidated balance sheets. The credit-related losses from the financial instruments were not material for the three months ended April 30, 2021 and 2020, respectively, and the associated allowance amounts were not material as of April 30, 2021 and January 31, 2021, respectively.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of April 30, 2021 and January 31, 2021, restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	April 30, 2021	January 31, 2021	April 30, 2020	January 31, 2020
	(in thousands)
Cash and cash equivalents	$227,509	$241,274	$236,585	$231,403
Restricted cash	10	10	9	9
Total as presented in the condensed consolidated statements of cash flows	$227,519	$241,284	$236,594	$231,412

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three months ended April 30, 2021 and 2020, respectively.

Software Licenses

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

The Company expenses the cost of purchased software that is to be sold, leased or otherwise marketed as part of a product until the technological feasibility of the product has been established or where the software has an alternative future use. Once the technological feasibility of the product, to be externally marketed, has been established or where the software has an alternative future use, the Company capitalizes the cost of purchased software until the associated product is available for general release to customers, at which point the capitalized cost is amortized on a product by product basis over the remaining estimated economic life of the product.

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases in fiscal year 2020. As a result, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the practical expedient that does not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU and liability calculation if it is reasonably certain that the Company will exercise the option. The Company's finance leases were immaterial as of April 30, 2021 and January 31, 2021, respectively.

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when control of its goods and services is transferred to its customers. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three months ended April 30, 2021 and 2020, respectively.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to satisfied but unbilled performance obligations associated with its engineering service agreements at the reporting date. As of April 30, 2021 and January 31, 2021, the contract assets for these unbilled receivables were not material. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the three months ended April 30, 2021 and 2020, the Company did not recognize any material revenue adjustment, respectively, related to performance obligations satisfied in prior periods released from this deferred revenue. As of April 30, 2021 and January 31, 2021, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of April 30, 2021 and January 31, 2021, respectively. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to an original expected contract duration of one year or less and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment and tools and allocation of facility costs, net of any research and development grants. As of April 30, 2021, there was approximately $1.4 million of grants recorded in prepaid expenses and other current assets and approximately $1.6 million of grants recorded in other non-current assets in the condensed consolidated balance sheets.

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

Net Income (Loss) Per Ordinary Share

Basic earnings (losses) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings (losses) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period increased to include the number of additional ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings (losses) per share by application of the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains or losses, net from available-for-sale securities that are excluded from net income (loss).

Recent Accounting Pronouncements

None.

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

	As of April 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$2,342	$—	$—	$2,342
Commercial paper	64,978	—	—	64,978
Corporate bonds	99,950	665	(31)	100,584
Asset-backed securities	17,000	105	(7)	17,098
U.S. government securities	29,799	62	(2)	29,859
Total cash equivalents and marketable debt securities	$214,069	$832	$(40)	$214,861

	As of January 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$171	$—	$—	$171
Commercial paper	66,181	—	—	66,181
Corporate bonds	102,108	980	(7)	103,081
Asset-backed securities	15,740	164	—	15,904
U.S. government securities	29,383	82	—	29,465
Total cash equivalents and marketable debt securities	$213,583	$1,226	$(7)	$214,802

          As of April 30, 2021, there were no debt securities with unrealized losses for more than twelve months.

	As of
	April 30, 2021	January 31, 2021
	(in thousands)
Included in cash equivalents	$6,841	$15,368
Included in marketable debt securities	208,020	199,434
Total cash equivalents and marketable debt securities	$214,861	$214,802

The contractual maturities of the investments at April 30, 2021 and January 31, 2021 were as follows:

	As of
	April 30, 2021	January 31, 2021
	(in thousands)
Due within one year	$134,814	$135,899
Due within one to three years	80,047	78,903
Total cash equivalents and marketable debt securities	$214,861	$214,802

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income in the condensed consolidated balance sheets. The credit-related losses were not material for the three months ended April 30, 2021, and 2020, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of April 30, 2021 and January 31, 2021, respectively:

	As of April 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$2,342	$2,342	$—	$—
Commercial paper	64,978	—	64,978	—
Corporate bonds	100,584	—	100,584	—
Asset-backed securities	17,098	—	17,098	—
U.S. government securities	29,859	—	29,859	—
Total cash equivalents and marketable debt securities	$214,861	$2,342	$212,519	$—

	As of January 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$171	$171	$—	$—
Commercial paper	66,181	—	66,181	—
Corporate bonds	103,081	—	103,081	—
Asset-backed securities	15,904	—	15,904	—
U.S. government securities	29,465	—	29,465	—
Total cash equivalents and marketable debt securities	$214,802	$171	$214,631	$—

3. Inventories

Inventories at April 30, 2021 and January 31, 2021 consisted of the following:

	As of
	April 30, 2021	January 31, 2021
	(in thousands)
Work-in-progress	$24,497	$18,219
Finished goods	8,623	7,862
Total	$33,120	$26,081

4. Property and Equipment, Net

Depreciation expense was approximately $0.6 million and $0.7 million for the three months ended April 30, 2021 and 2020, respectively. Property and equipment at April 30, 2021 and January 31, 2021 consisted of the following:

	As of
	April 30, 2021	January 31, 2021
	(in thousands)
Computer equipment and software	$12,287	$11,525
Machinery and equipment	7,033	6,946
Furniture and fixtures	969	969
Leasehold improvements	2,269	2,237
Construction in progress	804	331
	23,362	22,008
Less: accumulated depreciation and amortization	(17,054)	(16,478)
Total property and equipment, net	$6,308	$5,530

5. Intangible Assets, Net

The intangible assets primarily consist of $4.1 million of in-process research and development (“IPR&D”) from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $13.2 million of software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. Once research and development efforts are completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of April 30, 2021, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of April 30, 2021, $5.6 million was recorded in accrued and other current liabilities and $4.2 million was recorded in other long-term liabilities in the condensed consolidated balance sheets. The carrying amounts of intangible assets as of April 30, 2021 and January 31, 2021 were as follows:

	As of April 30, 2021			As of January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Software licenses	21,125	(7,934)	13,191	21,043	(6,440)	14,603
Total acquired intangible assets	$25,225	$(7,934)	$17,291	$25,143	$(6,440)	$18,703

The amortization expense related to the software licenses was approximately $1.5 million and $1.5 million for the three months ended April 30, 2021 and 2020, respectively. The expected future amortization expense related to these software licenses as of April 30, 2021 is as follows:

As of
April 30, 2021
Fiscal Year	(in thousands)
2022 (9 months remaining)	$4,409
2023	6,298
2024	2,484
2025	—
2026	—
Thereafter	—
Total future amortization expenses:	$13,191

IPR&D is required to be tested for impairment at least annually in the fourth fiscal quarter or sooner whenever events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the three months ended April 30, 2021 and 2020, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at April 30, 2021 and January 31, 2021 consisted of the following:

	As of
	April 30, 2021	January 31, 2021
	(in thousands)
Accrued employee compensation	$13,049	$18,105
Accrued rebates	621	391
Accrued product development costs	22,354	21,157
Software license liabilities, current	5,596	5,582
Other accrued liabilities	3,277	2,891
Total accrued and other current liabilities	$44,897	$48,126

The decrease in employee compensation liabilities was primarily due to $6.7 million of annual bonus paid in March 2021, of which $2.1 million was paid in cash and $4.6 million was settled with restricted stock units.

7. Leases

The Company has entered into various operating leases for its worldwide office facilities. During the three months ended April 30, 2021, the Company extended its Shanghai office lease for an additional three years beginning December 1, 2021 to November 30, 2024. The Company accounted for this extension as a lease modification and recorded an increase to the operating lease right-of-use assets and corresponding operating lease liabilities of approximately $1.7 million, respectively, in the condensed consolidated balance sheets. The Company also signed a separate lease for additional space for its Shanghai office for a period of 40 months starting from August 1, 2021 through November 30, 2024 and will record an operating lease right-of-use asset and corresponding operating lease liability in the condensed consolidated balance sheets upon commencement on August 1, 2021. The total estimated future undiscounted cash payments for this additional lease are approximately $1.7 million.

The operating lease expense was approximately $0.8 million and $0.7 million for the three months ended April 30, 2021 and 2020, respectively. The Company's short-term leases and finance leases were not material as of April 30, 2021 and January 31, 2021, respectively.

Supplemental cash flow information related to leases is as follows:

Three Months Ended
April 30, 2021
(in thousands)
Cash paid for operating leases included in operating cash flows	$856
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$89
Leased assets obtained in exchange for operating lease liabilities arising from lease modifications	$1,687

As of April 30, 2021, the weighted average remaining lease term is 4.20 years, and the weighted average discount rate is 3.82 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
April 30, 2021
Fiscal Year	(in thousands)
2022 (9 months remaining)	$2,559
2023	2,918
2024	2,698
2025	2,625
2026	1,180
Thereafter	278
Total future annual minimum lease payments	12,258
Less: interest	(791)
Total lease liabilities	$11,467

8. Other Long-Term Liabilities

Other long-term liabilities at April 30, 2021 and January 31, 2021 consisted of the following:

	As of
	April 30, 2021	January 31, 2021
	(in thousands)
Unrecognized tax benefits, including interest	$9,052	$8,966
Deferred tax liabilities, non-current	1,287	1,288
Software license liabilities, non-current	4,226	6,259
Other long-term liabilities	301	299
Total other long-term liabilities	$14,866	$16,812

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively.

Ordinary shares

As of April 30, 2021 and January 31, 2021, a total of 200,000,000 ordinary shares were authorized.

For the three months ended April 30, 2021, the Company added 1,599,634 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 Equity Incentive Plan, or EIP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the EIP is automatically increased by a number equal to the lesser of (i) 3,500,000 ordinary shares, (ii) four and one half percent (4.5%) of the aggregate number of ordinary shares outstanding on January 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the Company’s Board of Directors.

For the three months ended April 30, 2021, the Company added 444,343 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2021 and January 31, 2021, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	April 30, 2021	January 31, 2021
Shares reserved for options, restricted stock and restricted stock units under EIP	6,938,255	5,981,741
Shares reserved for ESPP	2,660,703	2,299,143

Shares repurchased

         On May 29, 2019, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s ordinary shares through June 30, 2020. On March 16, 2020, the Company repurchased a total of 25,719 shares for approximately $1.0 million in cash. On May 29, 2020, the Board approved an extension of this program for an additional twelve months ending June 30, 2021. There were no ordinary shares repurchased in the three months ended April 30, 2021. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. As of April 30, 2021, there was approximately $49.0 million available for repurchases under the repurchase program through June 30, 2021.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Stock-based compensation:
Cost of revenue	$323	$297
Research and development	11,194	9,896
Selling, general and administrative	7,325	5,843
Total stock-based compensation	$18,842	$16,036

During the three months ended April 30, 2021, approximately $1.7 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. As of April 30, 2021, total unrecognized compensation cost related to unvested stock options was $3.3 million and is expected to be recognized over a weighted-average period of 2.41 years. Total unrecognized compensation cost related to unvested restricted stock units was $139.2 million and is expected to be recognized over a weighted-average period of 2.31 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2021	2020
Stock Options:
Volatility	51%	50%
Risk-free interest rate	0.99%	0.74%
Expected term (years)	5.3	5.89
Dividend yield	0%	0%
Employee stock purchase plan awards:
Volatility	61%	61%
Risk-free interest rate	0.06%	0.29%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2021	719,143	$38.33
Granted	13,100	111.51	$51.10
Exercised	(77,403)	27.77		$6,363
Forfeited	(3,131)	55.43
Expired	—	—
Outstanding at April 30, 2021	651,709	40.98			4.46	$37,040
Exercisable at April 30, 2021	531,761	$36.80			3.56	$32,298

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on April 30, 2021 was $97.49, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes the restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2021	2,871,801	$51.73
Granted	325,866	107.62
Vested	(565,717)	51.63
Forfeited	(11,974)	60.25
Unvested at April 30, 2021	2,619,976	$58.67

As of April 30, 2021, the aggregate intrinsic value of unvested restricted stock units was $255.4 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(10,818)	$(15,463)
Denominator:
Weighted-average ordinary shares - basic	35,940,304	34,080,330
Weighted-average ordinary shares - diluted	35,940,304	34,080,330
Net loss per ordinary share:
Basic	$(0.30)	$(0.45)
Diluted	$(0.30)	$(0.45)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2021	2020
Options to purchase ordinary shares	427,861	771,769
Restricted stock units	1,786,252	1,441,462
Employee stock purchase plan	22,870	31,092
	2,236,983	2,244,323

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Loss before income taxes	$(9,543)	$(14,337)
Provision for income taxes	1,275	1,126
Effective tax rate	(13.4)%	(7.9)%

The Company recorded an income tax provision of $1.3 million and $1.1 million for the three months ended April 30, 2021 and 2020, respectively. The increase in income tax expense was primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions, partially offset by a $3.4 million increase in the U.S. federal research tax credit as well as an increase in tax benefits from excess stock-based compensation deductions.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2021, the gross amount of unrecognized tax benefits was approximately $27.8 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. These purchase orders typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of April 30, 2021 and January 31, 2021, total manufacturing purchase commitments were approximately $67.6 million and $48.2 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. As of April 30, 2021, there was no material loss recognized in the condensed consolidated balance sheets from adverse purchase commitments.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of April 30, 2021 and January 31, 2021, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Taiwan	$44,587	$34,460
Asia Pacific	18,637	14,028
Europe	3,018	2,253
North America other than United States	2,690	2,673
United States	1,201	1,231
Total revenue	$70,133	$54,645

As of April 30, 2021, substantially all of the Company’s property and equipment, net, was located in the United States, Asia Pacific region and Europe with approximate net amounts of $2.4 million, $2.4 million and $1.5 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 63% and 16% of total revenue for the three months ended April 30, 2021, respectively. For the three months ended April 30, 2020, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 63% and 15% of total revenue, respectively. Accounts receivable with Wintech and Chicony were approximately $17.0 million and $11.3 million as of April 30, 2021, respectively.

15. Subsequent Events

         On May 29, 2019, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s ordinary shares through June 30, 2020. On May 29, 2020, the Board approved an extension of this program for an additional twelve months ending June 30, 2021. On May 25, 2021, the Board extended the repurchase program for another 12 months through June 30, 2022. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. As of June 7, 2021, there was approximately $49.0 million available for repurchases under the repurchase program through June 30, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2021 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2021 fiscal year filed with the Securities and Exchange Commission, or SEC, on March 31, 2021.

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

Overview

We are a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, or AI, processing, advanced image signal processing and high-resolution video compression. Since inception, we have primarily served human viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. In the last several years, our development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision, or CV, and our CV SoCs integrate our state-of-the-art video processor technology together with our recently developed deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of CV algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, terrain mapping, and face recognition. CVflow can process other sensor modalities including lidar and radar, and allows customers to differentiate their products by porting their own, or third party, neural networks and/or classical CV algorithms to our CVflow-based SoCs. Our SoC designs fully integrate AI, computer vision functionality, HD video processing, image processing, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These CV-based technologies are allowing us to address a broader range of markets and applications requiring AI video features, including IP security cameras, a variety of automotive cameras, consumer cameras, and industrial and robotic markets and applications. We anticipate that our CV technology will also enable us to capture more content per electronic system.

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

Financial Highlights and Trends

•

We recorded revenue of $70.1 million for the three months ended April 30, 2021, an increase of 28% as compared to the same period in the prior fiscal year. The increase in revenue was primarily attributable to higher revenue from the IP security, automotive and wearable camera markets. In the professional IP security camera market, despite lower demand from one of our largest China customers, continued growth elsewhere in the Asia and North America regions, together with increased demand from the Europe region, resulted in a significant revenue increase in this market. In the home IP security camera market, revenue growth continued to be led by the North America region. The increased revenue in the automotive markets, including both automotive OEM and aftermarket applications, was primarily due to a recovery in the automotive industry in the Asia region. For the three months ended April 30, 2021, demand for our CV-based solutions in the IP security camera and automotive OEM markets continued to grow. The increased revenue from the IP security, automotive and wearable camera markets was partially offset by decreased revenue in the consumer device markets, including aerial drone and sports camera markets.

•

We recorded an operating loss of $10.1 million for the three months ended April 30, 2021, as compared to an operating loss of $15.6 million for the three months ended April 30, 2020. The decreased operating loss was primarily due to increases in revenue and gross profit, partially offset by increased operating expenses. The increased operating expenses, mainly in support of new applications for the automotive markets as well as the development of computer vision-based solutions, related primarily to increased engineering headcount and stock-based compensation expenses, partially offset by decreased chip tape-out costs due to the timing, complexity and number of chips in development.

•

We incurred cash outflows from operating activities of $4.5 million for the three months ended April 30, 2021, as compared to cash inflows from operating activities of $7.6 million for the three months ended April 30, 2020. The decreased cash flows from operating activities were primarily due to increased inventory purchases associated with longer supply chain lead times, increased accounts receivable associated with the timing of sales and decreased liabilities due to the timing of payments to our suppliers. The decreased cash flows were partially offset by decreased net loss.

Factors Affecting Our Performance

Spread of COVID-19 Could Adversely Affect our Business in a Material Way. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of remote or work from home conditions in many of the locations where we have offices. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the remote or work from home conditions in any of our offices continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Similarly, while we have not yet experienced a major disruption in our supply chain as a result of the COVID-19 pandemic, we are experiencing significantly longer manufacturing times that, if they persist or worsen, could impact our ability to meet our customers’ demand for our solutions and negatively impact our revenue. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung Electronic Corporation’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. For example, Taiwan has recently experienced a significant rise in cases of COVID-19 that, if such conditions persist or worsen, could impact our third-party contractors’ ability to assemble, test and ship our products and negatively impair our operations and financial results. The pandemic may also impact our customers’ ability to manufacture their products, support their customers or reduce or delay demand for their products, which could, in turn, reduce such demand for our solutions. While we cannot quantify specific impacts of the COVID-19 pandemic or actions taken by governments and businesses in response thereto, our results of operations and financial condition may be negatively affected if we encounter significant supply chain problems, reductions in demand due to our customers or end customers having problems, or other unexpected COVID-19 ramifications.

Ability to Capitalize on AI and Computer Vision Trends. We expect that AI and computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IP security, automotive, industrial and robotics, and certain consumer markets. As a result, we believe that our ability to develop advanced AI computer vision technology, enable and support customer product development in emerging applications, such as ADAS, advanced blind spot detection, object detection, classification and tracking, people recognition, retail analytics, and machine learning, and gain customer acceptance of our technology platform and solutions will be critical to our future success. Moreover, achieving design wins, particularly for computer vision-centric applications in the IP security, automotive, industrial and robotics markets, is vital to our ability to generate revenue growth. As such, we closely monitor design wins by customer and end market. However, a design win may not successfully materialize into revenue, and even if it does result in revenue, the amount generated by each design win can vary significantly.

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

Shifting Consumer Preferences. Our revenue is also subject to consumer preferences, regarding form factor and functionality, and how those preferences impact the video and image capture electronics that we support. For example, improved smartphone video capture capabilities led to the decline of video cameras aimed at the video and image capture market. The current video and image capture market is now characterized by a greater volume of more specialized video and image capture devices that are less likely to be replaced with smartphones, such as wearable, IP security, aerial drone and automotive cameras. This increasing specialization of video capture devices has changed our customer base and end markets and has impacted our revenue. In the future, we expect further changes will continue to impact our business performance in those markets.

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets and we developed technologies to provide solutions for new markets as they emerged, such as the sports camera, IP security, aerial drone and automotive video recorder camera markets. Since fiscal year 2018, the professional and consumer IP security camera markets and automotive markets, including the OEM and aftermarket video recorder market, have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that continued expansion into new markets is required to facilitate revenue growth and customer diversification. We have recently introduced solutions to address emerging applications and markets, such as the incorporation of AI and computer vision functionalities for AI-enabled security cameras, AI-based driving applications and industrial and robotics markets. While we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of end markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

Ability to Capitalize on Connectivity Trends. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We have added wireless communication functionality into our solutions for wearable, IP security, aerial drone and automotive video recorder cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable and aerial drone cameras allow consumers to quickly stream or upload video and images to social media platforms.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(dollars in thousands)
Revenue	$70,133	$54,645
Cost of revenue	26,368	22,625
Gross profit	43,765	32,020
Operating expenses:
Research and development	37,874	34,200
Selling, general and administrative	16,027	13,435
Total operating expenses	53,901	47,635
Loss from operations	(10,136)	(15,615)
Other income, net	593	1,278
Loss before income taxes	(9,543)	(14,337)
Provision for income taxes	1,275	1,126
Net loss	$(10,818)	$(15,463)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2021	2020
Revenue	100%	100%
Cost of revenue	38	41
Gross profit	62	59
Operating expenses:
Research and development	54	63
Selling, general and administrative	23	24
Total operating expenses	77	87
Loss from operations	(15)	(28)
Other income, net	1	2
Loss before income taxes	(14)	(26)
Provision for income taxes	1	2
Net loss	(15)%	(28)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IP security camera OEMs, IP security camera ODMs, OEM automotive or Tier-1 automotive suppliers, and consumer camera OEMs, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these camera markets, in particular the IP security and automotive video recorder markets, to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging AI and computer vision applications in the IP security camera, OEM automotive, industrial and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or Wintech, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

We have historically experienced seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being the higher revenue quarter. This fluctuation has been driven primarily by increased sales in IP security and consumer camera markets as our customers build inventories in preparation for the holiday shopping season. Our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

Comparison of the Three Months Ended April 30, 2021 and 2020

Revenue

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$70,133	$54,645	$15,488	28.3%

The increased revenue for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, was primarily attributable to higher revenue from the IP security, automotive and wearable camera markets. In the professional IP security camera market, despite lower demand from one of our largest China customers, continued growth elsewhere in the Asia and North America regions together with increased demand from the Europe region, resulted in a significant revenue increase in this market. In the home IP security camera market, revenue growth continued to be led by the North America region. The increased revenue in the automotive markets, including both automotive OEM and aftermarket applications, was primarily due to a recovery in the automotive industry in the Asia region. For the three months ended April 30, 2021, demand for our CV-based solutions in the IP security camera and automotive OEM markets continued to grow. The increased revenue from the IP security, automotive and wearable camera markets was partially offset by decreased revenue in the consumer device markets, including aerial drone and sports camera markets. Incorporation of our solutions into newly launched products from Shenzhen Dajiang Baiwang Technology Co., Ltd., or DJI, resulted in higher demand in the prior fiscal year but did not recur in the current fiscal period.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$26,368	$22,625	$3,743	16.5%
Gross profit	43,765	32,020	11,745	36.7%
Gross margin	62.4%	58.6%	—	3.8%

Cost of revenue increased for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, primarily due to increased revenue, partially offset by favorable product mix and sales from previously reserved inventory.

Gross margin increased for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, primarily due to gross margin improvement in the professional IP security camera market as a result of a customer concentration shift from the China region to the North America and Asia regions other than China.

Research and Development

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$37,874	$34,200	$3,674	10.7%

Research and development expense increased for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, primarily due to increased employee benefit expense. For the three months ended April 30, 2021, employee benefit expense increased by approximately $3.8 million as a result of issuance of stock awards, employee benefit programs and an increase in headcount. Our engineering headcount was 598 at April 30, 2021 compared to 564 at April 30, 2020. SoC development related cost was flat for the three months ended April 30, 2021 due to the timing, complexity and number of chips in development.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$16,027	$13,435	$2,592	19.3%

Selling, general and administrative expense increased for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, primarily due to approximately $2.7 million of additional employee benefit expense as a result of issuance of stock awards, employee benefit programs and an increase in headcount. Our selling, general and administrative headcount increased from 175 at April 30, 2020 to 187 at April 30, 2021 to support our business development in IP security, automotive OEM and robotics markets.

Other Income, Net

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income, net	$593	$1,278	$(685)	(53.6)%

The decrease in other income, net, for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, was primarily due to lower interest from our cash deposits and lower yields from our debt security investments.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,275	$1,126	$149	13.2%
Effective tax rate	(13.4)%	(7.9)%	—	(5.5)%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The increase in income tax expense for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, was primarily due to a decrease in the proportion of profits generated in lower-tax jurisdictions, partially offset by a $3.4 million increase in the U.S. federal research tax credit as well as an increase in tax benefits from excess stock-based compensation deductions.

Liquidity and Capital Resources

As of April 30, 2021 and January 31, 2021, we had cash, cash equivalents and marketable debt securities of approximately $435.5 million and $440.7 million, respectively.  We invest in highly liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of April 30, 2021, these securities had a fair value of approximately $214.9 million with immaterial unrealized losses caused by market fluctuations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$(4,547)	$7,639
Net cash used in investing activities	(11,230)	(2,164)
Net cash provided by (used in) financing activities	2,012	(293)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(13,765)	$5,182

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities increased for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, primarily due to increased inventory purchases associated with longer supply chain lead times, increased accounts receivable associated with the timing of sales and decreased liabilities due to the timing of payments to our suppliers. The decreased cash flows were partially offset by decreased net loss.

Net Cash Used in Investing Activities

Net cash used in investing activities increased for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, primarily due to approximately $8.0 million of additional investments in debt securities, as well as approximately $1.5 million of additional payments for tangible and intangible assets purchase, partially offset by approximately $0.5 million of net cash receipts from the sale and maturity of debt securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, primarily due to approximately $2.0 million of additional cash proceeds from option exercises and employee stock purchase withholding and $1.0 million of cash used for repurchasing our ordinary shares under the stock repurchase program for the three months ended April 30, 2020 but which did not recur in the current fiscal period. The increase was partially offset by approximately $0.7 million of additional payments for intangible assets.

Stock Repurchase Program

No ordinary shares were repurchased in the three months ended April 30, 2021. As of April 30, 2021, $49.0 million remained available for repurchases under the current repurchase program through June 30, 2021. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Operating and Capital Expenditure Requirements

As of April 30, 2021, we had cash, cash equivalents and marketable debt securities of approximately $435.5 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of April 30, 2021, we had purchase obligations with our independent contract manufacturers of $67.6 million.

Leases

We signed a separate lease for additional space for our Shanghai office for a period of 40 months starting from August 1, 2021 through November 30, 2024. The lease will be recorded as an operating right-of-use asset and corresponding operating lease liability in the balance sheet upon lease commencement on August 1, 2021. The total estimated future undiscounted cash payments for this additional lease are approximately $1.7 million.

Except as described above with respect to the manufacturing purchase obligations and lease, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 30, 2021, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2021 fiscal year filed with the SEC on March 31, 2021.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2021 and January 31, 2021, we had cash, cash equivalents and marketable debt securities totaling $435.5 million and $440.7 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Foreign Currency Risk

To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur operating expenses and hold assets and liabilities denominated in foreign currencies, principally the New Taiwan Dollar, the Chinese Yuan Renminbi and the Eurozone Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•

Shortages in, or increased costs of, wafers and materials could increase the manufacturing times for our products and adversely impact our ability to meet customer demand, reduce our gross margins and lead to reduced revenues.

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

The global COVID-19 pandemic has significantly affected the populations and businesses of many countries. Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have been causing, and are expected to continue to cause, disruption to our operations. We have had to impose remote or work from home conditions in many of our offices, including the United States, Italy, Japan, South Korea and Taiwan. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the remote or work from home conditions continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. In addition, we and our suppliers, third-party distributors and customers have been, and are expected to continue to be, disrupted by quarantines and restrictions on certain employees’ ability to perform their jobs, office closures or restrictions, disruptions to shipping infrastructure, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing activities or the operations of our suppliers, third-party distributors or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. Disruptions may also adversely affect our customers’ ability to manufacture their products, which in turn could reduce their demand for our products.  For example, Taiwan has recently experienced a significant rise in cases of COVID-19 that, if such conditions persist or worsen, could impact our third-party contractors’ ability to assemble, test and ship our products and negatively impair our operations and financial results. Moreover, the semiconductor industry in general is currently experiencing significant shortages of capacity, due in part to COVID-19, which has resulted in a lengthening of the manufacturing lead time for our products and could be impacting the normal forecasting and ordering patterns of our customers. In addition, the COVID-19 pandemic or other disease outbreaks will, in the short-term, and could over the longer term, adversely affect the economies and financial markets of many countries, resulting in an economic downturn or recession that could adversely affect demand for our products and impact our results of operations and financial condition. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict. Due to the constantly evolving global conditions, we are not able at this time to estimate the long-term effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

Shortages in, or increased costs of, wafers and materials could adversely impact our gross margins and lead to reduced revenues.

Worldwide manufacturing capacity for silicon wafers is relatively inelastic. If the demand for silicon wafers or assembly material exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. The semiconductor industry is currently experiencing significant shortages of manufacturing capacity, which has resulted in a lengthening of the manufacturing lead time for our products. If this capacity shortage continues for an extensive period of time, it could negatively impact our ability to meet our customer’s demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. In addition, silicon wafers constitute a material portion of our product cost. If we are unable to purchase wafers at favorable prices, our results of operations and financial condition will be adversely affected. It is also possible during this time of supply chain capacity shortage that customers may place orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results or operations and cash reserves.

Our primary inventory warehouse is located in Hong Kong and may be affected by continued political, social and economic conditions in Hong Kong.

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or logistic partners. BIS has imposed additional restrictions on exports and reexports of U.S.-controlled items to Hong Kong by removing preferential treatment that Hong Kong used to receive and imposing more stringent licensing requirements similar to those applicable to China. Hong Kong has experienced, and continues to experience, significant political unrest and social strife, including protests that resulted in the closing of the Hong Kong international airport on August 12, 2019 for two days. In response to national security legislation adopted by the Chinese government, the U.S. Secretary of State certified to the U.S. Congress on May 27, 2020 that Hong Kong no longer maintains a sufficient degree of autonomy from China to warrant special treatment by the U.S. While such certification does not have an immediate impact on Hong Kong for trade or other purposes, this action represents an escalation in political and trade tensions involving the U.S, China and Hong Kong. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, add additional parties to the Entity List, or reduce preferential treatment currently accorded to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners. While we are taking measures to attempt to maintain the continuity of our product delivery operations notwithstanding the impact on the use of our Hong Kong facility of the continued or deteriorating conditions in Hong Kong or other future unforeseen problems there, we cannot ensure that these measures will be successful in eliminating disruptions in our business.

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

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions including reductions in market activity due to the COVID-19 pandemic, adverse changes in our product order mix and fluctuating demand for our customers’ products. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers. This risk may be exacerbated during the current period of supply chain constraints by customers placing orders with us that could exceed their actual demand for our solutions.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2021, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or Wintech, our distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 63% and 16% of total revenue, respectively. For the three months ended April 30, 2021, the customers representing 10% or more of revenue were Wintech and Chicony, which accounted for approximately 63% and 16% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Our competitors range from large, international companies with greater resources offering a wide range of semiconductor products to smaller, nimble companies specializing in narrow markets. In the security camera market, our primary competitors include AMLogic Inc., HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Ingenic Semiconductor Co., Ltd., Novatek Microelectronics Corp., or Novatek, OmniVision Technologies, Inc., Qualcomm Incorporated, or Qualcomm, SigmaStar Technology Corp., Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of security camera device OEMs, including Axis, Hanwha Techwin, and Google LLC, which is owned by Alphabet, Inc. In the automotive camera market, we primarily compete against Allwinner Technology Co., Ltd., Horizon Robotics Inc., iCatch Technology, Inc., Mobileye, a subsidiary of Intel Corporation, or Intel, Novatek, NVIDIA Corporation, or NVIDIA, NXP Semiconductors N.V., Qualcomm, Renesas Electronics Corporation, Texas Instruments and Xilinx Inc. In the robotics and emerging applications markets, our primary competitors are Fuzhou Rockchip Electronics Co., Ltd., NVIDIA, Qualcomm, and Texas Instruments. In the other applications markets, our primary competitors are HiSilicon, Movidius Ltd., a subsidiary of Intel, NVIDIA, Qualcomm, Socionext, and vertically integrated divisions of our OEM customer, Shenzhen Dajiang Baiwang Technology Co., Ltd., or Dajiang Baiwang.

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

Our security systems are designed to maintain the physical security of our facilities and information systems and protect our customers’, suppliers’ and employees’ confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems or the existence of computer viruses in our data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Security breaches, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures.  Moreover, as a result of the COVID-19 pandemic, the need for remote work and remote access to our systems has increased significantly, which also increases our cybersecurity risk profile. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties or create system disruptions. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our information systems and cause disruptions of our business. For portions of our IT infrastructure, we rely on products and services provided by third parties.  These third-party providers may also experience breaches and attacks to their products, which could impact our systems. For example, in 2020, SolarWinds Corp., one of our third-party IT infrastructure software providers, was subject to a data security breach.  Our investigation of the breach, which was supported by a third-party security expert, has not identified any adverse impact to our business or operations, but there can be no guarantee we will not experience such an impact. Data security breaches may also result from non-technical means, for example, actions by an employee. Any theft or misuse of this information could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We also rely on a number of third-party “cloud-based” service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information.

While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $140.8 million, $129.7 million and $128.1 million in fiscal years 2021, 2020 and 2019, respectively. For the three months ended April 30, 2021, our research and development expense was $37.9 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10 and 5 nanometer, or nm, costs significantly more than required to develop in larger process nodes, such as 28nm or 14nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our industry is characterized by high demand and intense competition for talent.  The pool of qualified candidates is limited, particularly in Silicon Valley and parts of Asia for very-large-scale integration, or VLSI, and artificial intelligence and computer vision engineers, and certain of our competitors and potential competitors with greater resources have directly targeted our employees.  In addition, we also face competition in hiring artificial intelligence engineers, including from companies with which we do not directly compete. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively, and to grow our business, depends on our ability to attract new employees and to retain and motivate our existing employees.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the three months ended April 30, 2021, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 63% and 16% of total revenue, respectively. As of April 30, 2021, accounts receivable with Wintech and Chicony were approximately $17.0 million and $11.3 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry experienced a significant downturn during the 2008-2009 global recession and the economic impact of the COVID-19 pandemic could lead to a similar downturn in future periods. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could harm our business and operating results. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. The semiconductor industry is currently experiencing significant shortages of capacity, which has resulted in a lengthening of the manufacturing lead time for our products. This capacity shortage has negatively impacted our ability to meet our customers’ demand, and if this capacity shortage continues for an extensive period of time, it could further negatively impact our ability to meet our customers’ demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. In addition, it is possible during this time of supply chain capacity shortage that customers may place orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products, which could have a negative impact on our results or operations and cash reserves.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. For example, the semiconductor industry is currently experiencing significant shortages of capacity, which has resulted in a lengthening of the manufacturing lead time for our products and could be impacting the normal forecasting and ordering patterns of our customers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses. For example, our revenue declined 2.5% in fiscal year 2021, increased 0.4% in fiscal year 2020 and declined 23% in fiscal year 2019. We incurred a net loss in fiscal years 2021, 2020, and 2019, respectively. For the three months ended April 30, 2021, while our revenue increased by 28.3% compared to the same period in fiscal year 2021, we incurred a net loss of $10.8 million. We may experience similar fluctuations or declines in revenue or net losses in the future, which would harm our financial results.

If we do not generate revenue growth, we may not be able to execute our business plan and our operating results could suffer.

We believe that our future revenue growth, if any, will significantly depend on our ability to expand within our existing camera markets, such as the existing professional IP security and home security and monitoring camera markets, and successfully penetrate new markets, such as the OEM automotive, robotics and industrial markets, with our new AI computer vision SoC solutions.  We believe that executing upon our business plan requires us to continue to develop new SoCs and new software to address the particular requirements of these markets. Accordingly, we continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Our revenue declined 2.5% in fiscal year 2021, increased 0.4% in fiscal year 2020 and declined 23% in fiscal year 2019. We incurred net loss in fiscal years 2021, 2020, and 2019, respectively. For the three months ended April 2021, while our revenue increased by 28.3% compared to the same period in fiscal year 2021, we continued a net loss of $10.8 million. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.

The rapidly evolving nature of the markets in which we sell our solutions, combined with substantial uncertainty concerning how these markets may develop, the considerable amount of time our customers generally take to evaluate our solutions, and other factors beyond our control, limits our ability to accurately forecast quarterly or annual revenue. We continue to expand our staffing and increase our expenditures in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue. Continued or persistent losses may require us to obtain additional capital that may not be available on reasonable terms or at all.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 88%, 90% and 87% of our total revenue in fiscal years 2021, 2020 and 2019, respectively. For the three months ended April 30, 2021, sales to customers in Asia accounted for approximately 90% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

A significant number of our employees are located in Asia, principally Taiwan and China, and Europe. Therefore, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar, such as the New Taiwan Dollar, the Chinese Yuan Renminbi and the Eurozone Euro. Our operating results are denominated in U.S. dollars and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our operating results. Furthermore, currency exchange rates, particularly the exchange rates between the Chinese Yuan Renminbi and the U.S. dollar, between the New Taiwan Dollar and the U.S. dollar, and between the Eurozone Euro and the U.S. dollar, have been volatile in the recent past and these currency fluctuations may make it difficult for us to predict our operating results.

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

As of April 30, 2021, we had approximately $214.9 million in debt security investments. These investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup provider could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we utilize or may utilize, such as 10nm or 5nm. Accordingly, as we continue to develop solutions in advanced process nodes, we will be increasingly dependent upon such foundries. The unavailability of one or both of these foundries could significantly impact our ability to produce our new products or delay production, which would negatively impact our business.

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

We sell a significant percentage of our solutions through a single distributor, Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 63%, 60% and 58% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2021, 2020 and 2019, respectively, and approximately 63% of our revenue was derived from sales through Wintech for the three months ended April 30, 2021. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of Wintech. In January 2020, WPG acquired approximately 17% of Wintech, but indicated it intended to remain a passive investor in Wintech. The acquisition of Wintech by WPG could have an adverse impact on our relationship with Wintech. Our current agreement with Wintech is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

We are subject to risks associated with our distributors' product inventories.

We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to ODMs and end customers. We allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. In accordance with ASC 606, we recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition) based on the amount of consideration expected to be received. To the extent that the actual consideration received is materially different from estimated variable consideration recognized, we may be required to adjust revenue in subsequent periods.

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

On October 9, 2019, our security camera customers Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, and Zhejiang Dahua Technology Co., Ltd., or Dahua, were added to the Entity List of the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, or Commerce, which imposes limitations on the supply of certain U.S. items to the listed entities. In December 2020, certain affiliated entities of our customer Shenzhen Dajiang Baiwang Technology Co., Ltd., or Dajiang Baiwang, were added to the Entity List.  While the addition of Hikvision, Dahua and affiliates of Dajiang Baiwang to the Entity List negatively impacts our ability to ship items subject to BIS regulations to these listed entities, we have determined that we are able to ship some SoC products to the listed entities in compliance with applicable law. Notwithstanding our ability to continue to supply some SoC products to the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to Hikvision, Dahua and Dajiang Baiwang, or our other China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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

AMBARELLA, INC.

Date: June 8, 2021	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 8, 2021	By:	/s/ Kevin C. Eichler
Kevin C. Eichler
Chief Financial Officer