Form 10-Q
period 2021-07-31
AMBARELLA INC
filed 2021-09-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

The number of ordinary shares of the Registrant outstanding as of September 1, 2021 was 36,663,380 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	July 31,	January 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$258,402	$241,274
Marketable debt securities	190,757	199,434
Accounts receivable, net	38,295	24,974
Inventories	42,076	26,081
Restricted cash	10	10
Prepaid expenses and other current assets	4,481	5,531
Total current assets	534,021	497,304
Property and equipment, net	8,237	5,530
Deferred tax assets, non-current	10,699	10,914
Intangible assets, net	15,800	18,703
Operating lease right-of-use assets, net	10,066	9,659
Goodwill	26,601	26,601
Other non-current assets	4,634	4,569
Total assets	$610,058	$573,280
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	33,116	21,124
Accrued and other current liabilities	46,906	48,126
Operating lease liabilities, current	2,886	2,911
Income taxes payable	1,726	962
Deferred revenue, current	902	844
Total current liabilities	85,536	73,967
Operating lease liabilities, non-current	7,763	7,525
Other long-term liabilities	13,705	16,812
Total liabilities	107,004	98,304
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2021 and January 31, 2021, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at July 31, 2021 and January 31, 2021, respectively; 36,644,636 shares issued and outstanding at July 31, 2021; 35,547,440 shares issued and outstanding at January 31, 2021	16	16
Additional paid-in capital	394,121	347,458
Accumulated other comprehensive income	608	1,219
Retained earnings	108,309	126,283
Total shareholders’ equity	503,054	474,976
Total liabilities and shareholders' equity	$610,058	$573,280

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue	$79,327	$50,113	$149,460	$104,758
Cost of revenue	29,908	19,155	56,276	41,780
Gross profit	49,419	30,958	93,184	62,978
Operating expenses:
Research and development	39,558	32,802	77,432	67,002
Selling, general and administrative	15,821	13,445	31,848	26,880
Total operating expenses	55,379	46,247	109,280	93,882
Loss from operations	(5,960)	(15,289)	(16,096)	(30,904)
Other income, net	218	1,280	811	2,558
Loss before income taxes	(5,742)	(14,009)	(15,285)	(28,346)
Provision for income taxes	1,414	747	2,689	1,873
Net loss	$(7,156)	$(14,756)	$(17,974)	$(30,219)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.20)	$(0.43)	$(0.50)	$(0.88)
Diluted	$(0.20)	$(0.43)	$(0.50)	$(0.88)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	36,442,536	34,480,307	36,191,420	34,280,318
Diluted	36,442,536	34,480,307	36,191,420	34,280,318

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss	$(7,156)	$(14,756)	$(17,974)	$(30,219)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	(184)	1,182	(611)	819
Other comprehensive income (loss), net of tax	(184)	1,182	(611)	819
Comprehensive loss	$(7,340)	$(13,574)	$(18,585)	$(29,400)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2021	35,547,440	$16	$347,458	$1,219	$126,283	$474,976
Issuance of shares through employee equity incentive plan	643,120	—	6,741	—	—	6,741
Issuance of shares through employee stock purchase plan	82,783	—	3,694	—	—	3,694
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	17,128	—	—	17,128
Net unrealized losses on investments - net of tax	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	(10,818)	(10,818)
Balance--April 30, 2021	36,273,343	16	375,021	792	115,465	491,294
Issuance of shares through employee equity incentive plan	371,293	—	1,461	—	—	1,461
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	17,639	—	—	17,639
Net unrealized losses on investments - net of tax	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(7,156)	(7,156)
Balance--July 31, 2021	36,644,636	$16	$394,121	$608	$108,309	$503,054
				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2020	33,805,609	$15	$261,220	$768	$186,069	$448,072
Issuance of shares through employee equity incentive plan	478,643	—	6,463	—	—	6,463
Issuance of shares through employee stock purchase plan	83,564	—	2,660	—	—	2,660
Stock repurchase	(25,719)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,214	—	—	15,214
Net unrealized losses on investments - net of tax	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(15,463)	(15,463)
Balance--April 30, 2020	34,342,097	15	284,557	405	170,606	455,583
Issuance of shares through employee equity incentive plan	268,739	—	344	—	—	344
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	16,294	—	—	16,294
Net unrealized gains on investments - net of tax	—	—	—	1,182	—	1,182
Net loss	—	—	—	—	(14,756)	(14,756)
Balance--July 31, 2020	34,610,836	$15	$301,195	$1,587	$155,850	$458,647

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,974)	$(30,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,803	5,786
Amortization (accretion) of premium (discount) on marketable debt securities, net	852	88
Stock-based compensation	38,214	32,430
Deferred income taxes	215	188
Other non-cash items, net	13	(72)
Changes in operating assets and liabilities:
Accounts receivable	(13,321)	(4,788)
Inventories	(15,995)	(936)
Prepaid expenses and other current assets	1,033	1,472
Other non-current assets	435	329
Accounts payable	11,992	(1,217)
Accrued and other current liabilities	(619)	2,144
Income taxes payable	764	(180)
Deferred revenue	58	699
Operating lease liabilities	(1,763)	(1,031)
Other long-term liabilities	183	529
Net cash provided by operating activities	9,890	5,222
Cash flows from investing activities:
Purchase of investments	(101,664)	(109,161)
Sales of investments	32,839	44,044
Maturities of investments	75,490	49,227
Purchase of tangible and intangible assets	(3,754)	(665)
Net cash provided by (used in) investing activities	2,911	(16,555)
Cash flows from financing activities:
Stock repurchase	—	(1,000)
Proceeds from exercise of stock options and employee stock purchase plan	7,161	3,866
Payment for intangible assets	(2,834)	(2,288)
Net cash provided by financing activities	4,327	578
Net increase (decrease) in cash, cash equivalents and restricted cash	17,128	(10,755)
Cash, cash equivalents and restricted cash at beginning of period	241,284	231,412
Cash, cash equivalents and restricted cash at end of period	$258,412	$220,657
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,085	$842
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to tangible and intangible assets additions	$1,332	$1,174

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

The Company also assessed the impacts of COVID-19 on the above accounting matters as of July 31, 2021 and through the date of issuing this report. While it is difficult to quantify the impact of COVID-19, the future magnitude and duration of COVID-19, as well as other associated factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods.

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

The Company considers all highly liquid debt security investments with original maturities of less than three months at the time of purchase to be cash equivalents. Debt security investments that are highly liquid with original maturities at the time of purchase greater than three months are considered marketable debt securities. The Company classifies these investments as “available-for-sale” (AFS) securities. The Company estimates the expected losses whenever a security’s fair value is below its amortized cost basis. The expected loss is computed at an individual security level using the discounted cash flow method with the effective interest rate on the purchase date. In the determination of credit-related losses, the Company excludes securities with zero loss expectation such as assets backed by government agencies. There are various factors considered in its assessment of credit-related losses, including the extent to which the fair value is less than the amortized cost basis, adverse conditions related to an industry or an underlying loan obligator, the payment structure of the security, changes to the rating of the security and other factors that may affect the security credit. The credit-related portion of the loss is recognized in Other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in Accumulated other comprehensive income in the condensed consolidated balance sheets. The credit-related losses from the financial instruments were not material for the three and six months ended July 31, 2021 and 2020, respectively, and the associated allowance amounts were not material as of July 31, 2021 and January 31, 2021, respectively.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	July 31, 2021	January 31, 2021	July 31, 2020	January 31, 2020
	(in thousands)
Cash and cash equivalents	$258,402	$241,274	$220,647	$231,403
Restricted cash	10	10	10	9
Total as presented in the condensed consolidated statements of cash flows	$258,412	$241,284	$220,657	$231,412

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and six months ended July 31, 2021 and 2020, respectively.

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

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases in fiscal year 2020. As a result, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the practical expedient that does not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU and liability calculation if it is reasonably certain that the Company will exercise the option. The Company's finance leases were immaterial as of July 31, 2021 and January 31, 2021, respectively.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three and six months ended July 31, 2021 and 2020, respectively.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to satisfied but unbilled performance obligations associated with its engineering service agreements at the reporting date. As of July 31, 2021 and January 31, 2021, the contract assets for these unbilled receivables were not material. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the three and six months ended July 31, 2021 and 2020, the Company did not recognize any material revenue adjustment, respectively, related to performance obligations satisfied in prior periods released from this deferred revenue. As of July 31, 2021 and January 31, 2021, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of July 31, 2021 and January 31, 2021, respectively. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to an original expected contract duration of one year or less and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment and tools and allocation of facility costs, net of any research and development grants. As of July 31, 2021, there was approximately $1.4 million of grants recorded in prepaid expenses and other current assets and approximately $1.2 million of grants recorded in other non-current assets in the condensed consolidated balance sheets.

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

The Company makes estimates and judgments about its future taxable income based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from estimates, the amount of valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the condensed consolidated statements of operations for the periods in which the adjustment is determined to be required.

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

	As of July 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$4,785	$—	$—	$4,785
Commercial paper	65,298	—	—	65,298
Corporate bonds	102,332	513	(18)	102,827
Asset-backed securities	13,724	68	(5)	13,787
U.S. government securities	28,294	51	(1)	28,344
Total cash equivalents and marketable debt securities	$214,433	$632	$(24)	$215,041

	As of January 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$171	$—	$—	$171
Commercial paper	66,181	—	—	66,181
Corporate bonds	102,108	980	(7)	103,081
Asset-backed securities	15,740	164	—	15,904
U.S. government securities	29,383	82	—	29,465
Total cash equivalents and marketable debt securities	$213,583	$1,226	$(7)	$214,802

          As of July 31, 2021, there were no debt securities with unrealized losses for more than twelve months.

	As of
	July 31, 2021	January 31, 2021
	(in thousands)
Included in cash equivalents	$24,284	$15,368
Included in marketable debt securities	190,757	199,434
Total cash equivalents and marketable debt securities	$215,041	$214,802

The contractual maturities of the investments at July 31, 2021 and January 31, 2021 were as follows:

	As of
	July 31, 2021	January 31, 2021
	(in thousands)
Due within one year	$135,449	$135,899
Due within one to three years	79,592	78,903
Total cash equivalents and marketable debt securities	$215,041	$214,802

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income in the condensed consolidated balance sheets. The credit-related losses were not material for the three and six months ended July 31, 2021, and 2020, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of July 31, 2021 and January 31, 2021, respectively:

	As of July 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$4,785	$4,785	$—	$—
Commercial paper	65,298	—	65,298	—
Corporate bonds	102,827	—	102,827	—
Asset-backed securities	13,787	—	13,787	—
U.S. government securities	28,344	—	28,344	—
Total cash equivalents and marketable debt securities	$215,041	$4,785	$210,256	$—

	As of January 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$171	$171	$—	$—
Commercial paper	66,181	—	66,181	—
Corporate bonds	103,081	—	103,081	—
Asset-backed securities	15,904	—	15,904	—
U.S. government securities	29,465	—	29,465	—
Total cash equivalents and marketable debt securities	$214,802	$171	$214,631	$—

3. Inventories

Inventories at July 31, 2021 and January 31, 2021 consisted of the following:

	As of
	July 31, 2021	January 31, 2021
	(in thousands)
Work-in-progress	$34,432	$18,219
Finished goods	7,644	7,862
Total	$42,076	$26,081

4. Property and Equipment, Net

Depreciation expense was approximately $0.6 million and $0.6 million for the three months ended July 31, 2021 and 2020, respectively, and was approximately $1.2 million and $1.3 million for the six months ended July 31, 2021 and 2020, respectively. Property and equipment at July 31, 2021 and January 31, 2021 consisted of the following:

	As of
	July 31, 2021	January 31, 2021
	(in thousands)
Computer equipment and software	$14,062	$11,525
Machinery and equipment	7,261	6,946
Furniture and fixtures	1,153	969
Leasehold improvements	2,300	2,237
Construction in progress	1,142	331
	25,918	22,008
Less: accumulated depreciation and amortization	(17,681)	(16,478)
Total property and equipment, net	$8,237	$5,530

5. Intangible Assets, Net

The intangible assets primarily consist of $4.1 million of in-process research and development (“IPR&D”) from the acquisition of VisLab S.r.l., or VisLab, in June 2015 and $11.7 million of software licenses, net of amortization expense. Acquired IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. Once research and development efforts are completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of July 31, 2021, there was no IPR&D amortized. The Company will determine the project incorporating the VisLab IPR&D to be completed when a related chip begins mass production to address the level 3 and above advanced driving assistance systems markets.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of July 31, 2021, $5.6 million was recorded in accrued and other current liabilities and $3.0 million was recorded in other long-term liabilities in the condensed consolidated balance sheets. The carrying amounts of intangible assets as of July 31, 2021 and January 31, 2021 were as follows:

	As of July 31, 2021			As of January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$4,100	$—	$4,100	$4,100	$—	$4,100
Software licenses	21,111	(9,411)	11,700	21,043	(6,440)	14,603
Total acquired intangible assets	$25,211	$(9,411)	$15,800	$25,143	$(6,440)	$18,703

The amortization expense related to the software licenses was approximately $1.5 million and $1.6 million for the three months ended July 31, 2021 and 2020, respectively, and was approximately $3.0 million and $3.1 million for the six months ended July 31, 2021 and 2020, respectively. The expected future amortization expense related to these software licenses as of July 31, 2021 is as follows:

As of
July 31, 2021
Fiscal Year	(in thousands)
2022 (6 months remaining)	$2,917
2023	6,299
2024	2,484
2025	—
2026	—
Thereafter	—
Total future amortization expenses:	$11,700

IPR&D is required to be tested for impairment at least annually in the fourth fiscal quarter or sooner whenever events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the three and six months ended July 31, 2021 and 2020, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at July 31, 2021 and January 31, 2021 consisted of the following:

	As of
	July 31, 2021	January 31, 2021
	(in thousands)
Accrued employee compensation	$18,194	$18,105
Accrued rebates	284	391
Accrued product development costs	18,302	21,157
Software license liabilities, current	5,633	5,582
Other accrued liabilities	4,493	2,891
Total accrued and other current liabilities	$46,906	$48,126

7. Leases

The Company has entered into various operating leases for its worldwide office facilities. In the first quarter of fiscal year 2022, the Company extended its Shanghai office lease for an additional three years beginning December 1, 2021 to November 30, 2024. The Company accounted for this extension as a lease modification and recorded an increase to the operating lease right-of-use assets and corresponding operating lease liabilities of approximately $1.7 million, respectively, in the condensed consolidated balance sheets. The Company also signed a separate lease for additional space for its Shanghai office for a period of 40 months starting from August 1, 2021 through November 30, 2024 and will record an operating lease right-of-use asset and corresponding operating lease liability in the condensed consolidated balance sheets upon commencement on August 1, 2021. The total estimated future undiscounted cash payments for this additional lease are approximately $1.7 million.

The operating lease expense was approximately $0.8 million and $0.7 million for the three months ended July 31, 2021 and 2020, respectively. The operating lease expense was approximately $1.6 million and $1.4 million for the six months ended July 31, 2021 and 2020, respectively. The Company's short-term leases and finance leases were not material as of July 31, 2021 and January 31, 2021, respectively.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
	July 31, 2021	July 31, 2021
	(in thousands)
Cash paid for operating leases included in operating cash flows	$907	$1,763
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$88	$177
Leased assets obtained in exchange for operating lease liabilities arising from lease modifications	$—	$1,687

As of July 31, 2021, the weighted average remaining lease term is 3.99 years, and the weighted average discount rate is 3.83 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
July 31, 2021
Fiscal Year	(in thousands)
2022 (6 months remaining)	$1,663
2023	2,917
2024	2,696
2025	2,623
2026	1,178
Thereafter	274
Total future annual minimum lease payments	11,351
Less: interest	(702)
Total lease liabilities	$10,649

8. Other Long-Term Liabilities

Other long-term liabilities at July 31, 2021 and January 31, 2021 consisted of the following:

	As of
	July 31, 2021	January 31, 2021
	(in thousands)
Unrecognized tax benefits, including interest	$9,138	$8,966
Deferred tax liabilities, non-current	1,287	1,288
Software license liabilities, non-current	2,969	6,259
Other long-term liabilities	311	299
Total other long-term liabilities	$13,705	$16,812

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively.

Ordinary shares

As of July 31, 2021 and January 31, 2021, a total of 200,000,000 ordinary shares were authorized.

In June 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan, or 2021 EIP. The 2021 EIP permits the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Code, to employees of the Company and any of the Company’s subsidiary or parent corporations, and the grant of nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors and consultants of the Company and any of the Company’s subsidiary or parent corporations’ employees and consultants. Upon adoption of the 2021 EIP, the total number of ordinary shares of the Company reserved for issuance under the 2021 Plan was equal to, subject to adjustments upon changes in capitalization as provided under the 2021 EIP, 1,350,000 ordinary shares, plus (i) any ordinary shares subject to outstanding awards granted under the 2012 Equity Incentive Plan, or 2012 EIP, that, after the date the 2012 EIP is terminated, are cancelled, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company due to failure to vest, and (ii) any ordinary shares that, as of immediately prior to the termination of the 2012 EIP, were available for grant under the 2012 EIP, up to a maximum of 6,834,208 ordinary shares pursuant to clauses (i) and (ii).

In the first quarter of fiscal year 2022, the Company added 1,599,634 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 EIP. Upon the approval of the 2021 EIP, the 2012 EIP was terminated. No additional awards will be granted under the 2012 EIP and any shares that were reserved but not issued under the 2012 EIP became available for future grant or sale under the 2021 EIP. However, all outstanding stock options and other awards previously granted under the 2012 EIP will remain subject to the terms of the 2012 EIP.

In the first quarter of fiscal year 2022, the Company added 444,343 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of July 31, 2021 and January 31, 2021, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	July 31, 2021	January 31, 2021
Shares reserved for options, restricted stock and restricted stock units under EIP	7,916,962	5,981,741
Shares reserved for ESPP	2,660,703	2,299,143

Shares repurchased

         On May 29, 2019, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s ordinary shares through June 30, 2020. On March 16, 2020, the Company repurchased a total of 25,719 shares for approximately $1.0 million in cash. On May 29, 2020, the Board approved an extension of this program for an additional twelve months ending June 30, 2021. On May 25, 2021, the Board extended the repurchase program for another 12 months through June 30, 2022.There were no ordinary shares repurchased in the six months ended July 31, 2021. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. As of July 31, 2021, there was approximately $49.0 million available for repurchases under the repurchase program through June 30, 2022.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation:
Cost of revenue	$359	$316	$682	$613
Research and development	11,525	10,010	22,719	19,906
Selling, general and administrative	7,488	6,068	14,813	11,911
Total stock-based compensation	$19,372	$16,394	$38,214	$32,430

During the three and six months ended July 31, 2021, approximately $1.7 million and $3.4 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets, respectively. As of July 31, 2021, total unrecognized compensation cost related to unvested stock options was $2.9 million and is expected to be recognized over a weighted-average period of 2.29 years. Total unrecognized compensation cost related to unvested restricted stock units was $129.7 million and is expected to be recognized over a weighted-average period of 2.20 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Stock Options:
Volatility	50%	53%	51%	52%
Risk-free interest rate	0.85%	0.52%	0.98%	0.59%
Expected term (years)	5.06	5.84	5.27	5.86
Dividend yield	0%	0%	0%	0%
Employee stock purchase plan awards:
Volatility	—	—	61%	61%
Risk-free interest rate	—	—	0.06%	0.29%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2021	719,143	$38.33
Granted	14,700	110.19	$50.28
Exercised	(179,188)	20.15		$14,665
Forfeited	(5,076)	56.35
Expired	(35)	42.83
Outstanding at July 31, 2021	549,544	46.02			4.82	$29,025
Exercisable at July 31, 2021	447,533	$42.41			4.02	$25,115

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on July 31, 2021 was $98.49, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2021	2,871,801	$51.73
Granted	424,616	105.71
Vested	(835,225)	51.04
Forfeited	(30,844)	55.96
Unvested at July 31, 2021	2,430,348	$61.35

As of July 31, 2021, the aggregate intrinsic value of unvested restricted stock units was $239.4 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(7,156)	$(14,756)	$(17,974)	$(30,219)
Denominator:
Weighted-average ordinary shares - basic	36,442,536	34,480,307	36,191,420	34,280,318
Weighted-average ordinary shares - diluted	36,442,536	34,480,307	36,191,420	34,280,318
Net loss per ordinary share:
Basic	$(0.20)	$(0.43)	$(0.50)	$(0.88)
Diluted	$(0.20)	$(0.43)	$(0.50)	$(0.88)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Options to purchase ordinary shares	367,880	730,635	397,871	751,202
Restricted stock units	1,528,946	1,274,907	1,657,599	1,358,184
Employee stock purchase plan	714	25,245	11,792	28,169
	1,897,540	2,030,787	2,067,262	2,137,555

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Loss before income taxes	$(5,742)	$(14,009)	$(15,285)	$(28,346)
Provision for income taxes	1,414	747	2,689	1,873
Effective tax rate	(24.6)%	(5.3)%	(17.6)%	(6.6)%

The Company recorded an income tax provision of $1.4 million and $0.7 million for the three months ended July 31, 2021 and 2020, and $2.7 million and $1.9 million for the six months ended July 31, 2021 and 2020, respectively. The increase in income tax expense was primarily due to an increase in the proportion of profits generated in higher tax jurisdictions, partially offset by an increase in the U.S. federal research tax credit as well as an increase in tax benefits from excess stock-based compensation deductions.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2021, the gross amount of unrecognized tax benefits was approximately $27.9 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of July 31, 2021 and January 31, 2021, total manufacturing purchase commitments were approximately $72.3 million and $48.2 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. As of July 31, 2021, there was no material loss recognized in the condensed consolidated balance sheets from adverse purchase commitments.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of July 31, 2021 and January 31, 2021, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Taiwan	$49,136	$27,313	$93,723	$61,773
Asia Pacific	20,162	14,965	38,799	28,993
Europe	4,387	2,633	7,405	4,886
North America other than United States	4,443	3,343	7,133	6,016
United States	1,199	1,859	2,400	3,090
Total revenue	$79,327	$50,113	$149,460	$104,758

As of July 31, 2021, substantially all of the Company’s property and equipment, net, was located in the United States, Asia Pacific region and Europe with approximate net amounts of $2.8 million, $4.0 million and $1.5 million, respectively.

Major Customers

For the three and six months ended July 31, 2021, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 61.6% and 15.8% of total revenue for the three months ended July 31, 2021, respectively, and accounted for approximately 62.4% and 15.8% of total revenue for the six months ended July 31, 2021, respectively. For the three and six months ended July 31, 2020, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 55.6% and 19.6% of total revenue for the three months ended July 31, 2020, respectively, and accounted for approximately 59.5% and 17.4% of total revenue for the six months ended July 31, 2020, respectively. Accounts receivable with Wintech and Chicony were approximately $17.7 million and $12.6 million as of July 31, 2021, respectively.

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

Financial Highlights and Trends

•

We recorded revenue of $79.3 million and $149.5 million for the three and six months ended July 31, 2021, respectively. This represented increases of 58.3% and 42.7% for the three and six months ended July 31, 2021, respectively, as compared to the same periods in the prior fiscal year. The increases in revenue were primarily attributable to higher revenue and continued demand for our CV-based solutions in the IP security and automotive camera markets. In the professional IP security camera market, continued growth in the Asia region and demand recovery from our two largest China customers, together with continued sales penetration into the North America and Europe regions, resulted in a significant revenue increase in this market. In the home IP security camera market, revenue growth continued to be led by the North America region. A recovery in the automotive OEM and aftermarket applications in the Asia region, as well as the adoption of our SoCs in the automotive fleet market, contributed an increase in revenue in the automotive markets. The increased revenues from the IP security and automotive camera markets were partially offset by decreased revenue in the consumer aerial drone market.

•

We recorded operating losses of $6.0 million and $16.1 million for the three and six months ended July 31, 2021, respectively, as compared to operating losses of $15.3 million and $30.9 million for the three and six months ended July 31, 2020, respectively. The decreased operating losses were primarily due to increases in revenue and gross profit, partially offset by increased operating expenses. The increased operating expenses, mainly in support of development of automotive markets and computer vision-based solutions, related primarily to increased marketing and engineering headcount, increased stock-based compensation expenses, as well as increased engineering related costs.

•

We generated cash flows from operating activities of $9.9 million for the six months ended July 31, 2021, as compared to $5.2 million for the six months ended July 31, 2020. The increased cash flows from operating activities were primarily due to decreased net loss and increased liabilities associated with the timing of payments to our suppliers, partially offset by increased inventory purchases associated with longer supply chain lead times and increased accounts receivable associated with the amount and timing of sales.

Factors Affecting Our Performance

Spread of COVID-19 Could Adversely Affect our Business in a Material Way. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of remote or work from home conditions in many of the locations where we have offices. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the remote or work from home conditions in any of our offices continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Similarly, while we have not yet experienced a major disruption in our supply chain as a result of the COVID-19 pandemic, we are experiencing significantly longer manufacturing times that, if they persist or worsen, could impact our ability to meet our customers’ demand for our solutions and negatively impact our revenue. As a result of these factors we have increased our inventory levels in the near term. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung Electronic Corporation’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. For example, Taiwan recently experienced a significant rise in cases of COVID-19 that, if such conditions persist or worsen, could impact our third-party contractors’ ability to assemble, test and ship our products and negatively impair our operations and financial results. The pandemic may also impact our customers’ ability to manufacture their products, support their customers or reduce or delay demand for their products, which could, in turn, reduce such demand for our solutions. While we cannot quantify specific impacts of the COVID-19 pandemic or actions taken by governments and businesses in response thereto, our results of operations and financial condition may be negatively affected if we encounter significant supply chain problems, reductions in demand due to our customers or end customers having problems, or other unexpected COVID-19 ramifications.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue	$79,327	$50,113	$149,460	$104,758
Cost of revenue	29,908	19,155	56,276	41,780
Gross profit	49,419	30,958	93,184	62,978
Operating expenses:
Research and development	39,558	32,802	77,432	67,002
Selling, general and administrative	15,821	13,445	31,848	26,880
Total operating expenses	55,379	46,247	109,280	93,882
Loss from operations	(5,960)	(15,289)	(16,096)	(30,904)
Other income, net	218	1,280	811	2,558
Loss before income taxes	(5,742)	(14,009)	(15,285)	(28,346)
Provision for income taxes	1,414	747	2,689	1,873
Net loss	$(7,156)	$(14,756)	$(17,974)	$(30,219)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	38	38	38	40
Gross profit	62	62	62	60
Operating expenses:
Research and development	50	65	52	64
Selling, general and administrative	20	27	21	26
Total operating expenses	70	92	73	90
Loss from operations	(8)	(30)	(11)	(30)
Other income, net	—	3	1	2
Loss before income taxes	(8)	(27)	(10)	(28)
Provision for income taxes	1	2	2	1
Net loss	(9)%	(29)%	(12)%	(29)%

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

We have historically experienced seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being the higher revenue quarter. As we transition away from consumer markets, seasonal impact has decreased. This fluctuation has been driven primarily by increased sales in IP security and consumer camera markets as our customers build inventories in preparation for the holiday shopping season. Our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, cost of fabrication of mask sets for prototype products, equipment expenses, outside services and allocated depreciation and facility expenses, net of any research and development grants. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of computer vision technology, especially for the OEM automotive market.

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

Provision for Income Taxes

We are incorporated and domiciled in the Cayman Islands and also conduct business in several countries such as the United States, China, Taiwan, Hong Kong, Italy, Germany, South Korea and Japan, and we are subject to taxation in those jurisdictions. Our worldwide operating income is subject to varying tax rates, and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. It is also subject to fluctuation from changes in the valuation of our deferred tax assets and liabilities; tax benefits from excess stock-based compensation deductions; transfer pricing adjustments and the tax effects of nondeductible compensation. We have historically had lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

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

Comparison of the Three and Six Months Ended July 31, 2021 and 2020

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$79,327	$50,113	$29,214	58.3%	$149,460	$104,758	$44,702	42.7%

The increased revenue for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, was primarily attributable to higher revenue and continued demand for our CV-based solutions in the IP security and automotive camera markets. In the professional IP security camera market, continued growth in the Asia region and demand recovery from our two largest China customers, together with continued sales penetration into the North America and Europe regions, resulted in a significant revenue increase in this market. In the home IP security camera market, revenue growth continued to be led by the North America region. A recovery in the automotive OEM and aftermarket applications in the Asia region, as well as the adoption of our SoCs in the automotive fleet market, contributed an increase in revenue in the automotive markets. The increased revenues from the IP security and automotive camera markets were partially offset by decreased revenue in the consumer aerial drone market.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$29,908	$19,155	$10,753	56.1%	$56,276	$41,780	$14,496	34.7%
Gross profit	49,419	30,958	18,461	59.6%	93,184	62,978	30,206	48.0%
Gross margin	62.3%	61.8%	—	0.5%	62.3%	60.1%	—	2.2%

Cost of revenue increased for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, primarily due to increased revenue, partially offset by favorable product mix and sales from previously reserved inventory.

Gross margin increased for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, primarily due to an increase in the percentage of our total revenue that was derived from the higher gross margin automotive markets. Customer concentration shift from the China region to the North America and Asia regions other than China in the professional IP security camera market also contributed an improvement to the gross margin for the six months ended July 31, 2021.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$39,558	$32,802	$6,756	20.6%	$77,432	$67,002	$10,430	15.6%

Research and development expense increased for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, primarily due to increased employee benefit expense and engineering related costs. For the three and six months ended July 31, 2021, employee benefit expense increased by approximately $4.3 million and $8.1 million, respectively, as a result of issuance of stock awards, employee benefit programs and an increase in headcount. Our engineering headcount was 620 at July 31, 2021 compared to 561 at July 31, 2020. Engineering related costs, including license fee, equipment expense, outside services and facility related expenses associated with the support of new applications, increased by approximately $2.1 million and $3.1 million for the three and six months ended July 31, 2021, respectively. SoC development related costs increased by approximately $0.2 million for the three months ended July 31, 2021 while decreased by approximately $0.9 million for the six months ended July 31, 2021 due to the timing, complexity and number of chips in development.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$15,821	$13,445	$2,376	17.7%	$31,848	$26,880	$4,968	18.5%

Selling, general and administrative expense increased for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, primarily due to increased employee benefit expense. For the three and six months ended July 31, 2021, employee benefit expense increased by approximately $3.4 million and $6.0 million, respectively, as a result of issuance of stock awards, employee benefit programs and an increase in headcount. Our selling, general and administrative headcount increased from 176 at July 31, 2020 to 189 at July 31, 2021 in support of business development in the IP security, automotive OEM and robotics markets. The increase was partially offset by a reduction in facility related expenses of approximately $0.8 million and $1.1 million for the three and six months ended July 31, 2021, respectively, caused by additional facility allocation to engineering in support of new applications for the automotive markets as well as the development of computer vision-based solutions.

Other Income, Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Other income, net	$218	$1,280	$(1,062)	(83.0)%	$811	$2,558	$(1,747)	(68.3)%

The decrease in other income, net, for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, was primarily due to lower yields from our debt security investments, lower interest from our cash deposits and losses from foreign currency transactions and remeasurements.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,414	$747	$667	89.3%	$2,689	$1,873	$816	43.6%
Effective tax rate	(24.6)%	(5.3)%	—	(19.3)%	(17.6)%	(6.6)%	—	(11.0)%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The increase in income tax expense for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, was primarily due to an increase in the proportion of profits generated in higher-tax jurisdictions, partially offset by an increase in the U.S. federal research tax credit as well as an increase in tax benefits from excess stock-based compensation deductions.

Liquidity and Capital Resources

As of July 31, 2021 and January 31, 2021, we had cash, cash equivalents and marketable debt securities of approximately $449.2 million and $440.7 million, respectively.  We invest in highly liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of July 31, 2021, these securities had a fair value of approximately $215.0 million with immaterial unrealized losses caused by market fluctuations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$9,890	$5,222
Net cash provided by (used in) investing activities	2,911	(16,555)
Net cash provided by financing activities	4,327	578
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,128	$(10,755)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the six months ended July 31, 2021, as compared to the same period in the prior fiscal year, primarily due to decreased net loss and increased liabilities associated with the timing of payments to our suppliers, partially offset by increased inventory purchases associated with longer supply chain lead times and increased accounts receivable associated with the amount and timing of sales.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased for the six months ended July 31, 2021, as compared to net cash used in investing activities for the same period in the prior fiscal year, primarily due to approximately $22.6 million of additional cash receipts from our debt security investments, partially offset by approximately $3.1 million of additional payments for tangible and intangible assets purchase.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased for the six months ended July 31, 2021, as compared to the same period in the prior fiscal year, primarily due to approximately $3.3 million of additional cash proceeds from option exercises and employee stock purchase withholding and $1.0 million of cash used for repurchasing our ordinary shares under the stock repurchase program in the prior fiscal year that did not recur in the current fiscal period. The increase was partially offset by approximately $0.5 million of additional payments for intangible assets.

Stock Repurchase Program

No ordinary shares were repurchased in the six months ended July 31, 2021. During the second quarter of fiscal year 2022, our Board of Directors approved an extension of the prior $50.0 million repurchase program for an additional twelve months ending June 30, 2022. As of July 31, 2021, $49.0 million remained available for repurchases under the current repurchase program through June 30, 2022. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Operating and Capital Expenditure Requirements

As of July 31, 2021, we had cash, cash equivalents and marketable debt securities of approximately $449.2 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities or borrowing funds commercially, we may become subject to covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of July 31, 2021, we had purchase obligations with our independent contract manufacturers of $72.3 million.

Leases

During the first half of fiscal year 2022, we signed a separate lease for additional space for our Shanghai, China office for a period of 40 months starting from August 1, 2021 through November 30, 2024. The lease will be recorded as an operating right-of-use asset and corresponding operating lease liability in the balance sheet upon lease commencement on August 1, 2021. The total estimated future undiscounted cash payments for this additional lease are approximately $1.7 million.

Except as described above with respect to the manufacturing purchase obligations and Shanghai office lease, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of July 31, 2021, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2021 and January 31, 2021, we had cash, cash equivalents and marketable debt securities totaling $449.2 million and $440.7 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The global COVID-19 pandemic has significantly affected the populations and businesses of many countries. Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have been causing, and are expected to continue to cause, disruption to our operations. We have had to impose remote or work from home conditions in many of our offices, including the United States, Italy, Japan, South Korea and Taiwan. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the remote or work from home conditions continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. In addition, we and our suppliers, third-party distributors and customers have been, and are expected to continue to be, disrupted by quarantines and restrictions on certain employees’ ability to perform their jobs, office closures or restrictions, disruptions to shipping infrastructure, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing activities or the operations of our suppliers, third-party distributors or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. Disruptions may also adversely affect our customers’ ability to manufacture their products, which in turn could reduce their demand for our products.  For example, Taiwan recently experienced a significant rise in cases of COVID-19 that, if such conditions persist or worsen, could impact our third-party contractors’ ability to assemble, test and ship our products and negatively impair our operations and financial results. The semiconductor industry in general is currently experiencing significant shortages of capacity, due in part to COVID-19, which has resulted in a lengthening of the manufacturing lead time for our products and could be impacting the normal forecasting and ordering patterns of our customers. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung Electronic Corporation’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. In addition, the COVID-19 pandemic or other disease outbreaks will, in the short-term, and could over the longer term, adversely affect the economies and financial markets of many countries, resulting in an economic downturn or recession that could adversely affect demand for our products and impact our results of operations and financial condition. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict. Due to the constantly evolving global conditions, we are not able at this time to estimate the long-term effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or logistic partners. BIS has imposed additional restrictions on exports and reexports of U.S.-controlled items to Hong Kong by removing preferential treatment that Hong Kong used to receive and imposing more stringent licensing requirements similar to those applicable to China. Hong Kong has experienced, and continues to experience, significant political unrest and social strife, including protests that resulted in the closing of the Hong Kong international airport in August 2019 for two days. In response to national security legislation adopted by the Chinese government, the U.S. Secretary of State certified to the U.S. Congress in May 2020 that Hong Kong no longer maintains a sufficient degree of autonomy from China to warrant special treatment by the U.S. While such certification does not have an immediate impact on Hong Kong for trade or other purposes, this action represents an escalation in political and trade tensions involving the U.S, China and Hong Kong. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, add additional parties to the Entity List, or reduce preferential treatment currently accorded to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners. While we are taking measures to attempt to maintain the continuity of our product delivery operations notwithstanding the impact on the use of our Hong Kong facility of the continued or deteriorating conditions in Hong Kong or other future unforeseen problems there, we cannot ensure that these measures will be successful in eliminating disruptions in our business.

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

Our customers typically do not provide us with firm, long-term purchase commitments. A substantial majority of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and often without penalty to them. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix. As a result of a number of factors, including longer manufacturing times for our products and increased demand from customers, we have increased our inventory levels in the near term.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2021, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or Wintech, our distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 63% and 16% of total revenue, respectively. For the six months ended July 31, 2021, the customers representing 10% or more of revenue were Wintech and Chicony, which accounted for approximately 62% and 16% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $140.8 million, $129.7 million and $128.1 million in fiscal years 2021, 2020 and 2019, respectively. For the six months ended July 31, 2021, our research and development expense was $77.4 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10 and 5 nanometer, or nm, costs significantly more than required to develop in larger process nodes, such as 28nm or 14nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the six months ended July 31, 2021, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 62% and 16% of total revenue, respectively. As of July 31, 2021, accounts receivable with Wintech and Chicony were approximately $17.7 million and $12.6 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

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

In the future, we may acquire other businesses, products or technologies. Other than our acquisition of VisLab S.r.l., or VisLab, in June 2015, we have not made any acquisitions to date and do not have any commitments for any specific acquisition at this time. Our ability to make and successfully integrate acquisitions is unproven. Future acquisitions may not strengthen our competitive position and may be viewed negatively by our customers, financial markets or investors, and we may not achieve our goals in a timely manner, or at all. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, operating results, financial condition and cash flows. Acquisitions may also reduce our cash available for operations and other uses, and could also result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. For example, the semiconductor industry is currently experiencing significant shortages of capacity, which has resulted in a lengthening of the manufacturing lead time for our products and could be impacting the normal forecasting and ordering patterns of our customers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses. For example, our revenue declined 2.5% in fiscal year 2021, increased 0.4% in fiscal year 2020 and declined 23% in fiscal year 2019. We incurred a net loss in fiscal years 2021, 2020, and 2019, respectively. For the six months ended July 31, 2021, while our revenue increased by 42.7% compared to the same period in fiscal year 2021, we incurred a net loss of $18.0 million. We may experience similar fluctuations or declines in revenue or net losses in the future, which would harm our financial results.

If we do not generate revenue growth, we may not be able to execute our business plan and our operating results could suffer.

We believe that our future revenue growth, if any, will significantly depend on our ability to expand within our existing camera markets, such as the existing professional IP security and home security and monitoring camera markets, and successfully penetrate new markets, such as the OEM automotive, robotics and industrial markets, with our new AI computer vision SoC solutions.  We believe that executing upon our business plan requires us to continue to develop new SoCs and new software to address the particular requirements of these markets. Accordingly, we continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Our revenue declined 2.5% in fiscal year 2021, increased 0.4% in fiscal year 2020 and declined 23% in fiscal year 2019. We incurred net loss in fiscal years 2021, 2020, and 2019, respectively. For the six months ended July 31, 2021, while our revenue increased by 42.7% compared to the same period in fiscal year 2021, we incurred a net loss of $18.0 million. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 88%, 90% and 87% of our total revenue in fiscal years 2021, 2020 and 2019, respectively. For the six months ended July 31, 2021, sales to customers in Asia accounted for approximately 89% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of July 31, 2021, we had approximately $215.0 million in debt security investments. These investments consisted primarily of money market funds, commercial paper, asset-backed securities, U.S. government securities and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment which could adversely impact our financial results and position.

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

We sell a significant percentage of our solutions through a single distributor, Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 63%, 60% and 58% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2021, 2020 and 2019, respectively, and approximately 62% of our revenue was derived from sales through Wintech for the six months ended July 31, 2021. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of Wintech. In January 2020, WPG acquired approximately 17% of Wintech, but indicated it intended to remain a passive investor in Wintech. The acquisition of Wintech by WPG could have an adverse impact on our relationship with Wintech. Our current agreement with Wintech is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Our customers purchase components used in the manufacture of their cameras from various sources of supply, often involving several specialized components, including lenses, sensors, and memory chips. Any supply shortage or delay in delivery by third-party component suppliers, or a third-party supplier’s cessation or shut down of its business, may prevent or delay production of our customers’ products. As a result of delays in delivery or supply shortages of third-party components, orders for our solutions may be delayed or canceled and our business may be harmed. For example, a disruption in the availability of image sensors from Sony Corporation as a result of the April 14, 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in the second and third quarters of fiscal year 2017. The semiconductor industry is currently experiencing shortages of certain devices, which has impacted, and may continue to impact, our customers’ ability to build their products and negatively impact our customers’ demand for our solutions. Similarly, our ability to generate design wins in some markets, such as the automotive OEM market, requires us to collaborate with third-party software suppliers in order to offer a complete solution to customers. Our inability to successfully collaborate with such third-party suppliers, or such suppliers’ inability to develop and deliver software, could harm our ability to achieve design wins and harm our business. Errors or defects within a camera system or in the manner in which the various components interact could prevent or delay production of our customers’ products, which could harm our business.

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

In October 2019, our security camera customers Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, and Zhejiang Dahua Technology Co., Ltd., or Dahua, were added to the Entity List of the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, or Commerce, which imposes limitations on the supply of certain U.S. items to the listed entities. In December 2020, certain affiliated entities of our customer Shenzhen Dajiang Baiwang Technology Co., Ltd., or Dajiang Baiwang, were added to the Entity List.  While the addition of Hikvision, Dahua and affiliates of Dajiang Baiwang to the Entity List negatively impacts our ability to ship items subject to BIS regulations to these listed entities, we have determined that we are able to ship some SoC products to the listed entities in compliance with applicable law. Notwithstanding our ability to continue to supply some SoC products to the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to Hikvision, Dahua and Dajiang Baiwang, or our other China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

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

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1(2)	Ambarella, Inc. 2021 Equity Incentive Plan.

10.2	Amendment No. 6 to Sales Representative Agreement dated May 1, 2021 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2021.
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

AMBARELLA, INC.

Date: September 8, 2021	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 8, 2021	By:	/s/ Kevin C. Eichler
Kevin C. Eichler
Chief Financial Officer