Form 10-Q
period 2021-10-31
AMBARELLA INC
filed 2021-12-10
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

The number of ordinary shares of the Registrant outstanding as of December 2, 2021 was 37,003,100 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	October 31,	January 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$457,760	$241,274
Marketable debt securities	—	199,434
Accounts receivable, net	44,776	24,974
Inventories	47,039	26,081
Restricted cash	10	10
Prepaid expenses and other current assets	5,789	5,531
Total current assets	555,374	497,304
Property and equipment, net	8,498	5,530
Deferred tax assets, non-current	11,467	10,914
Intangible assets, net	15,267	18,703
Operating lease right-of-use assets, net	11,958	9,659
Goodwill	26,601	26,601
Other non-current assets	4,190	4,569
Total assets	$633,355	$573,280
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	27,071	21,124
Accrued and other current liabilities	48,909	48,126
Operating lease liabilities, current	3,494	2,911
Income taxes payable	1,358	962
Deferred revenue, current	787	844
Total current liabilities	81,619	73,967
Operating lease liabilities, non-current	9,053	7,525
Other long-term liabilities	13,448	16,812
Total liabilities	104,120	98,304
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2021 and January 31, 2021, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at October 31, 2021 and January 31, 2021, respectively; 36,925,142 shares issued and outstanding at October 31, 2021; 35,547,440 shares issued and outstanding at January 31, 2021	17	16
Additional paid-in capital	420,153	347,458
Accumulated other comprehensive income	—	1,219
Retained earnings	109,065	126,283
Total shareholders’ equity	529,235	474,976
Total liabilities and shareholders' equity	$633,355	$573,280

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue	$92,167	$56,090	$241,627	$160,848
Cost of revenue	34,541	21,298	90,817	63,078
Gross profit	57,626	34,792	150,810	97,770
Operating expenses:
Research and development	41,362	36,573	118,794	103,575
Selling, general and administrative	17,475	14,468	49,323	41,348
Total operating expenses	58,837	51,041	168,117	144,923
Loss from operations	(1,211)	(16,249)	(17,307)	(47,153)
Other income, net	407	673	1,218	3,231
Loss before income taxes	(804)	(15,576)	(16,089)	(43,922)
Provision (benefit) for income taxes	(1,560)	1,502	1,129	3,375
Net income (loss)	$756	$(17,078)	$(17,218)	$(47,297)
Net income (loss) per share attributable to ordinary shareholders:
Basic	$0.02	$(0.49)	$(0.47)	$(1.37)
Diluted	$0.02	$(0.49)	$(0.47)	$(1.37)
Weighted-average shares used to compute net income (loss) per share attributable to ordinary shareholders:
Basic	36,792,187	34,819,880	36,391,676	34,460,172
Diluted	39,046,274	34,819,880	36,391,676	34,460,172

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net income (loss)	$756	$(17,078)	$(17,218)	$(47,297)
Other comprehensive income (loss), net of tax:
Net change and reclassification of unrealized gains (losses) on investments	(608)	(224)	(1,219)	595
Other comprehensive income (loss), net of tax	(608)	(224)	(1,219)	595
Comprehensive income (loss)	$148	$(17,302)	$(18,437)	$(46,702)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2021	35,547,440	$16	$347,458	$1,219	$126,283	$474,976
Issuance of shares through employee equity incentive plan	643,120	—	6,741	—	—	6,741
Issuance of shares through employee stock purchase plan	82,783	—	3,694	—	—	3,694
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	17,128	—	—	17,128
Other comprehensive income (loss) - net of tax	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	(10,818)	(10,818)
Balance--April 30, 2021	36,273,343	16	375,021	792	115,465	491,294
Issuance of shares through employee equity incentive plan	371,293	—	1,461	—	—	1,461
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	17,639	—	—	17,639
Other comprehensive income (loss) - net of tax	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(7,156)	(7,156)
Balance--July 31, 2021	36,644,636	16	394,121	608	108,309	503,054
Issuance of shares through employee equity incentive plan	244,507	1	2,200	—	—	2,201
Issuance of shares through employee stock purchase plan	35,999	—	3,513	—	—	3,513
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	20,319	—	—	20,319
Other comprehensive income (loss) - net of tax	—	—	—	(608)	—	(608)
Net income	—	—	—	—	756	756
Balance--October 31, 2021	36,925,142	$17	$420,153	$—	$109,065	$529,235

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2020	33,805,609	$15	$261,220	$768	$186,069	$448,072
Issuance of shares through employee equity incentive plan	478,643	—	6,463	—	—	6,463
Issuance of shares through employee stock purchase plan	83,564	—	2,660	—	—	2,660
Stock repurchase	(25,719)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	15,214	—	—	15,214
Other comprehensive income (loss) - net of tax	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(15,463)	(15,463)
Balance--April 30, 2020	34,342,097	15	284,557	405	170,606	455,583
Issuance of shares through employee equity incentive plan	268,739	—	344	—	—	344
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	16,294	—	—	16,294
Other comprehensive income (loss) - net of tax	—	—	—	1,182	—	1,182
Net loss	—	—	—	—	(14,756)	(14,756)
Balance--July 31, 2020	34,610,836	15	301,195	1,587	155,850	458,647
Issuance of shares through employee equity incentive plan	361,886	1	1,102	—	—	1,103
Issuance of shares through employee stock purchase plan	99,367	—	3,164	—	—	3,164
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	17,041	—	—	17,041
Other comprehensive income (loss) - net of tax	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	(17,078)	(17,078)
Balance--October 31, 2020	35,072,089	$16	$322,502	$1,363	$138,772	$462,653

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,218)	$(47,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,139	8,868
Amortization (accretion) of premium (discount) on marketable debt securities, net	1,034	348
Stock-based compensation	60,267	51,407
Deferred income taxes	(553)	(63)
Other non-cash items, net	(517)	(94)
Changes in operating assets and liabilities:
Accounts receivable	(19,802)	(5,624)
Inventories	(20,958)	(741)
Prepaid expenses and other current assets	(275)	238
Other non-current assets	878	683
Accounts payable	5,947	(297)
Accrued and other current liabilities	2,359	9,887
Income taxes payable	396	1,020
Deferred revenue	(57)	477
Operating lease liabilities	(2,681)	(1,656)
Other long-term liabilities	265	1,160
Net cash provided by operating activities	18,224	18,316
Cash flows from investing activities:
Purchase of investments	(118,726)	(175,265)
Sales of investments	208,132	57,936
Maturities of investments	107,760	92,897
Purchase of tangible and intangible assets	(6,235)	(1,529)
Net cash provided by (used in) investing activities	190,931	(25,961)
Cash flows from financing activities:
Stock repurchase	—	(1,000)
Proceeds from exercise of stock options and employee stock purchase plan	11,127	6,504
Payment for intangible assets	(3,796)	(3,753)
Net cash provided by financing activities	7,331	1,751
Net increase (decrease) in cash, cash equivalents and restricted cash	216,486	(5,894)
Cash, cash equivalents and restricted cash at beginning of period	241,284	231,412
Cash, cash equivalents and restricted cash at end of period	$457,770	$225,518
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,294	$937
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to tangible and intangible assets additions	$1,346	$3,656

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

The Company also assessed the impacts of COVID-19 on the above accounting matters as of October 31, 2021 and through the date of issuing this report. While it is difficult to quantify the impact of COVID-19, the future magnitude and duration of COVID-19, as well as other associated factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods.

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

The Company considers all highly liquid debt security investments with original maturities of less than three months at the time of purchase to be cash equivalents. Debt security investments that are highly liquid with original maturities at the time of purchase greater than three months are considered marketable debt securities. The Company classifies these investments as “available-for-sale” (AFS) securities. The Company estimates the expected losses whenever a security’s fair value is below its amortized cost basis. The expected loss is computed at an individual security level using the discounted cash flow method with the effective interest rate on the purchase date. In the determination of credit-related losses, the Company excludes securities with zero loss expectation such as assets backed by government agencies. There are various factors considered in its assessment of credit-related losses, including the extent to which the fair value is less than the amortized cost basis, adverse conditions related to an industry or an underlying loan obligator, the payment structure of the security, changes to the rating of the security and other factors that may affect the security credit. The credit-related portion of the loss is recognized in Other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in Accumulated other comprehensive income in the condensed consolidated balance sheets. As of October 31, 2021, the Company fully liquidated all of the investments in debt securities and realized all of the gains and losses in the condensed consolidated statements of operations.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the sums are presented on the condensed consolidated statements of cash flows:

	As of
	October 31, 2021	January 31, 2021	October 31, 2020	January 31, 2020
	(in thousands)
Cash and cash equivalents	$457,760	$241,274	$225,508	$231,403
Restricted cash	10	10	10	9
Total as presented in the condensed consolidated statements of cash flows	$457,770	$241,284	$225,518	$231,412

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the three and nine months ended October 31, 2021 and 2020, respectively.

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

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases in fiscal year 2020. As a result, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the practical expedient that does not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU and liability calculation if it is reasonably certain that the Company will exercise the option. The Company's finance leases were immaterial as of October 31, 2021 and January 31, 2021, respectively.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the three and nine months ended October 31, 2021 and 2020, respectively.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to satisfied but unbilled performance obligations associated with its engineering service agreements at the reporting date. As of October 31, 2021 and January 31, 2021, the contract assets for these unbilled receivables were not material. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. For the three and nine months ended October 31, 2021 and 2020, the Company did not recognize any material revenue adjustment, respectively, related to performance obligations satisfied in prior periods released from this deferred revenue. As of October 31, 2021 and January 31, 2021, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of October 31, 2021 and January 31, 2021, respectively. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to an original expected contract duration of one year or less and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Cost of Revenue

Cost of revenue includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, stock-based compensation, logistics and quality assurance, warranty cost, royalty expense, write-downs of inventories and allocation of overhead.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment and tools and allocation of facility costs, net of any research and development grants. As of October 31, 2021, there was approximately $1.4 million of grants recorded in prepaid expenses and other current assets and approximately $0.9 million of grants recorded in other non-current assets in the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

None.

2. Financial Instruments and Fair Value

The Company invests a portion of its cash in debt securities that are denominated in United States dollars. The investment portfolio consists of money market funds, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets. As of October 31, 2021, the Company fully liquidated all of the investments and reported the remaining cash equivalents in the condensed consolidated balance sheets as follows:

	As of October 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$20	$—	$—	$20
Commercial paper	—	—	—	—
Corporate bonds	—	—	—	—
Asset-backed securities	—	—	—	—
U.S. government securities	—	—	—	—
Total cash equivalents and marketable debt securities	$20	$—	$—	$20

	As of January 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$171	$—	$—	$171
Commercial paper	66,181	—	—	66,181
Corporate bonds	102,108	980	(7)	103,081
Asset-backed securities	15,740	164	—	15,904
U.S. government securities	29,383	82	—	29,465
Total cash equivalents and marketable debt securities	$213,583	$1,226	$(7)	$214,802

	As of
	October 31, 2021	January 31, 2021
	(in thousands)
Included in cash equivalents	$20	$15,368
Included in marketable debt securities	—	199,434
Total cash equivalents and marketable debt securities	$20	$214,802

 The contractual maturities of the investments at October 31, 2021 and January 31, 2021 were as follows:
	As of
	October 31, 2021	January 31, 2021
	(in thousands)
Due within one year	$20	$135,899
Due within one to three years	—	78,903
Total cash equivalents and marketable debt securities	$20	$214,802

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income in the condensed consolidated balance sheets. The credit-related losses were not material for the three and nine months ended October 31, 2020, respectively. As of October 31, 2021, the Company fully liquidated all of the investment in debt securities and realized all of the gains and losses in the condensed consolidated statement of operations.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of October 31, 2021 and January 31, 2021, respectively:

	As of October 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$20	$20	$—	$—
Commercial paper	—	—	—	—
Corporate bonds	—	—	—	—
Asset-backed securities	—	—	—	—
U.S. government securities	—	—	—	—
Total cash equivalents and marketable debt securities	$20	$20	$—	$—

	As of January 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$171	$171	$—	$—
Commercial paper	66,181	—	66,181	—
Corporate bonds	103,081	—	103,081	—
Asset-backed securities	15,904	—	15,904	—
U.S. government securities	29,465	—	29,465	—
Total cash equivalents and marketable debt securities	$214,802	$171	$214,631	$—

3. Inventories

Inventories at October 31, 2021 and January 31, 2021 consisted of the following:

	As of
	October 31, 2021	January 31, 2021
	(in thousands)
Work-in-progress	$30,240	$18,219
Finished goods	16,799	7,862
Total	$47,039	$26,081

4. Property and Equipment, Net

Depreciation expense was approximately $0.7 million and $0.6 million for the three months ended October 31, 2021 and 2020, respectively, and was approximately $1.9 million and $1.9 million for the nine months ended October 31, 2021 and 2020, respectively. Property and equipment at October 31, 2021 and January 31, 2021 consisted of the following:

	As of
	October 31, 2021	January 31, 2021
	(in thousands)
Computer equipment and software	$14,316	$11,525
Machinery and equipment	7,368	6,946
Furniture and fixtures	1,158	969
Leasehold improvements	2,621	2,237
Construction in progress	1,419	331
	26,882	22,008
Less: accumulated depreciation and amortization	(18,384)	(16,478)
Total property and equipment, net	$8,498	$5,530

5. Intangible Assets, Net

The intangible assets primarily consist of $4.0 million of developed technology and $11.3 million of software licenses, net of amortization expense. In the third quarter of fiscal year 2022, the Company determined that the underlying project incorporating the in-process research and development (“IPR&D”) from the acquisition of VisLab S.r.l., or VisLab, was completed. As a result, the acquired $4.1 million of IPR&D was reclassified as definite-lived developed technology and will amortize over its estimated economic life of 7 years.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of October 31, 2021, $5.7 million was recorded in accrued and other current liabilities and $2.6 million was recorded in other long-term liabilities in the condensed consolidated balance sheets. The carrying amounts of intangible assets as of October 31, 2021 and January 31, 2021 were as follows:

	As of October 31, 2021			As of January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$—	$—	$—	$4,100	$—	$4,100
Developed technology	4,100	(147)	3,953	—	—	—
Software licenses	21,708	(10,394)	11,314	21,043	(6,440)	14,603
Total intangible assets, net	$25,808	$(10,541)	$15,267	$25,143	$(6,440)	$18,703

The amortization expense related to the intangible assets was approximately $1.7 million and $1.7 million for the three months ended October 31, 2021 and 2020, respectively, and was approximately $4.7 million and $4.8 million for the nine months ended October 31, 2021 and 2020, respectively. The expected future amortization expense related to these intangible assets as of October 31, 2021 is as follows:

As of
October 31, 2021
Fiscal Year	(in thousands)
2022 (3 months remaining)	$1,665
2023	7,292
2024	3,478
2025	782
2026	586
Thereafter	1,464
Total future amortization expenses:	$15,267

The Company is required to test the impairment prior to changing the IPR&D from an indefinite-lived asset to a finite-lived asset. There were no intangible asset impairments for the three and nine months ended October 31, 2021 and 2020, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at October 31, 2021 and January 31, 2021 consisted of the following:

	As of
	October 31, 2021	January 31, 2021
	(in thousands)
Accrued employee compensation	$20,459	$18,105
Accrued rebates	253	391
Accrued product development costs	16,305	21,157
Software license liabilities, current	5,677	5,582
Other accrued liabilities	6,215	2,891
Total accrued and other current liabilities	$48,909	$48,126

7. Leases

The Company has entered into various operating leases for its worldwide office facilities. During the nine months ended October 31, 2021, the Company extended its existing Shanghai office lease for an additional three years beginning December 1, 2021 to November 30, 2024 and extended its existing Hong Kong office lease for an additional five years beginning December 1, 2021 to November 30, 2026. The Company also leased an additional space for its Shanghai office for a period of 40 months starting from August 1, 2021 through November 30, 2024. The Company recorded an aggregate increase of approximately $4.4 million to the operating lease right-of-use assets and corresponding operating lease liabilities in the condensed consolidated balance sheets as a result of these lease extensions and additional leased space.

The operating lease expense was approximately $0.9 million and $0.8 million for the three months ended October 31, 2021 and 2020, respectively. The operating lease expense was approximately $2.5 million and $2.2 million for the nine months ended October 31, 2021 and 2020, respectively. The Company's short-term leases and finance leases were not material as of October 31, 2021 and January 31, 2021, respectively.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended

	October 31, 2021	October 31, 2021
	(in thousands)
Cash paid for operating leases included in operating cash flows	$918	$2,681
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$95	$272
Leased assets obtained in exchange for operating lease liabilities arising from lease modifications	$1,112	$2,799

As of October 31, 2021, the weighted average remaining lease term is 3.81 years, and the weighted average discount rate is 3.55 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
October 31, 2021
Fiscal Year	(in thousands)
2022 (3 months remaining)	$951
2023	3,698
2024	3,474
2025	3,267
2026	1,431
Thereafter	485
Total future annual minimum lease payments	13,306
Less: interest	(759)
Total lease liabilities	$12,547

8. Other Long-Term Liabilities

Other long-term liabilities at October 31, 2021 and January 31, 2021 consisted of the following:

	As of
	October 31, 2021	January 31, 2021
	(in thousands)
Unrecognized tax benefits, including interest	$9,224	$8,966
Deferred tax liabilities, non-current	1,287	1,288
Software license liabilities, non-current	2,630	6,259
Other long-term liabilities	307	299
Total other long-term liabilities	$13,448	$16,812

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively.

Ordinary shares

As of October 31, 2021 and January 31, 2021, a total of 200,000,000 ordinary shares were authorized.

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

As of October 31, 2021 and January 31, 2021, the following ordinary shares were reserved for future issuance under the EIP and ESPP:

	As of
	October 31, 2021	January 31, 2021
Shares reserved for options, restricted stock and restricted stock units under EIP	7,671,344	5,981,741
Shares reserved for ESPP	2,624,704	2,299,143

Shares repurchased

         On May 29, 2019, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s ordinary shares through June 30, 2020. On March 16, 2020, the Company repurchased a total of 25,719 shares for approximately $1.0 million in cash. On May 29, 2020, the Board approved an extension of this program for an additional twelve months ending June 30, 2021. On May 25, 2021, the Board extended the repurchase program for another 12 months through June 30, 2022.There were no ordinary shares repurchased in the nine months ended October 31, 2021. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. As of October 31, 2021, there was approximately $49.0 million available for repurchases under the repurchase program through June 30, 2022.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation:
Cost of revenue	$391	$368	$1,073	$981
Research and development	13,725	11,496	36,444	31,402
Selling, general and administrative	7,937	7,113	22,750	19,024
Total stock-based compensation	$22,053	$18,977	$60,267	$51,407

During the three and nine months ended October 31, 2021, approximately $1.7 million and $5.1 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets, respectively. As of October 31, 2021, total unrecognized compensation cost related to unvested stock options was $2.4 million and is expected to be recognized over a weighted-average period of 2.13 years. Total unrecognized compensation cost related to unvested restricted stock units was $198.6 million and is expected to be recognized over a weighted-average period of 2.45 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Stock Options:
Volatility	—	52%	51%	52%
Risk-free interest rate	—	0.40%	0.98%	0.52%
Expected term (years)	—	5.81	5.27	5.84
Dividend yield	—	0%	0%	0%
Employee stock purchase plan awards:
Volatility	54%	58%	57%	59%
Risk-free interest rate	0.05%	0.12%	0.06%	0.21%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2021	719,143	$38.33
Granted	14,700	110.19	$50.28
Exercised	(229,051)	25.37		$19,201
Forfeited	(7,401)	69.40
Expired	(1,146)	9.86
Outstanding at October 31, 2021	496,245	46.05			4.64	$69,365
Exercisable at October 31, 2021	411,465	$42.64			3.90	$58,916

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on October 31, 2021 was $185.83, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2021	2,871,801	$51.73
Granted	1,113,417	122.39
Vested	(1,029,869)	50.81
Forfeited	(48,983)	66.60
Unvested at October 31, 2021	2,906,366	$78.88

As of October 31, 2021, the aggregate intrinsic value of unvested restricted stock units was $540.1 million.

11. Net Income (Loss) Per Ordinary Share

The following table sets forth the computation of basic and diluted net income (loss) per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$756	$(17,078)	$(17,218)	$(47,297)
Denominator:
Weighted-average ordinary shares - basic	36,792,187	34,819,880	36,391,676	34,460,172
Effect of potentially dilutive securities:
Employee stock options	327,417	—	—	—
Restricted stock units	1,921,723	—	—	—
Employee stock purchase plan	4,947	—	—	—
Weighted-average ordinary shares - diluted	39,046,274	34,819,880	36,391,676	34,460,172
Net income (loss) per ordinary share:
Basic	$0.02	$(0.49)	$(0.47)	$(1.37)
Diluted	$0.02	$(0.49)	$(0.47)	$(1.37)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net income (loss) per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Options to purchase ordinary shares	13,399	701,113	269,713	734,506
Restricted stock units	51	1,233,679	1,105,083	1,316,682
Employee stock purchase plan	3,446	23,144	9,010	26,494
	16,896	1,957,936	1,383,806	2,077,682

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Loss before income taxes	$(804)	$(15,576)	$(16,089)	$(43,922)
Provision (benefit) for income taxes	(1,560)	1,502	1,129	3,375
Effective tax rate	194.2%	(9.6)%	(7.0)%	(7.7)%

The Company recorded an income tax benefit of $1.6 million and an income tax provision of $1.5 million for the three months ended October 31, 2021 and 2020, respectively. The change from an income tax provision to an income tax benefit was primarily due to the changes in the amounts of pre-tax income, changes to the Company’s estimated annual effective tax rate, and an increase in tax benefits from excess stock-based compensation deductions. The Company recorded an income tax provision of $1.1 million and $3.4 million for the nine months ended October 31, 2021 and 2020, respectively. The decrease in income tax expense was primarily due to an increase in the U.S. federal research tax credit, and an increase in tax benefits from excess stock-based compensation deductions.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2021, the gross amount of unrecognized tax benefits was approximately $28.1 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of October 31, 2021 and January 31, 2021, total manufacturing purchase commitments were approximately $66.0 million and $48.2 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. As of October 31, 2021, there was no material loss recognized in the condensed consolidated balance sheets from adverse purchase commitments.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of October 31, 2021 and January 31, 2021, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Taiwan	$59,412	$35,073	$153,135	$96,846
Asia Pacific	21,323	14,642	60,122	43,635
Europe	4,432	1,970	11,837	6,856
North America other than United States	5,984	2,433	13,117	8,449
United States	1,016	1,972	3,416	5,062
Total revenue	$92,167	$56,090	$241,627	$160,848

As of October 31, 2021, substantially all of the Company’s property and equipment, net, was located in the United States, Asia Pacific region and Europe with approximate net amounts of $3.1 million, $4.0 million and $1.5 million, respectively.

Major Customers

For the three and nine months ended October 31, 2021, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 63.1% and 13.4% of total revenue for the three months ended October 31, 2021, respectively, and accounted for approximately 62.7% and 14.9% of total revenue for the nine months ended October 31, 2021, respectively. For the three and nine months ended October 31, 2020, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 62.3% and 17.6% of total revenue for the three months ended October 31, 2020, respectively, and accounted for approximately 60.4% and 17.4% of total revenue for the nine months ended October 31, 2020, respectively. Accounts receivable with Wintech and Chicony were approximately $23.5 million and $12.4 million as of October 31, 2021, respectively.

15. Subsequent Events

On November 5, 2021, the Company completed the 100% voting rights acquisition of Oculii Corporation, a privately-held Ohio-based company that develops adaptive radar perception algorithms for automotive, including advanced driver assistance systems and autonomous vehicle driving systems, and other commercial applications, for an aggregate consideration of $307.5 million in cash, subject to customary adjustments for cash, indebtedness, transaction expenses and working capital. In addition, the Company assumed all unvested options to purchase Oculii capital stock that were held by continuing Oculii service providers, subject to customary adjustments with respect to the exercise price and number of shares underlying such options. The incurred acquisition related costs of $1.6 million were recorded in the operating expenses in the condensed consolidated statements of operations in the third quarter of fiscal 2022. Due to the limited time since the acquisition date, and the size and complexity of the transaction, the accounting for the business combination and the assumed unvested options are not yet complete. Accordingly, the Company is not able to provide the allocation of consideration paid to the assets acquired or liabilities assumed and the fair value of the assumed unvested options as of the filing of the condensed consolidated financial statements, but it is expected that the transaction will result in an increase to the Company’s net assets and goodwill.

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

Overview

We are a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, or AI, processing, advanced image signal processing and high-resolution video compression. Since inception, we have primarily served human viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. In the last several years, our development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision, or CV, and our CV SoCs integrate our state-of-the-art video processor technology together with our deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of CV algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, terrain mapping, and face recognition. CVflow can process other sensor modalities including lidar and radar, and allows customers to differentiate their products by porting their own, or third party, neural networks and/or classical CV algorithms to our CVflow-based SoCs. Our SoC designs fully integrate AI, computer vision functionality, HD video processing, image processing, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These CV-based technologies are allowing us to address a broader range of markets and applications requiring AI video features, including IP security cameras, a variety of automotive cameras, consumer cameras, and industrial and robotic markets and applications. We anticipate that our CV technology will also enable us to capture more content per electronic system.

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

Financial Highlights and Trends

•

We recorded revenue of $92.2 million and $241.6 million for the three and nine months ended October 31, 2021, respectively. This represented increases of 64.3% and 50.2% for the three and nine months ended October 31, 2021, respectively, as compared to the same periods in the prior fiscal year. The increases in revenue were primarily attributable to continued adoption of our CV-based solutions in the IP security and automotive camera markets. In the professional IP security camera market, strong growth in the Asia and North America regions, together with continued sales penetration into the Europe region, resulted in a significant revenue increase in this market. In the home IP security camera market, revenue growth continued to be led by the North America region. A recovery in the automotive OEM and aftermarket applications in the Asia region, as well as continued adoption of our SoCs in the automotive fleet market, contributed an increase in revenue in the automotive markets. The increased revenues from the IP security and automotive camera markets were partially offset by decreased revenues in the consumer camera markets.

•

We recorded operating losses of $1.2 million and $17.3 million for the three and nine months ended October 31, 2021, respectively, as compared to operating losses of $16.2 million and $47.2 million for the three and nine months ended October 31, 2020, respectively. The decreased operating losses were primarily due to increases in revenue and gross profit, partially offset by increased operating expenses. The increased operating expenses, mainly in support of automotive markets and applications for our computer vision-based solutions, related primarily to increased personnel costs associated with headcount growth and benefit programs as well as increased engineering related costs, partially offset by decreased chip tape-out costs due to the timing, complexity and number of chips in development.

•

We generated cash flows from operating activities of $18.2 million for the nine months ended October 31, 2021, as compared to $18.3 million for the nine months ended October 31, 2020. The decreased cash flows from operating activities were primarily due to increased inventory purchases associated with longer supply chain lead times, increased accounts receivable associated with the timing of sales and decreased liabilities associated with the timing of payments to our suppliers. The decreased cash flows from operating activities were partially offset by a lower net loss for the nine months ended October 31, 2021.

•

During the three months ended October 31, 2021, we liquidated all of our marketable debt security investments for total cash consideration of $215.1 million to partially finance the acquisition of Oculii Corporation, or Oculii Corp., which was completed on November 5, 2021.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue	$92,167	$56,090	$241,627	$160,848
Cost of revenue	34,541	21,298	90,817	63,078
Gross profit	57,626	34,792	150,810	97,770
Operating expenses:
Research and development	41,362	36,573	118,794	103,575
Selling, general and administrative	17,475	14,468	49,323	41,348
Total operating expenses	58,837	51,041	168,117	144,923
Loss from operations	(1,211)	(16,249)	(17,307)	(47,153)
Other income, net	407	673	1,218	3,231
Loss before income taxes	(804)	(15,576)	(16,089)	(43,922)
Provision (benefit) for income taxes	(1,560)	1,502	1,129	3,375
Net income (loss)	$756	$(17,078)	$(17,218)	$(47,297)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	37	38	38	39
Gross profit	63	62	62	61
Operating expenses:
Research and development	45	65	49	64
Selling, general and administrative	19	26	20	26
Total operating expenses	64	91	69	90
Loss from operations	(1)	(29)	(7)	(29)
Other income, net	—	1	1	2
Loss before income taxes	(1)	(28)	(6)	(27)
Provision (benefit) for income taxes	(2)	3	1	2
Net income (loss)	1%	(31)%	(7)%	(29)%

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

We have historically experienced seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being the higher revenue quarter. This fluctuation has been driven primarily by increased sales in IP security and consumer camera markets as our customers build inventories in preparation for the holiday shopping season. As we transition away from consumer markets, seasonal impact has decreased. Our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

Comparison of the Three and Nine Months Ended October 31, 2021 and 2020

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$92,167	$56,090	$36,077	64.3%	$241,627	$160,848	$80,779	50.2%

The increased revenue for the three and nine months ended October 31, 2021, as compared to the same periods in the prior fiscal year, was primarily attributable to continued adoption of our CV-based solutions in the IP security and automotive camera markets. In the professional IP security camera market, strong growth in the Asia and North America regions, together with continued sales penetration into the Europe region, resulted in a significant revenue increase in this market. In the home IP security camera market, revenue growth continued to be led by the North America region. A recovery in the automotive OEM and aftermarket applications in the Asia region, as well as continued adoption of our SoCs in the automotive fleet market, contributed an increase in revenue in the automotive markets. The increased revenues from the IP security and automotive camera markets were partially offset by decreased revenues in the consumer camera markets.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$34,541	$21,298	$13,243	62.2%	$90,817	$63,078	$27,739	44.0%
Gross profit	57,626	34,792	22,834	65.6%	150,810	97,770	53,040	54.2%
Gross margin	62.5%	62.0%	—	0.5%	62.4%	60.8%	—	1.6%

Cost of revenue increased for the three and nine months ended October 31, 2021, as compared to the same periods in the prior fiscal year, primarily due to increased revenue, partially offset by favorable product mix.

Gross margin increased for the three and nine months ended October 31, 2021, as compared to the same periods in the prior fiscal year, primarily due to an increase in the percentage of our total revenue that was derived from the higher gross margin automotive markets. Customer concentration shift from the China region to Asia regions other than China and to North America in the professional IP security camera market also contributed an improvement to the gross margin for the three and nine months ended October 31, 2021.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$41,362	$36,573	$4,789	13.1%	$118,794	$103,575	$15,219	14.7%

Research and development expense increased for the three and nine months ended October 31, 2021, as compared to the same periods in the prior fiscal year, primarily due to increased personnel costs and engineering related costs. For the three and nine months ended October 31, 2021, personnel costs increased by approximately $4.8 million and $13.0 million, respectively, as a result of issuance of stock awards, employee benefit programs and an increase in headcount. Our engineering headcount was 618 at October 31, 2021 compared to 568 at October 31, 2020. Engineering related costs, including equipment expense, outside service and facility related expenses associated with the support of new SoCs and related software, increased by approximately $2.3 million and $5.5 million for the three and nine months ended October 31, 2021, respectively. The increase was partially offset by decreased SoC development costs due to the timing, complexity and number of chips in development. For the three and nine months ended October 31, 2021, SoC development costs decreased by approximately $2.3 million and $3.2 million, respectively.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$17,475	$14,468	$3,007	20.8%	$49,323	$41,348	$7,975	19.3%

Selling, general and administrative expense increased for the three and nine months ended October 31, 2021, as compared to the same periods in the prior fiscal year, primarily due to increased personnel costs and professional services in support of business development in the IP security, automotive and robotics markets. For the three and nine months ended October 31, 2021, personnel costs increased by approximately $2.0 million and $8.1 million, respectively, as a result of issuance of stock awards, employee benefit programs and an increase in headcount. Our selling, general and administrative headcount increased from 178 at October 31, 2020 to 188 at October 31, 2021. The increase was also attributable to approximately $1.6 million of additional expense from professional services associated with the acquisition of Oculii Corp., for the three and nine months ended October 31, 2021, respectively. The increase was partially offset by a reduction in facility related expenses of approximately $0.5 million and $1.5 million for the three and nine months ended October 31, 2021, respectively, caused by additional facility allocation to engineering in support of new SoCs and related software for the automotive markets as well as the development of computer vision-based solutions.

Other Income, Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Other income, net	$407	$673	$(266)	(39.5)%	$1,218	$3,231	$(2,013)	(62.3)%

The decrease in other income, net, for the three and nine months ended October 31, 2021, as compared to the same periods in the prior fiscal year, was primarily due to lower yields from our debt security investments and losses from foreign currency transactions and remeasurements, partially offset by increased realized gains from the liquidation of our debt security investments. For the nine months ended October 31, 2021, the decrease was also attributable to lower interest from our cash deposits with financial institutions.

Provision (benefit) for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(1,560)	$1,502	$(3,062)	(203.9)%	$1,129	$3,375	$(2,246)	(66.5)%
Effective tax rate	194.2%	(9.6)%	—	203.8%	(7.0)%	(7.7)%	—	0.7%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter. The Company updates its estimate of the annual effective tax rate each quarter, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. This could result in a higher or lower effective tax rate during a particular quarter, based on the mix and timing of actual earnings or losses versus annual projections.

The change from an income tax provision to an income tax benefit for the three months ended October 31, 2021, as compared to the same period in the prior fiscal year, was primarily due to changes in the amounts of pre-tax income, changes to the Company’s estimated annual effective tax rate, and an increase in tax benefits from excess stock-based compensation deductions. The decrease in income tax expense for the nine months ended October 31, 2021, as compared to the same period in the prior fiscal year, was primarily due to an increase in the U.S. federal research tax credit, and an increase in tax benefits from excess stock-based compensation deductions.

Liquidity and Capital Resources

As of October 31, 2021 and January 31, 2021, we had cash, cash equivalents and marketable debt securities of approximately $457.8 million and $440.7 million, respectively.  During the three months ended October 31, 2021, we liquidated all of our marketable debt security investments for total cash consideration of $215.1 million in anticipation of our acquisition of Oculii Corp.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$18,224	$18,316
Net cash provided by (used in) investing activities	190,931	(25,961)
Net cash provided by financing activities	7,331	1,751
Net increase (decrease) in cash, cash equivalents and restricted cash	$216,486	$(5,894)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the nine months ended October 31, 2021, as compared to the same period in the prior fiscal year, primarily due to increased inventory purchases associated with longer supply chain lead times, increased accounts receivable due to the timing of sales and decreased liabilities associated with the timing of payments to our suppliers. The decrease was partially offset by a lower net loss for the nine months ended October 31, 2021.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased for the nine months ended October 31, 2021, as compared to net cash used in investing activities for the same period in the prior fiscal year, primarily due to an additional $165.1 million of cash receipts from sale and maturity of debt securities, as well as $56.5 million of less expenditure on investment of debt securities. The increase was partially offset by approximately $4.7 million of additional payments for tangible and intangible assets purchase.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased for the nine months ended October 31, 2021, as compared to the same period in the prior fiscal year, primarily due to approximately $4.6 million of additional cash proceeds from option exercises and employee stock purchase withholding and $1.0 million of cash used for repurchasing our ordinary shares under the stock repurchase program in the prior fiscal year that did not recur in the current fiscal period.

Stock Repurchase Program

No ordinary shares were repurchased in the nine months ended October 31, 2021. During the second quarter of fiscal year 2022, our Board of Directors approved an extension of the prior $50.0 million repurchase program for an additional twelve months ending June 30, 2022. As of October 31, 2021, $49.0 million remained available for repurchases under the current repurchase program through June 30, 2022. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Operating and Capital Expenditure Requirements

As of October 31, 2021, we had cash and cash equivalents of approximately $457.8 million. On November 5, 2021, we completed our acquisition of Oculii Corp., for $307.5 million in cash. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities or borrowing funds commercially, we may become subject to covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of October 31, 2021, we had purchase obligations with our independent contract manufacturers of $66.0 million.

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

Off-Balance Sheet Arrangements

As of October 31, 2021, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2021 and January 31, 2021, we had cash, cash equivalents and marketable debt securities totaling $457.8 million and $440.7 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” (as defined in Rules 13a- 15(e) and 15d- 15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of October 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•

We are subject to risks related to our ability to successfully integrate and to realize anticipated synergies, on a timely basis or at all, in connection with the Oculii Corp. merger and other strategic transactions we may undertake.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2021, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or Wintech, our distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 63% and 16% of total revenue, respectively. For the nine months ended October 31, 2021, the customers representing 10% or more of revenue were Wintech and Chicony, which accounted for approximately 63% and 15% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Some of our customers may require our products and our third-party contractors to undergo a qualification process that does not assure product sales. If we are unsuccessful or delayed in qualifying these products or third-party contractors with a customer, our business and operating results could suffer.

Prior to purchasing our products, some of our customers, particularly in the automotive market, may require that our products and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may take several months and qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third party contractors’ manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying these products with a customer, sales of the products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

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

Our competitors range from large, international companies with greater resources offering a wide range of semiconductor products to smaller, nimble companies specializing in narrow markets. In the security camera market, our primary competitors include AMLogic Inc., Axera Technology Co., Ltd., Goke Microelectronics Co., Ltd., HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Ingenic Semiconductor Co., Ltd., Lumissil Microsystems, Novatek Microelectronics Corp., or Novatek, OmniVision Technologies, Inc., Qualcomm Incorporated, or Qualcomm, SigmaStar Technology Corp., Socionext Inc., or Socionext, an entity created from the merger of the system LSI businesses of Fujitsu Ltd. and Panasonic Corporation, and Texas Instruments Incorporated, or Texas Instruments, as well as vertically integrated divisions of security camera device OEMs, including Axis, Hanwha Techwin, and Google LLC, which is owned by Alphabet, Inc. In the automotive camera market, we primarily compete against Allwinner Technology Co., Ltd., Horizon Robotics Inc., iCatch Technology, Inc., Mobileye, a subsidiary of Intel Corporation, or Intel, Novatek, NVIDIA Corporation, or NVIDIA, NXP Semiconductors N.V., Qualcomm, Renesas Electronics Corporation, Texas Instruments and Xilinx Inc. In the robotics and emerging applications markets, our primary competitors are Fuzhou Rockchip Electronics Co., Ltd., NVIDIA, Qualcomm, and Texas Instruments. In the other applications markets, our primary competitors are HiSilicon, Movidius Ltd., a subsidiary of Intel, NVIDIA, Qualcomm, Socionext, and vertically integrated divisions of our OEM customer, Shenzhen Dajiang Baiwang Technology Co., Ltd., or Dajiang Baiwang.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $140.8 million, $129.7 million and $128.1 million in fiscal years 2021, 2020 and 2019, respectively. For the nine months ended October 31, 2021, our research and development expense was $118.8 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 10 and 5 nanometer, or nm, costs significantly more than required to develop in larger process nodes, such as 28nm or 14nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our industry is characterized by high demand and intense competition for talent, particularly for engineering personnel.  The pool of qualified candidates is limited, particularly in Silicon Valley and parts of Asia for very-large-scale integration, or VLSI, and artificial intelligence and computer vision engineers, and certain of our competitors and potential competitors with greater resources have directly targeted our employees.  In addition, we also face competition in hiring artificial intelligence engineers, including from companies with which we do not directly compete. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively, and to grow our business, depends on our ability to attract new employees and to retain and motivate our existing employees.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the nine months ended October 31, 2021, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 63% and 15% of total revenue, respectively. As of October 31, 2021, accounts receivable with Wintech and Chicony were approximately $23.5 million and $12.4 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

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

Our acquisition of Oculii Corp. involves a number of risks, including, among others, risks associated with our use of a significant portion of our cash, other financial risks, integration risks, and risks associated with the reactions of customers and suppliers.

On November 5, 2021, we completed our acquisition of Oculii Corp. In connection with the transaction, Oculii became a wholly owned subsidiary of the Company. The benefits we expect to realize from this acquisition will depend, in part, on our ability to integrate the businesses successfully and efficiently.

We entered into the merger agreement with Oculii with the expectation that the merger will result in various benefits to us, including certain technology and operational efficiencies or synergies. To realize these anticipated benefits, the businesses and certain technologies of Ambarella and Oculii must be successfully integrated. Historically, Ambarella and Oculii have been independent companies, and they were operated as such until the completion of the merger. The integration may be complex and time consuming and may require substantial resources and effort. Our management may face significant challenges in consolidating the operations of Ambarella and Oculii, integrating the technologies, procedures, and policies, as well as addressing the different corporate cultures of the two companies and retaining key personnel. If the companies or technology are not successfully integrated, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Our existing or prospective customers, licensees, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to us, delay or defer other decisions concerning us, or otherwise seek to change the terms on which they do business with us. Any of the above could harm us, and thus decrease the benefits we expect to receive from the merger.

In addition, the acquisition may also result in significant charges or other liabilities, including taxes, that could adversely affect our results of operations, such as cash expenses and non-cash accounting charges incurred in connection with the acquisition and/or integration of the business and operations of Ambarella and Oculii. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the transaction could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, results of operations, financial condition or cash flows.

The Oculii acquisition or potential future acquisitions involve a number of risks, including, among others, those associated with our use of a significant portion of our cash and other financial risks.

We used a significant portion of our cash in connection with the acquisition of Oculii, which was completed on November 5, 2021. Our use of cash to fund the Oculii acquisition has reduced our liquidity and any future acquisitions may also reduce our liquidity. Using cash to fund acquisitions may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions.

Our acquisition of Oculii and any acquisitions we may make in the future could disrupt our business, cause dilution to our shareholders, reduce our financial resources and harm our business.

Prior to our acquisition of Oculii, we had not made any acquisitions since our acquisition of VisLab S.r.l., or VisLab, in June 2015. Our ability to make and successfully integrate acquisitions is unproven. The Oculii acquisition and any future acquisitions may not strengthen our competitive position and may be viewed negatively by our customers, financial markets or investors, and we may not achieve our goals in a timely manner, or at all. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, operating results, financial condition and cash flows. Acquisitions may also reduce our cash available for operations and other uses, and could also result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. For example, the semiconductor industry is currently experiencing significant shortages of capacity, which has resulted in a lengthening of the manufacturing lead time for our products and could be impacting the normal forecasting and ordering patterns of our customers. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses. For example, our revenue declined 2.5% in fiscal year 2021, increased 0.4% in fiscal year 2020 and declined 23% in fiscal year 2019. We incurred a net loss in fiscal years 2021, 2020, and 2019, respectively. For the nine months ended October 31, 2021, while our revenue increased by 50.2% compared to the same period in fiscal year 2021, we incurred a net loss of $17.2 million. We may experience similar fluctuations or declines in revenue or net losses in the future, which would harm our financial results.

If we do not generate revenue growth, we may not be able to execute our business plan and our operating results could suffer.

We believe that our future revenue growth, if any, will significantly depend on our ability to expand within our existing camera markets, such as the existing professional IP security and home security and monitoring camera markets, and successfully penetrate new markets, such as the OEM automotive, robotics and industrial markets, with our new AI computer vision SoC solutions.  We believe that executing upon our business plan requires us to continue to develop new SoCs and new software to address the particular requirements of these markets. Accordingly, we continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. Our revenue declined 2.5% in fiscal year 2021, increased 0.4% in fiscal year 2020 and declined 23% in fiscal year 2019. We incurred net loss in fiscal years 2021, 2020, and 2019, respectively. For the nine months ended October 31, 2021, while our revenue increased by 50.2% compared to the same period in fiscal year 2021, we incurred a net loss of $17.2 million. Accordingly, if we are unable to generate or maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 88%, 90% and 87% of our total revenue in fiscal years 2021, 2020 and 2019, respectively. For the nine months ended October 31, 2021, sales to customers in Asia accounted for approximately 88% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

We sell a significant percentage of our solutions through a single distributor, Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 63%, 60% and 58% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2021, 2020 and 2019, respectively, and approximately 63% of our revenue was derived from sales through Wintech for the nine months ended October 31, 2021. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of Wintech. In January 2020, WPG acquired approximately 17% of Wintech, but indicated it intended to remain a passive investor in Wintech. The acquisition of Wintech by WPG could have an adverse impact on our relationship with Wintech. Our current agreement with Wintech is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated October 26, 2021, by and among Ambarella, Inc., Ohio Merger Sub, Inc., Oculii Corp. and Shareholder Representative Services LLC.

3.1(2)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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

AMBARELLA, INC.

Date: December 10, 2021	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 10, 2021	By:	/s/ John Young
John Young
Vice President, Finance