Form 10-K
period 2022-01-31
AMBARELLA INC
filed 2022-04-01
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2021, was approximately $2.8 billion based upon the closing price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of March 24, 2022: 38,065,304 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of shareholders to be held on or about June 7, 2022 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Factors that could affect such forward-looking statements include, but are not limited to, risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the potential impact of the COVID-19 pandemic on our operations or the operations of our supply chain or our customers; our ability to timely produce sufficient quantities of our products on a cost-effective basis through our third-party vendors; the commercial success of our customers’ products; our growth strategy; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions, including our ability to license software modules; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate; our expectations regarding the adoption of computer vision technology; economic and geopolitical factors beyond our control; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K; and those discussed in other documents we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

For purposes of this Annual Report, the terms “Ambarella”, “the Company”, “we”, “us” and “our” refer to Ambarella, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

Ambarella is a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, or AI, processing, advanced image signal processing and high-resolution video compression. Our technologies make cameras smarter, enabling features such as person detection, object classification, and analytics, in addition to performing complex data analysis in real time, delivering high quality imagery, and preserving vital system resources such as power and network bandwidth. We specialize in the development of deployable, scalable designs for intelligent cameras, offering a proven path to mass production.

Incorporated in 2004, we have primarily served human-viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. We are now leveraging our human-viewing heritage to pursue the machine sensing market. Our recent development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision, or CV, and our CV SoCs integrate our state-of-the-art video processor technology together with our recently developed deep learning neural network processing technology, which we refer to as CVflow®. The CVflow-architecture supports a variety of computer vision algorithms, including, object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, terrain mapping, and face recognition. In addition, CVflow can process other sensor modalities, including lidar, radar, time of flight, thermal and near infrared (NIR), and allows customers to differentiate their products by porting their own or third party neural networks and/or classical computer vision algorithms to our CVflow-based SoCs.  Our CV technology is creating opportunities for us to address a broader range of markets and applications while also allowing us to capture more content per electronic system.

In November 2021, we completed our acquisition of Oculii Corp., a developer of high definition radar technology. Oculii’s adaptive AI software algorithms are designed to enable radar perception using current production radar chips to achieve significantly higher resolution, longer range and greater accuracy. Oculii’s software can be deployed on our existing CVflow SoCs, operating in conjunction with leading radar RF solutions to significantly increase safety and reliability.

In January 2022, we introduced our new CV3 AI central domain controller family of SoCs.  CV3 is specifically architected for automated driving applications.  In addition to offering our existing advanced camera perception processing, CV3 adds sensor fusion and planning layers that enable a broader set of fully automated devices.

As described below, Ambarella’s products are now used in a wide variety of human viewing and computer vision applications, including  a variety of automotive camera systems, video security cameras, mobile and fixed robots and industrial applications, and consumer devices, such as action, drone and 360° cameras.  For our fiscal years ended January 31, 2022, 2021and 2020, we recorded revenue of $331.9 million, $223.0 million and $228.7 million, respectively. For the fiscal years ended January 31, 2022, 2021 and 2020, we incurred net losses of $26.4 million, $59.8 million and $44.8 million, respectively. We have generated cash from operations in each fiscal year starting from 2009.

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

We believe the CV end-point market, sometimes referred to as the system’s edge, requires a fundamentally different SoC architecture versus the GPU, FPGA and CPU approach commonly utilized in the datacenter.  Our CV SoCs are optimized for the requirements of the end-point market to provide highly accurate results, significant processing power, small form factor and minimal latency while consuming very low amounts of power and simultaneously delivering both human viewing and computer vision functionality, often while supporting multiple cameras and multiple AI applications with a single SoC incorporated in an end-point device.  In addition, privacy and security can be enhanced, as critical personal information may not need to enter the network infrastructure.

Our first CV SoC was introduced in 2018 and CV3 is our third generation computer vision SoC family. Our development efforts are now focused on SoCs that provide both human viewing and computer vision functionality.  With the acquisition of Oculii, we also now complement our advanced camera perception capabilities with advanced radar perception to enable higher levels of autonomy.

We are focusing on the automotive and Internet-of-Things (IoT) end markets:

•

Automotive Cameras. Cameras are utilized for a variety of applications in the automotive market and our products are designed into both original equipment manufacturer (OEM) and aftermarket applications. We address the following automotive market applications:

▪

Automotive Video Recorders (also known as data loggers). These video cameras are pre-installed in vehicles or mounted (aftermarket) to record events for reconciliation, such as for insurance and liability, driver scoring or training, and security purposes. We offer solutions for both OEM and aftermarket drive recording devices, some of which include advanced driver assistance systems (ADAS) features.

▪

Electronic Mirrors. One or more cameras, in conjunction with an electronic display, are used to augment, or in some cases replace, reflective glass rear view and/or side view mirrors to provide a wider and unobstructed field of view.  Smart electronic mirrors that incorporate our CV SoCs may also help with detecting objects in blind spots, overtaking vehicles and vulnerable road users, such as pedestrians and bicycles.

▪

Front Advanced Driver Assistance System (ADAS) Cameras. These front-facing cameras are often positioned behind the rearview mirror, enabling functions such as automatic emergency braking, lane departure warning, forward collision warning, intelligent headlight control, and speed assistance functions, many of which are required by an increasing number of regional New Car Assessment Programs, or NCAP.  The most advanced front ADAS cameras generally require ultra high definition (UHD) resolution and advanced CV processing, which can be critical for long-distance object detection with a wide field-of-view, and extremely low power due to their inherently small form factor.

▪

Cabin Monitoring System (CMS) and Driver Monitoring System (DMS) Cameras. These interior mounted cameras track drivers and passengers to help prevent accidents by alerting a drowsy or distracted driver and assisting with the deployment of safety features, such as airbags. These interior cameras may also be utilized by service providers, in particular with autonomous vehicles, to create new business opportunities in which in-cabin information, collected through cameras, may be monetized. Our solutions process our customers’ interior-sensing algorithms at high speeds and with low power consumption, and are effective even at night via onboard RGB-infrared processing. Our DMS solutions can be integrated with supplementary camera applications, including electronic mirror, front ADAS, and high-resolution driver recording.

▪

Central domain controllers for L2+ to L4 Autonomous Vehicles. We continue to advance our research in critical areas of autonomous vehicle development, such as vehicle detection, obstacle detection, pedestrian detection, lane detection, traffic sign recognition, stereovision processing, and sensor fusion and planning, enabling us to design strong platforms for applications ranging from Level2+ autopilot to full autonomy. Our new CV3 SoC offers significantly higher levels of processing performance to execute the complex software stack required at higher levels of autonomy.  A single CV3 SoC is capable of providing the perception processing (for a wide range of sensing suites incorporating multiple cameras, radars and other sensing modalities), fusion processing, and planning processing.

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

▪

Home IP Security Cameras. Home security cameras are designed for home or small business use and may be connected to cloud services and applications via home networks using WiFi. These cameras may require very low bitrate operation to support high-definition (HD) resolution over limited bandwidth connections, while their small form factors or battery powered design may require very low power operation.  Form factors include smart video door-bells and video-enabled lights. Embedded computer vision technology supports advanced functions, including intruder and pet detection, face recognition and package monitoring.

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

▪

Sensing Cameras.  Our CV SoCs enable sensing cameras that analyze video using AI-based algorithms running in the camera to provide remote users with updates, warnings or business data based on the analysis. Since no video, audio or image data needs to leave the camera, privacy can be prioritized. Applications for sensing cameras include elderly monitoring, building occupancy monitoring and retail store business analytics.

•

Other IoT Applications.   Cameras for the home, public spaces and consumer leisure applications that provide HD video quality increasingly include embedded connectivity to share and display video. Our low power, high-resolution and connected solutions can be found in a variety of cameras, including wearable body cameras, sports action cameras, social media cameras, drones for capturing aerial video or photographs, video conferencing and virtual reality applications.

Our Competitive Strengths

Our platform technology solutions provide performance attributes that satisfy the stringent demands of the camera market, enable integration of HD video and image capture capabilities in portable devices, and provide computer vision capabilities that address the evolving needs of the automotive and IoT markets. We believe that our leadership is the result of our competitive strengths, including:

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

•

Deep Sensor Fusion. Ambarella provides the AI perception processing for cameras, and with the acquisition of Oculii we provide software that enables HD radar perception on 3rd party radar processors.  Our CV3 SoC integrates camera and radar perception processing on the same SoC, allowing data from both camera and radar sensors to be fused at a deeper data level, which we believe will facilitate improved levels of perception accuracy.

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

•

Comprehensive and Flexible Software. Our years of investment in developing and optimizing our comprehensive and flexible software serve as the foundation of our high-performance video application solutions. Key components of our software include highly customized middleware that integrates many unique features for efficient scheduling and other system-level functions, and firmware that is optimized to reduce power requirements and improve performance. In addition, we provide to our customers full-function software development kits with a suite of application programming interfaces or APIs, which allow customers to rapidly integrate our solution, adjust product specifications and provide additional functionality to their systems, thereby enabling them to differentiate their product offerings and reduce time to market. We also provide extensive software tools to map algorithms from commonly-used AI frameworks such as PyTorch or TensorFlow into our proprietary CVflow architecture.  Our SDKs contain reference code for specific features that customers can quickly deploy.

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

Central Domain Controller. Our new CV3 central domain controller family offers significantly higher levels of processing performance than our prior solutions, allowing us to provide the incremental processing power to execute the complex software stack required for higher levels of autonomy. This scalable, power-efficient CVflow family of SoCs provides AI processing performance of up to 500 eTOPS. Featuring up to 16 Arm® CPU cores, the CV3 provides up to a 30x boost in CPU performance over our prior generations in support of autonomous vehicle software applications. The CV3 family enables centralized, single-chip processing for multi-sensor perception, including high-resolution vision, radar, ultrasonic and lidar, as well as deep fusion for multiple sensor modalities and AV path planning.  The central domain controller in autonomous vehicles is connected to the camera, radar and other sensor suites. Using neural network and traditional computer vision processing, the domain controller fuses the sensor data and perceives the vehicle’s surroundings. Based on this multi-sensor surround perception, the domain controller estimates a safe driving path for the vehicle. In addition, the domain controller can simultaneously process in-cabin sensing applications, including driver and occupant monitoring. The CV3 family of products also supports zonal AI domain controllers and edge AI processors for front ADAS systems.

CVflow SoCs. Our AI architecture, incorporated into our CV family of SoCs, extracts and processes data from video streams, enabling our customers to develop intelligent camera systems.  These SoCs combine advanced image processing, high-resolution video encoding and CVflow AI processing in a single, low-power design to enable a new class of smart edge devices for applications including smart home security, retail monitoring, consumer robotics, and occupancy monitoring.

Vision Processor SoCs. Our video and image processing SoCs, based on our proprietary architecture, integrate an advanced image sensor pipeline (ISP), H.264 and/or H.265 encoders, and a powerful ARM CPU for advanced analytics, flight control, WiFi streaming, and other user applications.  Our unique architecture and advanced process node technology lowers power consumption while maintaining high performance for security camera and consumer applications such as connected drones, sports cameras, and 360º (VR) cameras.

High Definition Radar.  Through our acquisition of Oculii, we offer adaptive AI software algorithms designed to enable radar perception using current production radar chips to achieve significantly higher resolution, longer range and greater accuracy. These improvements eliminate the need for specialized high-resolution radar chips, which have significantly higher power consumption and cost than conventional radar solutions. Oculii’s software can be deployed on Ambarella’s existing CVflow SoCs, operating in conjunction with leading radar RF solutions to increase safety and reliability.

Serializer/Deserializers.  Our B6 and B8 SerDes (Serializer/Deserializer) products are mixed-signal (analog and digital) semiconductors used to transport data short distances (up to 10 meters) from a CMOS image sensor, often in a remote camera location, to our video and CV SoCs.  The SerDes chips are used to add additional camera(s) to an automotive application, as well as used as a bridge chip for other automotive applications, such as MIPI combiner, splitter and display drivers.  Our SerDes chips are also used in security applications, for example, ATMs may use a single B6 chip for connecting multiple remote cameras to a single video processor SoC.

Software Modules.  In the future, we may separately license proprietary software modules that can be used in conjunction with a customer’s internally developed software and/or with third-party software.  Features that may be licensed include functionality for a variety of automotive applications, including dataloggers, front-facing ADAS systems, eMirrors and in-cabin applications.

The chart below describes our current product lines:

Technology

Our semiconductor processing solutions enable artificial intelligence and computer vision processing, HD, UHD and 8K UHD (up to 7680 x 4320p60) video and image processing, and video compression, sharing and display while offering exceptional power, size, and performance characteristics.

Key differentiators of our technology include:

•

flexible and scalable CVflow processors for deep learning, HD radar processing and other CV algorithms that cover a broad range of consumer, professional and automotive requirements from around one eTOP to 500 eTOPs with power and die size efficiency;

•	stereo/optical flow processing engines for robust CV processing with high performance and power efficiency;
•

scalable image processing and video compression engines that cover consumer, professional and automotive requirements from Full HD to 8K video performance levels as well as multiple image sensors simultaneously to support multiple viewpoints, including surround view and virtual reality applications;

•	algorithms for image processing including deep learning augmented processing for challenging low light and high dynamic range conditions for robust CV and human viewing with high power efficiency.
•	algorithms and software for scalable and robust HD radar processing using sparse antenna arrays using machine learning and adaptive transmit waveforms for lower cost and better power efficiency;
•

deep learning algorithms and software for multi class 2D/3D object detection and segmentation, including vehicles, pedestrians, cycles, road markings, traffic signs and traffic lights optimized for our CV2 and CV3 SoC families;

•	algorithms and software for stereo obstacle detection to provide robust safety in the event of obstacles that are not in the training data;
•	autonomous driving stack modules optimized for our CV3 SoC family, including fusion for multiple cameras and sensor modalities, mapping and localization algorithms and planning;
•	algorithms to compress video signals with high compression and power efficiency at multiple operating points;
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

Our technology platform is based on a high-performance, low-power architecture supported by a high level of system integration. The building blocks of our platform are illustrated below:

Complete SoC, System Software, AI Development Tools, Reference Designs
System Integration Expertise
Enable safety-critical auto applications
Functional Safety Design Methodology
Enabling HD Video plus AI in small form factor cameras
Low Power Design Methodology
Multi-core, multi-threaded architecture
High Performance Chip Architecture
Advanced Image Processing, AI-Based Image Processing
Smart H.264/H.265 Video Compression
Oculii Patented Adaptive AI Radar Algorithms
CVflow
Deep Neural Network AI Processor
250 + International Patents Filed

Our technology platform enables the capture of high-resolution still images and UHD video while simultaneously performing CV processing and encoding for high-quality storage and lower resolution real time streaming.

CVflow

Our proprietary AI computer vision processing architecture, known as CVflow™, uses a flexible hardware engine programmed with a data flow graph algorithm description to achieve increased performance while minimizing die size and power consumption. This description allows the hardware to maximize use of its resources by exploiting all available parallelism without software intervention.  The CVflow architecture specifies data flow connections between a set of optimized AI and computer vision operators, such as the convolution and matrix multiply functions that are used for deep learning algorithms. The CVflow architecture also supports a variety of other algorithms, including radar processing, stereo obstacle detection and sensor fusion.  Our platform allows customers to differentiate their products by porting and optimizing their own algorithms and neural networks to our CVflow-based chips from industry-standard training tools and APIs.

Computer Vision and Radar Technology

Computer vision is a core technology that complements our proprietary image processing and video compression technology. We have developed efficient deep learning algorithms for object detection and segmentation leveraging our deep understanding of the CVflow processor. A significant feature of our CV SoCs is support for HD stereo and HD radar based depth sensing. We believe HD stereo and HD radar are complementary sensor modalities that provide robust depth information after fusion.  This depth information provides an important augmentation to monocular computer vision processing, resulting in an extra margin of safety for autonomous driving and other applications. Monocular processing depends on training to detect obstacles, and may not detect obstacles that are not represented in the training set. Stereo cameras and radar detect obstacles without relying on training for specific obstacle categories because the depth information is used to directly construct a three-dimensional model of the camera’s surroundings, including any obstacles. This allows more robust decisions to be made in applications such as autonomous driving.

Compatible Family of SoC Solutions

Our current SoC designs integrate our fully-programmable and highly-efficient CVflow architecture, UHD image processing and video compression, applications processing and system functions onto a single chip, delivering exceptional performance, quality and power efficiency with differentiated features. Our multi-core DSP architecture is highly scalable and balances software programmability with hardware-accelerated performance to achieve extremely low power consumption and maximized camera battery life. We have used this scalability to develop an extensive family of software compatible SoCs with a wide range of performance and price points (CV28, CV25, CV22, CV2, CV2FS, and CV5). This scalable, programmable architecture provides our customers with the flexibility they need to quickly develop a wide range of differentiated products. Additionally, our SoCs integrate mixed signal (analog/digital) functionality and high speed interfaces required for interfacing to advanced high-speed CMOS sensors and industry standard interfaces such as PCI-E, USB 3.2 and HDMI 2.0.  Our next generation CV3 family extends our CVflow architecture to cover L2+/L3/L4 autonomous driving and other high performance safety critical applications. The CV3 family will cover multiple performance and price points as we have done with the CV2 family with a software compatible SDK.

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

We also provide a toolkit to accelerate the development of computer vision algorithms onto our hardware. We provide tools to map and optimize algorithms developed in commonly used computer vision frameworks such as PyTorch or TensorFlow into our proprietary CVflow architecture. We also provide a framework for development of higher-level computer vision tasks.  This enables our customers to write complex computer vision algorithms with multiple tasks running in parallel on multiple processing engines, as would be required in applications such as autonomous driving.

Software Modules

We are developing optimized software modules to give customers the option to leverage our expertise and reduce development time and expense.  These modules include HD radar processing for standalone and central radar processing, DL based low light and HDR image processing, monocular and stereo camera perception, and autonomous driving stack modules optimized for the CV3 family, including fusion for multiple cameras and sensor modalities, mapping and localization algorithms and planning.

AmbaClear

Our proprietary image signal processing architecture, known as AmbaClear, incorporates advanced algorithms to convert raw sensor data to UHD video and/or still images. Image processing algorithms include sensor, lens and color correction, HDR tone mapping, color processing and de-mosaicing to reconstruct a full color image from incomplete color samples and specialized color filters, noise filtering, detail enhancement and image format conversion. For example, raw sensor data can be captured at up to 32-megapixel (8K) resolution at 60 frames per second. This image processing reduces noise in the sensor data and improves color, contrast and sharpness resulting in improved computer vision performance, enhanced human viewing and enhanced storage and transmission efficiencies. Our WDR and HDR processing capabilities handle greater dynamic range between the lightest and darkest areas of an image, permitting video images to reveal details that would otherwise be lost against a bright background. We have developed efficient scalable deep learning algorithms for advanced low light processing and HDR tone mapping that augment our image processing hardware. These algorithms provide significant image quality improvements over our standard image processing while running in real time at HD and higher resolutions. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera and surround view applications. Our RGB- infrared fusion capability allows a single sensor to produce simultaneous RGB and infrared images for sensing and improved low light performance.

AmbaCast

Our proprietary UHD video compression architecture, known as AmbaCast, incorporates advanced algorithms for motion estimation, motion-compensated 3D temporal filtering, mode decision and AI based rate control. Successful implementation of these computationally intensive steps has helped us maximize compression efficiency. We support H.264 and H.265 video compression standard with our H.265 providing up to 2x better compression efficiency compared to our H.264 video compression technology.

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

Sales to customers in Asia accounted for approximately 88%, 88%, and 90% of our total revenue in the fiscal years ended January 31, 2022, 2021, and 2020, respectively. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. To date, all of our sales have been denominated in U.S. dollars.

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

In fiscal year 2022, the customers representing 10% or more of revenue were Wintech Microelectronics Co., Ltd., or Wintech, our Asia-based distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer that manufactures products for multiple end-customers, which accounted for approximately 62% and 13% of total revenue, respectively. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue.

Sales and Marketing

We sell our solutions worldwide using our direct sales force and our distributors. We have direct sales personnel covering the United States, Asia and Europe, and we operate sales offices in Santa Clara, California and Hong Kong, and business development offices in China, Germany, Japan, South Korea, and Taiwan. In addition, in each of these locations we employ a staff of field applications engineers to provide direct engineering support locally to our customers.

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

Research and Development

We believe our technology is a competitive advantage and we engage in substantial research and development efforts to develop new products and integrate AI computer vision capabilities into our HD and UHD video processing solutions. We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. As of January 31, 2022, 75% of our employees are engaged in research and development. Our research and development team is comprised of both semiconductor and software designers. Our semiconductor design team has extensive experience in large-scale semiconductor design, including architecture description, logic and circuit design, implementation and verification. Our software design team has extensive experience in development and verification of software for the HD video market. Because the integration of hardware and software is a key competitive advantage of our solutions, our hardware and software design teams work closely together throughout the product development process. The experience of our hardware and software design teams enables us to effectively assess tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented in hardware and in software.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the IoT market, our primary competitors include AMLogic Inc., Fuzhou Rockchip Electronics Co., Ltd., HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Ingenic Semiconductor Co., Ltd., Novatek Microelectronics Corp., or Novatek, NVIDIA Corporation, or NVIDIA, OmniVision Technologies, Inc., Qualcomm Incorporated, or Qualcomm, SigmaStar Technology Corp., and Socionext Inc. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Horizon Robotics Inc., iCatch Technology, Inc., Mobileye, a subsidiary of Intel Corporation, Novatek, NVIDIA, NXP Semiconductors N.V., Qualcomm, Renesas Electronics Corporation, and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products competitive with ours.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2022, we had 266 issued patents in the United States, 99 of which were continuation or divisional patents, 10 issued patents in Europe, 7 issued patents in China, 6 issued patents in Japan and 80 pending patent applications in the United States. The issued patents in the United States expire beginning in 2024 through 2040. Many of our issued patents and pending patent applications relate to image and video processing and HD video compression, AI processing, system level camera, and radar perception applications spanning multiple market segments.

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

As of January 31, 2022, we employed a total of 899 people, including 245 in the United States, 583 in Asia, primarily in China and Taiwan, and 71 in Europe. Approximately 75% of our employees are engaged in research and development, 2% in operations, and 23% in sales, marketing, and administration. As of January 31, 2022, females represented 30% of our outside directors, 22% of senior management, 17% of our technical roles, and 21% of our total workforce. Of our total employee workforce, 39% is represented by a work council in Taiwan. The work council group, which is common in Taiwan, is comprised of employees elected by the general employee base in that location. We consider our global employee relations to be good. Despite employees working in geographically disparate locations and differences in cultures, we strive to treat all employees as part of one team working together. Our Chief Executive Officer holds quarterly town hall style meetings with employees of all of our offices to keep employees apprised of company activities and objectives and to provide an opportunity for all employees to meet and ask questions.

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

The average tenure of our employees is approximately 6.8 years and approximately 27% of our employees have been employed by us for more than 10 years. We believe our compensation and benefits packages, combined with our culture that promotes teamwork, innovation and hands-on experience from the first day of employment, contribute to low employee turnover and an above-average tenure. We monitor employee turnover rates by region and our company as a whole. Our worldwide voluntary employee turnover rate in fiscal year 2022 was approximately 6.3%.

Our primary focus during the COVID-19 pandemic has been protecting the health and safety of our employees and the communities in which we operate. In our locations that have experienced consistently high rates of infection, such as the United States and Italy, employees have primarily worked remotely since March 2020, except for those few performing a small number of tasks that cannot be performed remotely. In other locations, employees have worked from home during certain periods of the pandemic as recommended by local health officials.

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

Summary of Risk Factors

Our business and our industry is subject to numerous risks and uncertainties, including those described in the following Risk Factors.  These risks include, but are not limited to, the following:

•	The COVID-19 pandemic could adversely affect our business in a material way, including closure of our offices or the facilities of our suppliers or customers.

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

•

If we fail to develop and introduce new or enhanced solutions that meet market requirements on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

•	If we fail to penetrate new markets, including the automotive OEM ADAS market, our revenue and financial condition could be harmed.

•	Our target markets may not grow or develop as we currently expect and are subject to market risks, any of which could harm our business, revenue and operating results.

•

Our ability to sell our products to certain China customers has been restricted.  In addition, we are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets, including China.

•

Global economic and political conditions, including possible trade tariffs and trade restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.  Our primary inventory warehouse is located in Hong Kong and may be affected by political, social and economic conditions in Hong Kong.

•	We face political and other risks conducting business in Taiwan, particularly due to its relationship with China.

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

The global COVID-19 pandemic has significantly affected the populations and businesses of many countries. Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have been causing, and are expected to continue to cause, disruption to our operations. We have had to impose remote or work from home conditions for varying periods of time in many of our offices, including the United States, China, Italy, Japan, South Korea and Taiwan. If such remote or work from home conditions continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Approximately 350 of our employees are located in Taiwan and approximately 200 employees are located in China, and lengthy closures of these offices could significantly disrupt our software engineering and customer support operations. In addition, we and our suppliers, third-party distributors and customers have been, and are expected to continue to be, disrupted by quarantines and restrictions on certain employees’ ability to perform their jobs, office closures or restrictions, disruptions to shipping infrastructure, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing activities or the operations of our suppliers, third-party distributors or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. Disruptions may also adversely affect our customers’ ability to manufacture their products, which in turn could reduce their demand for our products.

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

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, in the past we have secured design wins for camera products that were never commercially released by our customer or did not sell in volumes initially forecast by the customer, as a result of factors beyond our control. If products incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer. Similarly, if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM, which could negatively impact our business.

If we fail to penetrate new markets, our revenue and financial condition could be harmed.

We believe that our future revenue growth, if any, will significantly depend on our ability to expand within the Intelligence of Things (IoT) camera markets with our new artificial intelligence, or AI, computer vision SoC solutions, and the OEM automotive, robotics and industrial markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate, or if the development of such markets is delayed or impacted by factors outside of our control, such as the COVID-19 pandemic, or if we are unable to penetrate them successfully with our solutions, our revenue could decline, and our financial condition would be negatively impacted. Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of our time and resources and we cannot assure you that we will secure design wins from these or other companies or that we will achieve meaningful revenue from the sales of our solutions into these markets. We anticipate that as we continue to move into new markets, such as the OEM automotive, robotics and industrial markets, we will face competition from larger competitors with greater resources and more history in these markets. If we fail to penetrate these or other new markets we are targeting, our financial condition would likely suffer.  Moreover, if we are successful in achieving design wins in these new markets, it will likely take longer to generate revenue from such design wins than in our current markets.

If we fail to develop and introduce new or enhanced solutions on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies. To compete successfully, we must design, develop, market and sell enhanced solutions that provide increasingly higher levels of performance and functionality and that meet the technical and cost expectations of our customers. Our existing or future solutions could be rendered obsolete by the introduction of new products by our competitors; convergence of other markets with or into the camera market; the market adoption of products based on new or alternative technologies; the emergence of new industry standards applicable to our solutions; or the requirement of additional functionality included in video processors. In addition, some of the markets for our solutions are characterized by frequent introduction of next-generation and new products, short product life cycles, increasing demand for added functionality and significant price competition. As we develop and introduce new solutions, we face the risk that customers may not value or be willing to bear the cost of incorporating these newer solutions into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of the newer solutions, customers may be unwilling to adopt our new solutions due to design or pricing constraints. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations would suffer.

Our failure to anticipate or timely develop new or enhanced solutions in response to technological shifts could result in decreased revenue and our competitors achieving design wins that we sought. In particular, we may experience difficulties with product design, development of new software, manufacturing, marketing or qualification that could delay or prevent our development, introduction or marketing of new or enhanced solutions. In addition, for some markets, such as the automotive OEM market, we need to establish and maintain relationships with third-party suppliers or software providers in order to effectively market our solutions to end-customers. Failure to establish these relationships could harm our ability to achieve design wins. Delays in product development could impair our relationships with our customers and negatively impact sales of our solutions under development. If we fail to introduce new or enhanced solutions that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share, and our operating results will be adversely affected.

Shortages in, or increased costs of, wafers and materials could adversely impact our gross margins and lead to reduced revenues.

Worldwide manufacturing capacity for silicon wafers is relatively inelastic. If the demand for silicon wafers or assembly material exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. The semiconductor industry is currently experiencing significant shortages of manufacturing capacity, which has resulted in a lengthening of the manufacturing lead time for our products. If this capacity shortage continues for an extensive period of time, it could negatively impact our ability to meet our customer’s demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. In addition, silicon wafers constitute a material portion of our product cost. If we are unable to purchase wafers at favorable prices, our results of operations and financial condition will be adversely affected. It is also possible during this time of supply chain capacity shortage that customers may place orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves.

Our primary inventory warehouse is located in Hong Kong and may be affected by continued political, social and economic conditions in Hong Kong.

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or logistic partners. Hong Kong has experienced, and continues to experience, political unrest and social strife. In response to national security legislation adopted by the Chinese government, the U.S. Secretary of State certified to the U.S. Congress in May 2020 that Hong Kong no longer maintains a sufficient degree of autonomy from China to warrant special treatment by the U.S. While such certification does not have an immediate impact on Hong Kong for trade or other purposes, this action represents an escalation in political and trade tensions involving the U.S, China and Hong Kong. In addition, the Bureau of Industry and Security, or BIS, has imposed additional restrictions on exports and reexports of U.S.-controlled items to Hong Kong by removing preferential treatment that Hong Kong used to receive and imposing more stringent licensing requirements similar to those applicable to China. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2022, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or Wintech, our distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 62% and 13% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Our customers generally take a considerable amount of time to evaluate our solutions. The typical time from early engagement by our sales force to actual product introduction runs from nine to 12 months for IoT markets and potentially significantly longer in the OEM automotive, robotics and industrial markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense and generated no revenue. If we were unable to generate revenue after incurring substantial expenses to develop any of our solutions, our business would suffer.

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

The global semiconductor market in general, and the computer vision and video/image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as existing competitors improve or expand their product offerings. We also expect that the trend among large OEMs to seek to develop their own semiconductor solutions will continue and expand, particularly in camera markets experiencing consolidation, such as the IP security market. In addition, in our newer markets, such as the OEM automotive and robotics markets, we will face competition from larger competitors with longer histories in these markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

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

Our ability to compete successfully depends on elements both within and outside of our control. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are and have significantly better brand recognition and broader product offerings than us, which may enable them to develop and enable new technology into product solutions better or faster than us and to better withstand adverse economic or market conditions in the future. Our ability to compete will depend on a number of factors, including:

•	our ability to anticipate market and technology trends and successfully develop solutions that meet market needs;
•	our success in identifying and penetrating new markets, applications and customers;
•	our ability to understand the price points and performance metrics of competing products in the marketplace;
•	our solutions’ performance and cost-effectiveness relative to that of competing products;
•	our ability to gain access to leading design tools and product specifications at the same time as our competitors;
•	our ability to develop and maintain relationships with key OEMs and ODMs;
•	our products’ effective implementation of video processing or radar standards;
•	our ability to protect our intellectual property;
•	our ability to expand international operations in a timely and cost-efficient manner;
•	our ability to deliver products in volume on a timely basis at competitive prices;
•	our ability to support our customers’ incorporation of our solutions into their products; and
•	our ability to recruit design and application engineers with expertise in computer vision, video and image processing technologies and sales and marketing personnel.

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

Our security systems are designed to maintain the physical security of our facilities and information systems and protect our customers’, suppliers’ and employees’ confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems or the existence of computer viruses in our data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, product distribution, financial reporting or other critical functions.  In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information.

Security breaches, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures.  Moreover, as a result of the COVID-19 pandemic, the need for remote work and remote access to our systems has increased significantly, which also increases our cybersecurity risk profile. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties or create system disruptions. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our information systems and cause disruptions of our business. For portions of our IT infrastructure, we rely on products and services provided by third parties. These third-party providers may also experience breaches and attacks to their products, which could impact our systems. For example, in 2020, SolarWinds Corp., one of our third-party IT infrastructure software providers, was subject to a data security breach. Our investigation of the breach, which was supported by a third-party security expert, has not identified any adverse impact to our business or operations, but there can be no guarantee we will not experience such an impact. Data security breaches may also result from non-technical means, for example, actions by an employee. Any theft or misuse of this information could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We may also encounter errors in corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as processing purchase orders and invoices, product distribution, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $167.3 million, $140.8 million and $129.7 million in fiscal years 2022, 2021 and 2020, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Our business has grown rapidly in the past. Our future operating results depend to a large extent on our ability to successfully manage any expansion and growth, including the challenges of managing a company with an executive management team in the United States and the majority of its employees in Asia. We are increasing our investment in research and development and other functions to grow our business and address new markets, such as the OEM automotive and robotics markets. To manage growth successfully, we believe we must effectively, among other things:

•

recruit, hire, train and manage additional qualified engineers for our research and development activities, particularly for the positions of semiconductor design and systems, AI computer vision development and applications engineering;

•	add additional sales and business development personnel;
•	maintain and improve our administrative, financial and operational systems, procedures and controls;
•

enhance our information technology support for enterprise resource planning and design engineering by adapting and expanding our systems and tool capabilities, and properly training new hires as to their use; and

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. In fiscal year 2022, the customers representing 10% or more of revenue and accounts receivable were Wintech and Chicony, which accounted for approximately 62% and 13% of total revenue, respectively. As of January 31, 2022, accounts receivable with Wintech and Chicony were approximately $23.3 million and $7.4 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry experienced a significant downturn during the 2008-2009 global recession. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could harm our business and operating results. Recently, the semiconductor industry has experienced increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. The semiconductor industry is currently experiencing significant shortages of capacity, which has resulted in a lengthening of the manufacturing lead time for our products. This capacity shortage has negatively impacted our ability to meet our customers’ demand, and if this capacity shortage continues for an extensive period of time, it could further negatively impact our ability to meet our customers’ demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. In addition, it is possible during this time of supply chain capacity shortage that customers may place orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products, which could have a negative impact on our results or operations and cash reserves.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. We may face difficulties, delays and increased expense as we transition our products to new processes, such as the 4nm or 3nm process node, and potentially to new foundries. We currently depend on Samsung, as the principal foundry for our products, to transition to new processes successfully. We cannot assure you that Samsung will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 5nm, we are increasingly dependent upon a very small number of foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results.

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

We have research and development design centers and business development offices in China, Germany, Italy, Japan, South Korea and Taiwan, and we expect to continue to conduct business with companies that are located outside the United States, particularly in Asia. We purchase wafers from foreign foundries, have our solutions assembled and tested by subcontractors located in Asia, and supply our solutions to customers located outside of the United States. Even customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their products, and these contract manufacturers typically purchase products directly from us. As a result of our international focus, we face numerous challenges and risks, including:

•	increased complexity and costs of managing international operations;
•	longer and more difficult collection of receivables;
•	difficulties in enforcing contracts generally;
•	regional economic instability;
•	geopolitical instability and military conflicts, including the ongoing conflict in Ukraine;
•	limited protection of our intellectual property and other assets;
•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•	trade and foreign exchange restrictions and higher tariffs;
•	travel restrictions;
•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;

•	foreign currency exchange fluctuations relating to our international operating activities;
•	restrictions imposed by the U.S. government on our ability to do business with certain companies or in certain countries as a result of international political conflicts;
•	transportation delays and other consequences of limited local infrastructure, and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers;
•	heightened risk of terrorist acts;
•	local business and cultural factors that differ from standards and practices in the U.S.;
•	differing employment practices and labor relations;
•	regional health issues, pandemics, and natural disasters; and
•	work stoppages.

Our acquisition of Oculii Corp. involves a number of risks, including, among others, risks associated with our use of a significant portion of our cash, other financial risks, integration risks, and risks associated with the reactions of customers and suppliers.

On November 5, 2021, we completed our acquisition of Oculii Corp. In connection with the transaction, Oculii became our wholly owned subsidiary. The benefits we expect to realize from this acquisition will depend, in part, on our ability to integrate the businesses successfully and efficiently.

We entered into the merger agreement with Oculii with the expectation that the merger will result in various benefits to us, including certain technology and operational efficiencies or synergies. To realize these anticipated benefits, the businesses and certain technologies of Ambarella and Oculii must be successfully integrated. Historically, Ambarella and Oculii have been independent companies, and they were operated as such until the completion of the merger. The integration may be complex and time consuming and may require substantial resources and effort. Our management may face significant challenges in consolidating the operations of Ambarella and Oculii, integrating the technologies, procedures, and policies, as well as addressing the different corporate cultures of the two companies and retaining key personnel. If the businesses or technology are not successfully integrated, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

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

We used a significant portion of our cash in connection with the acquisition of Oculii, which was completed on November 5, 2021. Our use of cash to fund the Oculii acquisition has reduced our liquidity and any future acquisitions may also reduce our liquidity and or require the use of equity. Using cash to fund acquisitions may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.

Our acquisition of Oculii and any acquisitions we may make in the future could disrupt our business, cause dilution to our shareholders, reduce our financial resources and harm our business.

Prior to our acquisition of Oculii, we had not made any acquisitions since our acquisition of VisLab S.r.l. in June 2015. Our ability to make and successfully integrate acquisitions is largely unproven. The Oculii acquisition and any future acquisitions may not strengthen our competitive position and may be viewed negatively by our customers, financial markets or investors, and we may not achieve our goals in a timely manner, or at all. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, operating results, financial condition and cash flows. Acquisitions may also reduce our cash available for operations and other uses, and could also result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business.

The complexity of calculating our tax provision may result in errors that could result in restatements of our financial statements.

We are incorporated in the Cayman Islands and our operations are subject to income and transaction taxes in the United States, China, Hong Kong, Germany, Italy, Japan, South Korea, Taiwan and other jurisdictions in which we do business. Due to the complexity associated with the calculation of our tax provision, we have hired independent tax advisors to assist us. If we or our independent tax advisors fail to resolve or fully understand certain issues, there may be errors that could result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations or have a negative impact on the trading price of our ordinary shares.

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

Factors that may affect our operating results include:

•	fluctuations in demand, sales cycles, product mix, and prices for our products;
•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;
•	shifts in consumer or manufacturer preferences and any resultant change in demand for our customers’ products;
•	changes in the competitive dynamics of our markets, including new entrants or pricing pressures;
•	delays in our customers’ ability to manufacture and ship products that incorporate our solutions caused by internal and external factors beyond our control;
•	our ability to successfully define, design and release new solutions in a timely manner that meet our customers’ needs;
•	timely availability of adequate manufacturing capacity from our manufacturing subcontractors;
•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;
•	the timing of product announcements by our competitors or by us;
•	incurrence of research and development and related new products expenditures;
•	write-downs of inventory for excess quantities and technological obsolescence;
•	impairment of investment or other asset values;

•	future accounting pronouncements and changes in accounting policies;
•	volatility in our share price, which may lead to higher stock-based compensation expense;
•	volatility in our effective tax rate;
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

We believe that our future revenue growth, if any, will significantly depend on our ability to expand within our existing IoT camera markets, such as the existing professional IP security and home security and monitoring camera markets, and successfully penetrate new markets, such as the OEM automotive, robotics and industrial markets, with our new AI computer vision SoC solutions.  We believe that executing upon our business plan requires us to continue to develop new SoCs and new software to address the particular requirements of these markets. Accordingly, we continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. If we are unable to generate or maintain adequate revenue growth, our financial results could suffer and we may not be able to continue to invest in the development of new technology and solutions required to be successful.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 88%, 88% and 90% of our total revenue in fiscal years 2022, 2021 and 2020, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

We sell a significant percentage of our solutions through a single distributor, Wintech, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 62%, 63% and 60% of our revenue was derived from sales through Wintech for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through Wintech in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of Wintech. In January 2020, WPG acquired approximately 17% of Wintech, but indicated it intended to remain a passive investor in Wintech. An acquisition of Wintech by WPG could have an adverse impact on our relationship with Wintech. Our current agreement with Wintech is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with Wintech will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with Wintech, either by us or by Wintech, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, Wintech, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Each of our SoC solutions is manufactured at a single location. If we experience manufacturing problems at a particular location, we would be required to transfer manufacturing to a new location or supplier. Converting or transferring manufacturing from a primary location or supplier to a backup fabrication facility could be expensive and could take two or more quarters. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that could be modified to the required product specifications. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical. As a result, we may not be able to meet customer needs during such a transition, which could delay shipments, cause production delays, result in a decline in our sales and damage our customer relationships.

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

Our operations could be harmed if manufacturing, logistics or other operations of our third-party contractors or their suppliers are disrupted for any reason, including natural disasters, high heat events or water shortages, severe storms, other negative impacts from climate change, information technology system failures, military actions or environmental, public health or regulatory issues. The majority of our products are manufactured by or receive components from third-party contractors located in South Korea, Taiwan and Japan. The risk of an earthquake or tsunami in South Korea, Taiwan, Japan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. A disruption in the availability of image sensors from Sony Corporation as a result of the 2016 Kumamoto, Japan earthquake impacted our customers’ ability to build or launch cameras and, as a result, negatively impacted the timing and scope of demand for our SoCs in fiscal year 2017. Similarly, a severe cold storm in Texas in February 2021 disrupted the manufacturing of some of our products at Samsung’s Texas facility for several weeks. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, or at all.

Risks Related to Our Legal and Regulatory Environment

Our ability to sell our products to several China customers has been restricted.

In October 2019, our security camera customers Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, and Zhejiang Dahua Technology Co., Ltd., or Dahua, were added to the Entity List of the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, or Commerce, which imposes limitations on the supply of certain U.S. items to the listed entities. In December 2020, certain affiliated entities of our customer Shenzhen Dajiang Baiwang Technology Co., Ltd., or Dajiang Baiwang, were added to the Entity List. While the addition of such customers to the Entity List negatively impacts our ability to ship items subject to BIS regulations to these listed entities, we have determined that we are able to ship some SoC products to the listed entities in compliance with applicable law. Notwithstanding our ability to continue to supply some SoC products to the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to Hikvision, Dahua and Dajiang Baiwang, or our other China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

Global economic and political conditions, including possible trade tariffs and trade restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. Beyond the BIS actions relating to Hikvision, Dahua and affiliates of Dajiang Baiwang, general trade tensions between the United States and China have been escalating, which has, in our view, created and will continue to create an uncertain business environment. If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. For example, H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019 negatively impacts Hikvision and Dahua’s ability to sell products into the U.S. security camera market and could decrease their demand for our solutions. Similarly, changes in export classification requirements, such as those proposed by U.S. Congress, could impact our ability to supply our solutions to certain companies or in certain countries.  Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications or trade restrictions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers.  The materialization of these risks could have a material adverse effect on our business and financial condition.

Russia’s ongoing conflict with Ukraine has triggered significant sanctions from U.S. and European leaders. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a trade war. Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition. In addition, some of our customers and third-party partners have engineering teams located in Russian and/or Ukraine, whose operations have been and may continue to be disrupted by the ongoing conflict between the countries.  If such disruption were to continue for an extended period, our customers could face delays in the launch of new products containing our solutions, resulting in delayed or decreased demand for our solutions.

We have significant business operations in Taiwan, including approximately 350 employees, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personally identifiable information, or PII, and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. For example, effective May 2018, the European Union adopted the General Data Protection Regulation that imposed more stringent data protection requirements and provided for greater penalties for noncompliance. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020.  The CCPA gives California residents the right to access, delete and opt out of certain sharing of their information, and imposes penalties for failure to comply. In 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China (Data Security Law). The Data Security Law is the first comprehensive data security legislation in China and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. Given its recent passage, there is significant uncertainty in how regulators will interpret and enforce the law, but it contains provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border personal information-related data transfers. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to us, damage our reputation and adversely affect our business.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2022 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2023 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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

Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales might occur, could cause the market price of our ordinary shares to decline. In the past, we have issued stock options to employees and we regularly issue restricted stock units (RSUs) to employees, which settle as ordinary shares upon vesting. These shares can be freely sold in the public market upon issuance and vesting, subject to restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders. We may also issue ordinary shares or securities convertible into ordinary shares from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and cause the trading price of our stock to decline.

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

Our corporate headquarters are located in Santa Clara, California. These facilities accommodate our sales, marketing, research and development, finance, and administration activities. Outside of Santa Clara, California, we lease some facilities in other U.S. locations that are used for research and development and marketing activities. Outside of the United States, we also lease facilities in various international locations that are used for research and development, sales, business development, operations and administrative support. These international facilities are mainly located in Taiwan, China and Italy. Our lease obligations primarily consist of operating leases with lease periods expiring between fiscal years 2023 to 2028.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2022:

	Approximate
	Square
Major Locations	Footage	Usage
United States:
Santa Clara, California	61,700	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration
Wixom, Michigan	1,500	Business Development
Beavercreek, Ohio	16,000	Research and Development
Asia Pacific:
Hsinchu, Taiwan	85,700	Research and Development; Business Development; Operations; Administration
Shanghai, China	31,600	Research and Development; Business Development
Shenzhen, China	19,200	Research and Development; Business Development
Kowloon, Hong Kong	9,000	Sales; Warehousing
Shin-Yokohama, Japan	1,300	Business Development
SeongNam, South Korea	1,500	Business Development

Europe:
Parma, Italy	12,100	Research and Development

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares have been traded on the NASDAQ Global Market under the symbol “AMBA” since October 10, 2012. On March 24, 2022, there were 29 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders.

Share Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from February 1, 2017 through January 31, 2022 of the cumulative total return for our ordinary shares, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Comparison of 5 year Cumulative Total Return

Dividends

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

For information about our equity compensation plans, see Note 12, “Employee Benefits and Stock-based Compensation” of the Notes to Consolidated Financial Statements included in this report.

Purchases of Equity Securities by the Issuer

On May 29, 2019, our Board of Directors authorized a program to repurchase up to $50.0 million of our ordinary shares through June 30, 2020. On March 16, 2020, the Company repurchased a total of 25,719 shares for approximately $1.0 million in cash. On May 29, 2020, the Board approved an extension of this program through June 30, 2021. On May 25, 2021, the Board extended the repurchase program through June 30, 2022. As of January 31, 2022, $49.0 million was available for repurchases through June 30, 2022. Since the inception of the Company’s repurchase programs in June 2016, a total of $275.0 million has been authorized, and a total of 4,011,595 shares have been repurchased for approximately $175.8 million in cash. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. The repurchase program is funded using our working capital and any repurchased shares are recorded as authorized but unissued shares.

Recent Sales of Unregistered Securities

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal Year 2022 Financial Highlights and Trends

•

We recorded revenue of $331.9 million in fiscal year 2022, an increase of 48.8% as compared to fiscal year 2021. The increase in revenue was primarily attributable to continued adoption of our CV-based solutions in the IP security and automotive camera markets. In the professional IP security camera market, despite lower demand from our two largest China customers, strong growth in the Asia and North America regions together with continued sales penetration into the Europe region resulted in a significant revenue increase in this market. In the home IP security camera market, revenue growth continued to be led by the North America region. A recovery in the automotive OEM and aftermarket applications in the Asia region, as well as continued adoption of our SoCs for automotive fleet applications, contributed an increase in revenue in the automotive markets. The increased revenue from IP security and automotive camera markets was partially offset by decreased revenue in the consumer camera markets.

•

We recorded an operating loss of $29.6 million in fiscal year 2022, as compared to an operating loss of $61.2 million in fiscal year 2021. The decreased operating loss was primarily due to increased revenue and gross profit, partially offset by increased operating expenses. The increased operating expenses primarily related to increased personnel costs associated with headcount growth and benefit programs, increased engineering related costs for supporting automotive markets and applications of our computer vision-based solutions as well as increased professional services associated with the business combination, partially offset by decreased chip tape-out costs due to the timing and number of chips in development.

•

We generated cash flows from operating activities of $38.8 million in fiscal year 2022, as compared to $30.8 million in fiscal year 2021. The increased cash flows from operating activities were primarily due to decreased net loss, partially offset by increased inventory purchases associated with longer supply chain lead times, increased accounts receivable associated with the timing of sales and decreased liabilities associated with the timing of payments to our suppliers.

•

On November 5, 2021, we completed the acquisition of Oculii Corp. (Oculii), a privately-held Ohio-based company that develops adaptive radar perception algorithms for automotive, including advanced driver assistance systems, autonomous vehicle driving systems and other commercial applications, for a total purchase consideration of $355.7 million. As a result, there was $277.0 million attributed to goodwill, $32.8 million attributed to intangible assets and $45.9 million attributed to net assets acquired. We also assumed all of the unvested options to purchase Oculii capital stock that were held by continuing Oculii service providers, subject to customary adjustments with respect to the exercise price and number of shares underlying such options. The acquisition-related costs included in selling, general and administrative expense in the consolidated statements of operations were approximately $3.8 million in fiscal year 2022.

Factors Affecting Our Performance

Spread of COVID-19 Could Adversely Affect our Business in a Material Way. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of remote or work from home conditions in many of the locations where we have offices. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the remote or work from home conditions in any of our locations continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. We are experiencing significantly longer manufacturing times that, if they persist or worsen, could impact our ability to meet our customers’ demand for our solutions and negatively impact our revenue. As a result of these factors we have increased our inventory levels in the near term. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung Electronic Corporation’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. The pandemic may also impact our customers’ ability to manufacture their products, support their customers or reduce or delay demand for their products, which could, in turn, reduce such demand for our solutions. While we cannot quantify specific impacts of the COVID-19 pandemic or actions taken by governments and businesses in response thereto, our results of operations and financial condition may be negatively affected if we encounter significant supply chain problems, reductions in demand due to our customers or end customers having problems, or other unexpected COVID-19 ramifications.

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

Ability to Capitalize on Connectivity Trends. Mobile connected devices are ubiquitous today and play an increasingly prominent role in consumers’ lives. The constant connectivity provided by these devices has created a demand for connected electronic peripherals such as video and image capture devices. Our ability to capitalize on these trends by supporting our end customers in the development of connected peripherals that seamlessly cooperate with other connected devices and allow consumers to distribute and share video and images with online media platforms is critical for our success. We incorporate wireless communication functionality into our solutions for wearable, IP security, aerial drone and automotive video recorder cameras. The combination of our compression technology with wireless connectivity enables wireless video streaming and uploading of videos and images to the Internet. Our solutions enable IP security camera systems to stream video content to either cloud infrastructure or connected mobile devices, and our solutions for wearable and aerial drone cameras allow consumers to quickly stream or upload video and images to social media platforms.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
	(dollars in thousands)
Revenue	$331,856	$222,990	$228,732
Cost of revenue	123,724	87,417	96,023
Gross profit	208,132	135,573	132,709
Operating expenses:
Research and development	167,337	140,759	129,724
Selling, general and administrative	70,438	55,980	52,634
Total operating expenses	237,775	196,739	182,358
Loss from operations	(29,643)	(61,166)	(49,649)
Other income, net	1,002	3,863	8,021
Loss before income taxes	(28,641)	(57,303)	(41,628)
Provision (benefit) for income taxes	(2,230)	2,483	3,164
Net loss	$(26,411)	$(59,786)	$(44,792)

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	37	39	42
Gross profit	63	61	58
Operating expenses:
Research and development	50	63	57
Selling, general and administrative	21	25	23
Total operating expenses	71	88	80
Loss from operations	(8)	(27)	(22)
Other income, net	—	2	4
Loss before income taxes	(8)	(25)	(18)
Provision (benefit) for income taxes	—	2	2
Net loss	(8)%	(27)%	(20)%

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

We have historically experienced seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being a higher revenue quarter. This fluctuation has been driven primarily by increased sales in IP security and consumer camera markets as our customers build inventories in preparation for the holiday shopping season. As we transition away from consumer markets, seasonal impact has decreased. Our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

Cost of Revenue and Gross Margin

Cost of revenue includes the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly and testing, and our manufacturing support operations, such as logistics, planning and quality assurance. Cost of revenue also includes indirect costs, such as warranty, inventory valuation reserves, amortization of developed technology and other general overhead costs.

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, costs of fabrication of mask sets for prototype products, equipment expenses, outside services and allocated depreciation and facility expenses, net of any research and development grants. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of computer vision technology, especially for the OEM automotive market.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes amortization of trade name and customer relationships, professional service costs related to accounting, tax, legal services, and allocated depreciation and facility expenses. We expect our selling, general and administrative expense to increase in absolute dollars as we continue to maintain the infrastructure and expand the size of our sales and marketing organization to support our business strategy of addressing new opportunities with our computer vision technology.

Other Income, Net

Other income, net, consists primarily of interest and other income from debt security investments and cash deposits with financial institutions.

Provision (Benefit) for Income Taxes

We are incorporated and domiciled in the Cayman Islands and also conduct business in several countries such as the United States, China, Taiwan, Hong Kong, Italy, South Korea, Germany, and Japan, and we are subject to taxation in those jurisdictions. Our worldwide operating income is subject to varying tax rates, and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. It is also subject to fluctuation from changes in the valuation of our deferred tax assets and liabilities; tax benefits from excess stock-based compensation deductions; transfer pricing adjustments and the tax effects of nondeductible compensation. We have historically had lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

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

Comparison of the Fiscal Years Ended January 31, 2022, 2021 and 2020

Revenue

				Change
	Year Ended January 31,			2022		2021
	2022	2021	2020	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$331,856	$222,990	$228,732	$108,866	48.8%	$(5,742)	(2.5)%

Revenue increased for fiscal year 2022, as compared to fiscal year 2021, primarily due to continued adoption of our CV-based solutions in the IP security and automotive camera markets. In the professional IP security camera market, despite lower demand from our two largest China customers, strong growth in the Asia and North America regions together with continued sales penetration into the Europe region, resulted in a significant revenue increase in this market. In the home IP security camera market, revenue growth continued to be led by the North America region. A recovery in the automotive OEM and aftermarket applications in the Asia region, as well as continued adoption of our SoCs for automotive fleet applications, contributed an increase in revenue in the automotive markets. The increased revenue from IP security and automotive camera markets was partially offset by decreased revenue in the consumer camera markets.

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

Cost of Revenue and Gross Margin

				Change
	Year Ended January 31,			2022		2021
	2022	2021	2020	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$123,724	$87,417	$96,023	$36,307	41.5%	$(8,606)	(9.0)%
Gross profit	208,132	135,573	132,709	72,559	53.5%	2,864	2.2%
Gross margin	62.7%	60.8%	58.0%	—	1.9%	—	2.8%

Cost of revenue increased for fiscal year 2022, as compared to fiscal year 2021, primarily due to increased revenue.

Cost of revenue decreased for fiscal year 2021, as compared to fiscal year 2020, primarily due to lower volumes of SoC shipments in the professional IP security camera and automotive markets offset by higher volumes in the consumer IP security camera, drone and wearable markets.

Gross margin increased in fiscal year 2022, as compared to fiscal year 2021, primarily due to an increase in the percentage of our total revenue that was derived from the higher gross margin automotive markets. Customer concentration shift from the China region to Asia region other than China and to the North America region in the professional IP security camera market also contributed to an improvement in gross margin in fiscal year 2022.

Gross margin increased in fiscal year 2021, as compared to fiscal year 2020, primarily due to a lower percentage of our total revenue coming from the professional IP security camera market at lower average selling prices.

Research and Development

				Change
	Year Ended January 31,			2022		2021
	2022	2021	2020	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$167,337	$140,759	$129,724	$26,578	18.9%	$11,035	8.5%

Research and development expense increased for fiscal year 2022, as compared to fiscal year 2021, primarily due to increased personnel costs and engineering related costs. In fiscal year 2022, personnel costs increased by approximately $23.7 million as a result of issuance of stock awards, employee benefit programs and an increase in headcount. Our engineering headcount increased to 671 at January 31, 2022, including 44 engineering headcount added from our acquisition of Oculii, compared to 582 at January 31, 2021. Engineering related costs, including equipment expense, outside service and facility related expenses in support of new SoCs and related software, increased by approximately $7.5 million. The increase was partially offset by decreased SoC development costs due to the timing and number of chips in development. In fiscal year 2022, SoC development costs decreased by approximately $4.4 million.

Research and development expense increased for fiscal year 2021, as compared to fiscal year 2020, primarily due to a $6.2 million increase in SOC development costs as our projects move to the 5nm process node and approximately $4.3 million of research and development grants from a foreign government that ended in fiscal year 2020. Our engineering headcount also increased to 582 at January 31, 2021 compared to 563 at January 31, 2020, which resulted in an increase in salary-related expenses of approximately $2.8 million in fiscal year 2021. The increased research and development expense was also attributable to additional stock-based compensation expense of approximately $1.2 million in fiscal year 2021, as a result of the issuance of stock to newly hired employees, our annual evergreen stock program for existing employees, and our annual bonus program. The increases were partially offset by approximately $3.4 million lower travel, facility and professional service related expenses.

Selling, General and Administrative

				Change
	Year Ended January 31,			2022		2021
	2022	2021	2020	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$70,438	$55,980	$52,634	$14,458	25.8%	$3,346	6.4%

Selling, general and administrative expense increased for fiscal year 2022, as compared to fiscal year 2021, primarily due to increased personnel costs and professional services in support of the Oculii acquisition and business development in the IP security, automotive and robotics markets. In fiscal year 2022, personnel costs increased by approximately $11.7 million as a result of issuance of stock awards, employee benefit programs and an increase in headcount. The increase was also attributable to approximately $3.8 million of acquisition-related costs associated with the acquistion of Oculii in fiscal year 2022.

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

Other Income, Net

				Change
	Year Ended January 31,			2022		2021
	2022	2021	2020	Amount	%	Amount	%
	(dollars in thousands)
Other income, net	$1,002	$3,863	$8,021	$(2,861)	(74.1)%	$(4,158)	(51.8)%

The decrease in other income, net, for fiscal year 2022, as compared to fiscal year 2021, was primarily due to lower yields from our debt security investments as a result of full liquidation of the investments in fiscal year 2022 to finance the acquisition of Oculii. The decrease was also attributable to net loss from foreign currency transactions and remeasurements due to fluctuations in exchange rates.

The decrease in other income, net, for fiscal year 2021, as compared to fiscal year 2020, was primarily due to lower interest and other income from our deposits and debt security investments. The decrease is primarily the result of lower yields on reinvested balances as investments matured throughout the year.

Provision (Benefit) for Income Taxes

				Change
	Year Ended January 31,			2022		2021
	2022	2021	2020	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(2,230)	$2,483	$3,164	$(4,713)	(189.8)%	$(681)	(21.5)%
Effective tax rate	7.8%	(4)%	(8)%	—	11.8%	—	4%

Income tax benefit increased in fiscal 2022, as compared to fiscal year 2021, primarily due to a decrease in the proportion of profits generated in higher tax jurisdictions, an increase in the U.S. federal research tax credit as well as an increase in tax benefits from excess stock-based compensation deductions.

Income tax expense decreased in fiscal 2021, as compared to fiscal year 2020, primarily due to a decrease in the proportion of profits generated in higher tax jurisdictions, as well as an increase in the U.S. federal research tax credit, partially offset by an increase in non-deductible stock-based compensation.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$38,795	$30,800	$39,414
Net cash used in investing activities	(119,551)	(31,324)	(8,576)
Net cash provided by financing activities	10,525	10,396	6,516
Net increase (decrease) in cash, cash equivalents and restricted cash	$(70,231)	$9,872	$37,354

Net Cash Provided by Operating Activities

Fiscal year 2022 compared to fiscal year 2021: Cash provided by operating activities increased primarily due to decreased net loss, partially offset by increased inventory purchases associated with longer supply chain lead times, increased accounts receivable associated with the timing of sales and decreased liabilities associated with the timing of payments to our suppliers.

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

Net Cash Used in Investing Activities

Fiscal year 2022 compared to fiscal year 2021: Net cash used in investing activities increased primarily due to $307.0 million of net cash paid for the Oculii acquisition, $4.7 million of net cash payments for long-lived assets, partially offset by $223.5 million of net cash receipts from the liquidation of all of our debt investments to finance the Oculii acquisition in fiscal year 2022.

Fiscal year 2021 compared to fiscal year 2020: Net cash used in investing activities increased primarily due to $25.9 million lower cash receipts from the sale and maturity of debt securities and additional payments of approximately $3.0 million in fiscal year 2021 for intangible assets purchase, which was partially offset by approximately $6.2 million lower investments in debt securities.

Net Cash Provided by Financing Activities

Fiscal year 2022 compared to fiscal year 2021: Net cash provided by financing activities increased primarily due to $1.0 million of cash used for repurchasing our ordinary shares under the stock repurchase program in fiscal year 2021 that did not recur in fiscal year 2022, partially offset by $1.1 million of less cash received from option exercises and employee stock purchases.

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

Stock Repurchase Program

On May 29, 2019, our Board of Directors authorized the repurchase up to $50.0 million of our ordinary shares through June 30, 2020. On March 16, 2020, we repurchased a total of 25,719 of our ordinary shares for approximately $1.0 million in cash. On May 29, 2020, the Board approved an extension of the repurchase program through June 30, 2021. On May 25, 2021, the Board extended the repurchase program through June 30, 2022. As of January 31, 2022, there was approximately $49.0 million available for repurchases through June 30, 2022. Since the inception of the repurchase programs in June 2016, a total of $275.0 million has been authorized, and we have repurchased a total of 4,011,595 shares for approximately $175.8 million in cash. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Sources of Liquidity

As of January 31, 2022, we had cash on hand of approximately $171.0 million, compared with approximately $440.7 million of cash, cash equivalents and marketable debt securities on hand as of January 31, 2021. We fully liquidated our debt security investments in fiscal year 2022 to finance the acquisition of Oculii.

Operating and Capital Expenditure Requirements

As of January 31, 2022, we had cash on hand of approximately $171.0 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities or borrowing funds commercially, we may become subject to covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2022:

	Payment Due by Period as of January 31, 2022
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Technology licenses (1)	7,840	6,141	1,699	—	—	—
Purchase obligations (2)	71,511	71,511	—	—	—	—
Unrecognized tax benefits, including interest (3)	9,313	—	—	—	—	9,313
Total	$88,664	$77,652	$1,699	$—	$—	$9,313

(1)	Technology license obligations represent future cash payments for noncancelable internal-use software licenses which are used in product design.
(2)	Purchase obligations consist primarily of inventory purchase obligations with our independent contract manufacturers.
(3)

Unrecognized tax benefits, including interest, represent our liabilities for uncertain tax positions as of January 31, 2022. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain employees and to align their interests with the interests of shareholders. We recognize that these stock-based awards will dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2022, we had a total of 3.3 million ordinary shares subject to outstanding stock options and unvested restricted stock units, which will potentially dilute our earnings per share. This potential dilution will only result if outstanding options vest and are exercised and restricted stock units vest and are settled.

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

Critical Accounting Policies and Significant Management Estimates

The preparation of audited consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. On an ongoing basis, we evaluate our estimates and assumptions, including those related to (i) business combinations; (ii) write downs of excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) the valuation of stock-based compensation awards; (v) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions. These estimates and assumptions are based on historical experience and on various other factors which we believe to be reasonable under the circumstances. We may engage third-party valuation specialists to assist with estimates related to the valuation of assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates:

Business Combination

In the application of purchase accounting in a business combination, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. We identify an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separately sold, transferred, licensed, rented or exchanged. Intangible assets consist primarily of developed technology, customer relationships and trade name. When determining the fair values of assets acquired and liabilities assumed, especially with respect to the intangible assets, we are required to make significant estimates and assumptions. Critical estimates and assumptions used in valuation techniques include, but are not limited to, revenue growth, technology migration curve, customer attrition rate, royalty rates and risk-adjusted discount rates. Our estimates are based on historical data, various internal estimates, and external sources that we believe to be reasonable upon the acquisition date. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

Revenue Recognition

In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we recognize revenue when control of goods and services is transferred to our customers. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The sale of semiconductor products accounts for the substantial majority of our consolidated revenue. Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty, supply and other rights. We consider an accepted customer purchase order, governed by sales agreement, to be the contract with the customer. For each contract, we consider the promise to transfer tangible products to be the identified performance obligation. Product sales contracts may include volume-based tiered pricing or rebates that are fulfilled in cash or product. In determining the transaction price, we account for the right of returns, cash rebates, commissions and other pricing adjustments as variable consideration, estimate these amounts based on the expected amount to be provided to customers and reduce the revenue recognized. We estimate sales returns and rebates based on our historical patterns of return and pricing credits. As our standard payment terms are 30 days to 60 days, the contracts have no financing component. Under ASC 606, we estimate the total consideration to be received by using the expected value method for each contract, compute weighted average selling price for each unit shipped in cases where there is a material right due to the presence of volume-based tiered pricing, allocate the total consideration between the identified performance obligations, and recognize revenue when control of goods and services is transferred to our customers. We consider product control to be transferred at a point in time upon shipment or delivery because we have a present right to payment at that time, the customer has legal title to the asset, we have transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

We also enter into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating our SoC into the customer’s product. Accordingly, we determine that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of our performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts our performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.

Timing of revenue recognition may differ from the timing of invoicing to our customers. We record contract assets when revenue is recognized prior to invoicing. Our contract assets are primarily related to satisfied but unbilled performance obligations associated with engineering service agreements at the reporting date. As of January 31, 2022 and 2021, the contract assets for these unbilled receivables were not material, respectively. Our contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights, as well as the nonrecurring engineering charges that are either invoiced or paid but performance obligations are not satisfied associated with engineering service agreements. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract or over the period when performance obligations are satisfied. For the fiscal years ended January 31, 2022, 2021 and 2020, we did not recognize any material revenue adjustment, respectively, related to performance obligations satisfied in prior periods released from this deferred revenue. As of January 31, 2022 and 2021, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of January 31, 2022 and 2021, respectively. We also elect not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to an original expected contract duration of one year or less and elect to exclude amounts collected from customers for all sales taxes from the transaction price.

Inventory Valuation

We record inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.

Goodwill

We do not amortize goodwill. We test goodwill for impairment at least annually in the fourth fiscal quarter, or sooner whenever events or changes in circumstances indicate that the asset may be impaired. There is only one single reporting unit for goodwill impairment test purposes based on our business and reporting structure. We are permitted to first assess qualitative factors to determine whether the two step goodwill impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. No goodwill impairment has been identified to date based on our qualitative factors assessment.

Stock-Based Compensation

We measure stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognize that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. We determine the fair value of restricted stock and restricted stock units with service or performance conditions based on the fair market value of our ordinary shares on the grant date. We use the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. We calculate expected volatility based on our own historical stock price for a period commensurate with the expected term, which is computed based on our own historical exercise behavior. The risk-free interest rate is derived from an average of the U.S. Treasury constant maturity rates for the respective periods most closely commensurate with the expected term. The expected dividend yield is zero because we have not historically paid dividends and have no present intention to pay dividends. We use the Lattice pricing model and perform Monte Carlo Simulations to evaluate the fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term. We elect to account for forfeitures as they occur.

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

We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from estimates, the amount of valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statements of operations for the periods in which the adjustment is determined to be required.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had cash of $171.0 million at January 31, 2022 and had cash, cash equivalents and marketable debt securities totaling $440.7 million at January 31, 2021. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, certificates of deposit, asset-backed securities, commercial paper, U.S. government securities, and debt securities of corporations. Our cash is held primarily for working capital purpose. We do not enter into investments for trading or speculative purposes. We fully liquidated our debt security investments in fiscal year 2022 to finance the acquisition of Oculii Corp.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of January 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2022.

The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ambarella, Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Income Taxes

As described in Notes 1 and 14 to the consolidated financial statements, the Company's accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Management evaluates the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions. Upon estimating the Company’s tax positions and tax benefits, management considers and evaluates numerous factors, which may require periodic adjustments and which may not reflect the final tax liabilities. Management adjusts the Company’s financial statements to reflect only those tax positions that are more likely than not to be sustained under examination, and considers whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence. As part of the process of preparing consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. As disclosed by management, the Company’s effective tax rate of 7.8% for the year ended January 31, 2022 is different than the U.S. federal statutory rate of 21%.

The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are the significant judgment by management in determining the income tax provision and other tax positions, specifically in the determination of taxable income or loss by jurisdiction taxed or benefited at rates other than the U.S. federal statutory rate, and the recognition and measurement of deferred tax assets, valuation allowances, and uncertain tax positions. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to income taxes. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for income taxes, including those related to the determination of taxable income or loss by jurisdiction taxed or benefited at rates other than the U.S. federal statutory rate, and the recognition and measurement of deferred tax assets, valuation allowances, and uncertain tax positions. These procedures also included, among others (i) testing the calculation of the income tax provision, including taxable income by jurisdiction, (ii) evaluating the reasonableness of the cost plus percentages applied for entities selected for testing based on management’s methodology for determining taxable income or loss by jurisdiction, (iii) evaluating the recognition and measurement of valuation allowances selected for testing, and (iv) evaluating the recognition and measurement of uncertain tax positions, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained for the uncertain tax position selected for testing. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s judgment and estimates related to management’s methodology for determining taxable income or loss by jurisdiction, which included evaluation of management’s application of relevant rules for determining arm’s length compensation for services.

Acquisition of Oculii Corp. - Valuation of Developed Technology and Customer Relationships Intangible Assets Acquired

As described in Notes 1 and 2 to the consolidated financial statements, on November 5, 2021, the Company completed the acquisition of Oculii Corp. for a total purchase consideration of $355.7 million, which resulted in $17.1 million of developed technology and $13.2 million of customer relationships intangible assets being recorded. The fair value of developed technology was determined by applying the relief-from-royalty method under the income approach and the fair value of customer relationships was determined using the multi-period excess earnings method. Determining the fair value of the intangible assets acquired requires management to make significant estimates and assumptions related to revenue growth, technology migration curve, customer attrition rate, royalty rates, and risk-adjusted discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of the developed technology and customer relationships intangible assets acquired in the acquisition of Oculii Corp. is a critical audit matter are the significant judgment by management in determining the fair value of the developed technology and customer relationships intangible assets acquired. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating management’s significant assumptions related to revenue growth, technology migration curve, royalty rate, and risk-adjusted discount rate for the developed technology intangible asset, and revenue growth, customer attrition rate, and risk-adjusted discount rate for the customer relationships intangible asset. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology and customer relationships intangible assets and controls over the development of significant assumptions related to revenue growth, technology migration curve, royalty rate, and risk-adjusted discount rate for the developed technology intangible asset, and revenue growth, customer attrition rate, and risk-adjusted discount rate for the customer relationships intangible asset. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for determining the fair value of the developed technology and customer relationships intangible assets acquired. Testing management’s process included evaluating the appropriateness of the relief-from-royalty and multi-period excess earnings methods, testing the completeness and accuracy of underlying data used in the relief-from-royalty and multi-period excess earnings methods, and evaluating the reasonableness of management’s significant assumptions related to revenue growth, technology migration curve, royalty rate, and risk-adjusted discount rate for the developed technology intangible asset, and revenue growth, customer attrition rate, and risk-adjusted discount rate for the customer relationships intangible asset. Evaluating the reasonableness of revenue growth involved considering the past performance of the acquired business, as well as industry and peer data. Evaluating the reasonableness of the technology migration curve involved considering industry and peer data. Evaluating the reasonableness of the customer attrition rate involved considering the past performance of the acquired business and the consistency with evidence obtained in other areas of the audit. Evaluating the reasonableness of the royalty rate involved considering the royalty rates of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s relief-from-royalty and multi-period excess earnings methods and the reasonableness of the significant assumptions related to the technology migration curve, customer attrition rate, royalty rate, and risk-adjusted discount rates.

/s/ PricewaterhouseCoopers LLP

San Jose, California

April 1, 2022

We have served as the Company’s auditor since 2008.

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	January 31,	January 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$171,043	$241,274
Marketable debt securities	—	199,434
Accounts receivable, net	44,307	24,974
Inventories	45,219	26,081
Restricted cash	10	10
Prepaid expenses and other current assets	6,169	5,531
Total current assets	266,748	497,304
Property and equipment, net	10,134	5,530
Deferred tax assets, non-current	15,340	10,914
Intangible assets, net	46,302	18,703
Operating lease right-of-use assets, net	11,127	9,659
Goodwill	303,625	26,601
Other non-current assets	4,269	4,569
Total assets	$657,545	$573,280
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	31,170	21,124
Accrued and other current liabilities	52,064	48,126
Operating lease liabilities, current	3,391	2,911
Income taxes payable	1,245	962
Deferred revenue, current	1,414	844
Total current liabilities	89,284	73,967
Operating lease liabilities, non-current	8,322	7,525
Other long-term liabilities	12,763	16,812
Total liabilities	110,369	98,304
Commitments and contingencies (Note 15)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2022 and January 31, 2021, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at January 31, 2022 and January 31, 2021, respectively; 37,302,818 shares issued and outstanding at January 31, 2022; 35,547,440 shares issued and outstanding at January 31, 2021	17	16
Additional paid-in capital	447,287	347,458
Accumulated other comprehensive income	—	1,219
Retained earnings	99,872	126,283
Total shareholders’ equity	547,176	474,976
Total liabilities and shareholders' equity	$657,545	$573,280

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue	$331,856	$222,990	$228,732
Cost of revenue	123,724	87,417	96,023
Gross profit	208,132	135,573	132,709
Operating expenses:
Research and development	167,337	140,759	129,724
Selling, general and administrative	70,438	55,980	52,634
Total operating expenses	237,775	196,739	182,358
Loss from operations	(29,643)	(61,166)	(49,649)
Other income, net	1,002	3,863	8,021
Loss before income taxes	(28,641)	(57,303)	(41,628)
Provision (benefit) for income taxes	(2,230)	2,483	3,164
Net loss	$(26,411)	$(59,786)	$(44,792)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.72)	$(1.72)	$(1.35)
Diluted	$(0.72)	$(1.72)	$(1.35)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	36,577,120	34,679,717	33,083,562
Diluted	36,577,120	34,679,717	33,083,562

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended January 31,
	2022	2021	2020
Net loss	$(26,411)	$(59,786)	$(44,792)
Other comprehensive income (loss), net of tax:
Net change and reclassification of unrealized gains (losses) on investments	(1,219)	451	671
Other comprehensive income (loss), net of tax	(1,219)	451	671
Comprehensive loss	$(27,630)	$(59,335)	$(44,121)

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2019	32,303,540	$15	$188,516	$97	$230,861	$419,489
Exercise of stock options	366,886	—	5,695	—	—	5,695
Vesting of restricted stock units	957,319	—	—	—	—	—
Employee stock purchase plan	177,864	—	5,967	—	—	5,967
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	61,042	—	—	61,042
Other comprehensive income - net of tax	—	—	—	671	—	671
Net loss	—	—	—	—	(44,792)	(44,792)
Balance--January 31, 2020	33,805,609	15	261,220	768	186,069	448,072
Exercise of stock options	421,736	—	10,333	—	—	10,333
Vesting of restricted stock units	1,162,883	1	5,350	—	—	5,351
Employee stock purchase plan	182,931	—	5,825	—	—	5,825
Stock repurchase	(25,719)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	65,730	—	—	65,730
Other comprehensive income - net of tax	—	—	—	451	—	451
Net loss	—	—	—	—	(59,786)	(59,786)
Balance--January 31, 2021	35,547,440	16	347,458	1,219	126,283	474,976
Exercise of stock options	269,287	—	7,603	—	—	7,603
Vesting of restricted stock units	1,367,309	1	4,591	—	—	4,592
Employee stock purchase plan	118,782	—	7,208	—	—	7,208
Fair value of partially vested equity awards assumed in connection with acquisition	—	—	407	—	—	407
Stock-based compensation expense related to stock awards granted to employees and consultants	—	—	80,020	—	—	80,020
Other comprehensive loss - net of tax	—	—	—	(1,219)	—	(1,219)
Net loss	—	—	—	—	(26,411)	(26,411)
Balance--January 31, 2022	37,302,818	$17	$447,287	$—	$99,872	$547,176

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(26,411)	$(59,786)	$(44,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,007	11,967	11,631
Amortization (accretion) of premium (discount) on marketable debt securities, net	1,034	721	(969)
Stock-based compensation	87,801	70,134	66,871
Deferred income taxes	(4,426)	(514)	187
Other non-cash items, net	(509)	65	(71)
Changes in operating assets and liabilities:
Accounts receivable	(18,600)	(6,487)	7,725
Inventories	(18,944)	(3,110)	(4,719)
Prepaid expenses and other current assets	228	(537)	1,057
Other non-current assets	832	1,141	(3,298)
Accounts payable	9,822	6,214	2,109
Accrued and other current liabilities	(1,954)	12,055	5,079
Income taxes payable	83	272	(302)
Deferred revenue	(131)	144	172
Operating lease liabilities	(3,608)	(2,416)	(2,851)
Other long-term liabilities	(429)	937	1,585
Net cash provided by operating activities	38,795	30,800	39,414
Cash flows from investing activities:
Acquisition, net of cash acquired	(307,038)	—	—
Purchases of investments	(118,726)	(219,677)	(225,913)
Sales of investments	208,132	70,087	96,363
Maturities of investments	107,760	123,208	122,795
Purchase of tangible and intangible assets	(9,679)	(4,942)	(1,821)
Net cash used in investing activities	(119,551)	(31,324)	(8,576)
Cash flows from financing activities:
Stock repurchase	—	(1,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	15,292	16,417	11,960
Payment for intangible assets	(4,767)	(5,021)	(5,444)
Net cash provided by financing activities	10,525	10,396	6,516
Net increase (decrease) in cash, cash equivalents and restricted cash	(70,231)	9,872	37,354
Cash, cash equivalents and restricted cash at beginning of period	241,284	231,412	194,058
Cash, cash equivalents and restricted cash at end of period	$171,053	$241,284	$231,412
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,869	$1,531	$1,811
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$1,569	$4,302	$12,284

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) business combinations; (ii) write downs of excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) the valuation of stock-based compensation awards; (v) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The Company may engage third-party valuation specialists to assist with estimates related to the valuation of assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

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

A substantial portion of the Company’s revenue is derived from sales through one of its distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or Wintech, which serves as its non-exclusive sales representative in Asia other than Japan, and directly to one ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 16 for additional information regarding revenue and credit concentration with these customers.

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

The Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments in fiscal year 2021. As a result, the Company estimates the expected losses whenever a security’s fair value is below its amortized cost basis. The expected loss is computed at an individual security level using the discounted cash flow method with the effective interest rate on the purchase date. In the determination of credit-related losses, the Company excludes securities with zero loss expectation such as assets backed by government agencies. There are various factors considered in its assessment of credit-related losses, including the extent to which the fair value is less than the amortized cost basis, adverse conditions related to an industry or an underlying loan obligator, the payment structure of the security, changes to the rating of the security and other factors that may affect the security credit. The credit-related portion of the loss is recognized in other income, net in the consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income in the consolidated balance sheets. By the end of the third quarter of fiscal year 2022, the Company fully liquidated all of its investments in debt securities and realized all of the gains and losses in the consolidated statements of operations.

The Company measures the fair value of money market funds using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar asserts in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data and are classified within Level 2. The Company does not have debt securities under unobservable inputs and classified within Level 3.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of January 31, 2022 and 2021, the restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the consolidated balance sheets, and the sums are presented on the consolidated statements of cash flows:

	As of January 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$171,043	$241,274	$231,403
Restricted cash	10	10	9
Total as presented in the consolidated statements of cash flows	$171,053	$241,284	$231,412

Trade Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivables are recorded at invoiced amounts less allowance for any credit losses. According to ASU 2016-13, the Company recognizes credit losses based on a forward-looking current expected credit losses (CECL). The Company makes estimates of expected credit losses based upon its assessment of various factors, including historical collection experience, the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The changes in allowance for credit losses are recognized in the consolidated statement of operations. The uncollectible accounts receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. There were no material write-offs of accounts receivable for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. There were no material current expected credit losses recorded as of January 31, 2022 and 2021, respectively.

Inventories

The Company records inventories at the lower of cost or net realizable value. The cost includes materials and other production costs and is computed using standard cost on a first-in, first-out basis. Inventory reserves are recorded for estimated obsolescence or unmarketable inventories based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped. There were no material inventory losses recognized for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.

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

Intangible Assets

The Company’s intangible assets primarily consist of acquired intangible assets including developed technology, in-process research and development, or IPR&D, customer relationships, trade name as well as software licenses. The acquired intangible assets are amortized over their estimated useful lives.

The IPR&D is initially capitalized at fair value with an indefinite life and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life.

The Company accounts for a noncancelable on premise internal-use software license as the acquisition of an intangible asset and the incurrence of a liability to the extent that all or a portion of the software licensing fees are not paid on or before the license acquisition date. The intangible asset and related liability are recorded at net present value and interest expense is recorded over the payment term. The software license is amortized over its license term.

The Company expenses the cost of purchased software that is to be sold, leased or otherwise marketed as part of a product until the technological feasibility of the product has been established or where the software has an alternative future use. Once the technological feasibility of the product, to be externally marketed, has been established or where the software has an alternative future use, the Company capitalizes the cost of purchased software until the associated product is available for general release to customers, at which point the capitalized cost is amortized on a product-by-product basis over the remaining estimated economic life of the product.

Leases

The Company adopted Accounting Standards Codification (ASC) Topic 842, Leases in fiscal year 2020. As a result, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the practical expedient that does not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU asset and liability calculation if it is reasonably certain that the Company will exercise the option. The Company's finance leases were immaterial as of January 31, 2022 and 2021, respectively.

Business Combination

In the application of purchase accounting in a business combination, the Company allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. The Company identifies an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separately sold, transferred, licensed, rented or exchanged. Intangible assets consist primarily of developed technology, customer relationships and trade name. When determining the fair values of assets acquired and liabilities assumed, especially with respect to the intangible assets, the Company is required to make significant estimates and assumptions. Critical estimates and assumptions used in valuation techniques include, but are not limited to, revenue growth, technology migration curve, customer attrition rate, royalty rates and risk-adjusted discount rates. The estimates are based on historical data, various internal estimates, and external sources that the Company believes to be reasonable upon the acquisition date. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

Goodwill

The Company does not amortize goodwill. The Company tests goodwill for impairment at least annually in the fourth fiscal quarter, or sooner whenever events or changes in circumstances indicate that the asset may be impaired. There is only one single reporting unit for goodwill impairment test purposes based on the Company’s business and reporting structure. The Company is permitted to first assess qualitative factors to determine whether the two step goodwill impairment test is necessary. Further testing is only required if the Company determines, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. No goodwill impairment has been identified to date based on the Company’s qualitative factors assessment.

Impairment of Long-Lived Assets Excluding Goodwill

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment at least annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Determination of recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. There has been no occurrence of events to date that would trigger an impairment analysis. As such, no impairment charge has been recognized as of January 31, 2022.

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

The Company also enters into fixed-price engineering service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating the Company’s SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. Customers usually pay based on milestones achieved. Because payments received do not correspond directly with the value of the Company’s performance to date, for fixed-price engineering services arrangements, revenue is recognized using the time-based straight line method, which best depicts the Company’s performance toward complete satisfaction of the performance obligation based on the nature of such professional services. Revenues from engineering service agreements were not material for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to satisfied but unbilled performance obligations associated with its engineering service agreements at the reporting date. As of January 31, 2022 and 2021, the contract assets for these unbilled receivables were not material, respectively. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts which contain material rights, as well as the nonrecurring engineering charges that are either invoiced or paid but performance obligations are not satisfied associated with engineering service agreements. This deferred revenue is expected to be recognized over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract or over the period when performance obligations are satisfied. For the fiscal years ended January 31, 2022, 2021 and 2020, the Company did not recognize any material revenue adjustment, respectively, related to performance obligations satisfied in prior periods released from this deferred revenue. As of January 31, 2022 and 2021, the respective deferred revenues were not material. Additionally, the transaction price allocated to unsatisfied, or partially unsatisfied, purchase orders for contracts that are greater than a year was not material as of January 31, 2022 and 2021, respectively. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations due to an original expected contract duration of one year or less and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Cost of Revenue

Cost of revenue includes the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly and testing, and our manufacturing support operations, such as logistics, planning and quality assurance. Cost of revenue also includes indirect costs, such as warranty, inventory valuation reserves, amortization of developed technology and other general overhead costs.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, costs of fabrication of masks for prototype products, other development materials costs, depreciation of equipment and tools and allocation of facility costs, net of any research and development grants. As of January 31, 2022, there was approximately $1.3 million of grants recorded in prepaid expenses and other current assets and approximately $0.6 million of grants recorded in other non-current assets in the consolidated balance sheets.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs, travel and trade show costs, legal expenses, amortization of trade name and customer relationships, professional services and occupancy costs. Advertising expenses were not material for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.

Stock-Based Compensation

The Company measures stock-based compensation for equity awards granted to employees and directors based on the estimated fair value on the grant date, and recognizes that compensation as expense using the straight-line attribution method for service condition awards or using the graded-vesting attribution method for awards with performance conditions over the requisite service period, which is typically the vesting period of each award. The Company determines the fair value of restricted stock and restricted stock units with service or performance conditions based on the fair market value of its ordinary shares on the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of stock options on the grant date requires the input of various assumptions, including stock price of the underlying ordinary share, the exercise price of the stock option, expected volatility, expected term, risk-free interest rate and dividend rate. The Company calculates expected volatility based on its own historical stock price for a period commensurate with the expected term, which is computed based on its own historical exercise behavior. The risk-free interest rate is derived from an average of the U.S. Treasury constant maturity rates for the respective periods most closely commensurate with the expected term. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company uses the Lattice pricing model and Monte Carlo Simulations to evaluate the fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term. The Company elects to account for forfeitures as they occur.

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

The Company makes estimates and judgments about its future taxable income based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from estimates, the amount of valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statements of operations for the periods in which the adjustment is determined to be required.

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

Recent Accounting Pronouncements

Although there are several new accounting pronouncements issued by the FASB in fiscal year 2022, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.

2. Business Combination

On November 5, 2021, pursuant to a merger agreement, the Company completed the 100% voting rights acquisition of Oculii Corp., or Oculii, a privately-held Ohio-based company that develops adaptive radar perception algorithms for automotive, including advanced driver assistance systems, autonomous vehicle driving systems and other commercial applications, for a total purchase consideration of $355.7 million. As a result, there was $277.0 million attributed to goodwill, $32.8 million attributed to intangible assets and $45.9 million attributed to net assets acquired. The Company also assumed all of the unvested options to purchase Oculii capital stock that were held by continuing Oculii service providers, subject to customary adjustments with respect to the exercise price and number of shares underlying such options. The acquisition-related costs included in selling, general and administrative expense in the consolidated statements of operations were approximately $3.8 million in fiscal year 2022.

The aggregate purchase consideration has been allocated as follow:

Amount
(in thousands)
Cash consideration transferred	$355,071
Net working capital adjustment	247
Fair value of stock-based compensation awards attributable to pre-combination services	407
Total purchase consideration	$355,725

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the acquisition:

Acquisition Date
Fair Value
(in thousands)
Cash and cash equivalents	$48,032
Accounts receivable	733
Inventories	194
Prepaid expenses and other current assets	134
Property and equipment	155
Intangible assets	32,800
Goodwill	277,024
Other non-current assets	34
Total assets acquired	359,106
Accounts payable	223
Accrued and other current liabilities	2,193
Deferred income tax liability, non-current	965
Total liabilities assumed	3,381
Total purchase consideration	$355,725

The purchase price allocation is subject to change during the measurement period, which is not to exceed one year from the acquisition date. At this time, the Company does not expect material changes to the assets acquired or liabilities assumed. Goodwill is primarily attributable to expected synergies for the combined operations and the assembled workforce acquired and is assigned to the Company’s sole reportable segment.

Below is a summary of intangible assets acquired in the acquisition:

	Acquisition Date	Estimated
	Fair Value	Useful Lives
	(in thousands)
Trade name (1)	$2,500	7 years
Customer relationships (2)	13,200	9 years
Developed technology (1)	17,100	7 years
Total intangible assets acquired	$32,800

_____________

(1)	The fair values of trade name and developed technology were determined by applying the Relief-from-Royalty Method under the income approach.
(2)	Customer relationships represent the fair value of the existing relationships using the Multi-Period Excess Earnings Method.

The finite-lived intangible assets will be amortized over the estimated useful lives based on the pattern in which the economic benefits are expected to be received to the cost of revenue and operating expenses and have a weighted average useful life of 7.8 years.

Pro Forma Information (Unaudited)

The following table presents unaudited pro forma information as if the acquisition of Oculii had occurred on February 1, 2020. The unaudited pro forma information for the periods indicated includes adjustments for non-recurring transaction costs, amortization of intangibles arising from the acquisition, stock-based compensation expense and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition been effected on February 1, 2020. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined entity may achieve as a result of the acquisition.

	Pro Forma Year Ended
	January 31, 2022	January 31, 2021
	(unaudited, in thousands)
Revenue	$333,323	$223,497
Net loss	$(35,330)	$(78,644)

Approximately $0.5 million of revenue and $6.1 million of net loss attributable to Oculii since the acquisition date of November 5, 2021 have been included in the consolidated statements of operations for the fiscal year ended January 31, 2022.

3. Financial Instruments and Fair Value

The Company invests a portion of its cash in debt securities that are denominated in United States dollars. The investment portfolio consists of money market funds, asset-backed securities, commercial paper, U.S. government securities and debt securities of corporations. All of the investments are classified as available-for-sale securities and reported at fair value in the consolidated balance sheets. By the end of the third quarter of fiscal year 2022, the Company fully liquidated all of the investments and reported the remaining cash equivalents as follows:

	As of January 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$20	$—	$—	$20
Commercial paper	—	—	—	—
Corporate bonds	—	—	—	—
Asset-backed securities	—	—	—	—
U.S. government securities	—	—	—	—
Total cash equivalents and marketable debt securities	$20	$—	$—	$20

	As of January 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$171	$—	$—	$171
Commercial paper	66,181	—	—	66,181
Corporate bonds	102,108	980	(7)	103,081
Asset-backed securities	15,740	164	—	15,904
U.S. government securities	29,383	82	—	29,465
Total cash equivalents and marketable debt securities	$213,583	$1,226	$(7)	$214,802

	As of
	January 31, 2022	January 31, 2021
	(in thousands)
Included in cash equivalents	$20	$15,368
Included in marketable debt securities	—	199,434
Total cash equivalents and marketable debt securities	$20	$214,802

The contractual maturities of the investments at January 31, 2022 and 2021 were as follows:

	As of
	January 31, 2022	January 31, 2021
	(in thousands)
Due within one year	$20	$135,899
Due within one to three years	—	78,903
Total cash equivalents and marketable debt securities	$20	$214,802

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income in the consolidated balance sheets. The credit-related losses were not material for the fiscal years ended January 31, 2022 and 2021, respectively. As of January 31, 2022, the Company fully liquidated all of its investments in debt securities and realized all of the gains and losses in the consolidated statements of operations.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of January 31, 2022 and 2021, respectively:

	As of January 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$20	$20	$—	$—
Commercial paper	—	—	—	—
Corporate bonds	—	—	—	—
Asset-backed securities	—	—	—	—
U.S. government securities	—	—	—	—
Total cash equivalents and marketable debt securities	$20	$20	$—	$—

	As of January 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$171	$171	$—	$—
Commercial paper	66,181	—	66,181	—
Corporate bonds	103,081	—	103,081	—
Asset-backed securities	15,904	—	15,904	—
U.S. government securities	29,465	—	29,465	—
Total cash equivalents and marketable debt securities	$214,802	$171	$214,631	$—

4. Inventories

Inventories at January 31, 2022 and 2021 consisted of the following:

	As of January 31,
	2022	2021
	(in thousands)
Work-in-progress	$25,844	$18,219
Finished goods	19,375	7,862
Total	$45,219	$26,081

5. Property and Equipment, net

Depreciation expense was approximately $2.8 million, $2.6 million and $2.8 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. Property and equipment at January 31, 2022 and 2021 consisted of the following:

	As of January 31,
	2022	2021
	(in thousands)
Computer equipment and software	$16,488	$11,525
Machinery and equipment	7,532	6,946
Furniture and fixtures	1,243	969
Leasehold improvements	2,942	2,237
Construction in progress	1,060	331
	29,265	22,008
Less: accumulated depreciation and amortization	(19,131)	(16,478)
Total property and equipment, net	$10,134	$5,530

6. Intangible Assets, net

As of January 31, 2022, the intangible assets primarily consist of intangible assets acquired from Oculii, including developed technology, customer relationships and trade name. The intangible assets also include IPR&D reclassified from an indefinite-lived asset to a finite-lived asset and software licenses. In the third quarter of fiscal year 2022, the Company determined that the underlying project incorporating the IPR&D from the prior acquisition of VisLab S.r.l., or VisLab, was completed. As a result, the $4.1 million of IPR&D was reclassified as definite-lived developed technology and started amortization over its estimated economic life of 7 years.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of January 31, 2022, $6.0 million was recorded in accrued and other current liabilities and $1.7 million was recorded in other long-term liabilities in the consolidated balance sheets.

The components of intangible assets as of January 31, 2022 and 2021 were as follows:

	As of January 31, 2022			As of January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
In-process research and development	$—	$—	$—	$4,100	$—	$4,100
Developed technology	21,200	(904)	20,296	—	—	—
Customer relationships	13,200	(367)	12,833	—	—	—
Trade name	2,500	(89)	2,411	—	—	—
Software licenses	22,093	(11,331)	10,762	21,043	(6,440)	14,603
Total intangible assets, net	$58,993	$(12,691)	$46,302	$25,143	$(6,440)	$18,703

 During the twelve months ended January 31, 2022, there was approximately $1.5 million of software licenses retired. The amortization expense associated with these intangible assets was approximately $7.8 million, $6.5 million, and $5.9 million for the fiscal years ended January 31, 2022, 2021 and 2020 respectively. The expected annual amortization expense related to these intangible assets as of January 31, 2022 is as follows:

As of
January 31, 2022
Fiscal Year	(in thousands)
2023	$11,927
2024	8,176
2025	5,216
2026	4,853
2027	4,852
Thereafter	11,278
Total future amortization expenses:	$46,302

The Company is required to test the impairment prior to changing the IPR&D from an indefinite-lived asset to a finite-lived asset. There were no intangible asset impairments for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.

7. Goodwill

The Company has one reportable segment as discussed in Note 16 of the Notes to Consolidated Financial Statements. Accordingly, there is no goodwill assignment based on reporting units. As of January 31, 2022 and 2021, the total carrying amount of goodwill was $303.6 million and $26.6 million, respectively. The increased $277.0 million of goodwill is attributable to the Oculii acquisition in fiscal year 2022. The Company does not amortize goodwill. During the fourth quarters of fiscal year 2022, 2021 and 2020, the Company performed annual goodwill tests and there were no goodwill impairments for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.

8. Accrued and Other Current Liabilities

Accrued and other current liabilities at January 31, 2022 and 2021 consisted of the following:

	As of January 31,
	2022	2021
	(in thousands)
Accrued employee compensation	$30,044	$18,105
Accrued product development costs	10,523	21,157
Software license liabilities, current	6,001	5,582
Other accrued liabilities	5,496	3,282
Total accrued and other current liabilities	$52,064	$48,126

The timing of SoC development progress and payments to outside foundries resulted in fluctuation in the accrued product development costs.

9. Leases

The Company has entered into various operating leases for its worldwide office facilities. During the twelve months ended January 31, 2022, the Company extended its existing Shanghai office lease for an additional three years beginning December 1, 2021 to November 30, 2024 and extended its existing Hong Kong office lease for an additional five years beginning December 1, 2021 to November 30, 2026. The Company also leased an additional space for its Shanghai office for a period of 40 months starting from August 1, 2021 through November 30, 2024. The Company recorded an aggregate increase of approximately $4.4 million to the operating lease right-of-use assets and corresponding operating lease liabilities in the consolidated balance sheets as a result of these lease extensions and additional leased space.

In August 2019, VisLab, a wholly-owned subsidiary, was granted a land lease for 35 years with an obligation to construct a building on the land in line with architectural requirements from the lessor in Parma, Italy (“Parma lease”). The Company will be responsible for the costs of construction and will occupy the building after completion of construction for the remainder of the lease term. At the end of the lease, the land together with the building and all of the improvements will revert to the lessor. The Parma lease will be recorded in the balance sheet upon completion of the building construction, which is expected to be in fiscal year 2024. Any payments made prior to completion of construction will be recorded as prepayments of the lease in other non-current assets in the consolidated balance sheets. The prepayments were immaterial as of January 31, 2022. The total estimated future undiscounted cash payments are approximately $2.2 million, of which $1.8 million will be paid in the construction phase and the remaining balance of $0.4 million will be paid over the remainder of the lease term.

For the fiscal years ended January 31, 2022, 2021 and 2020, the operating lease expense was approximately $3.5 million, $3.0 million and $3.0 million, respectively.  The Company's short-term leases and finance leases were immaterial as of January 31, 2022.

Supplemental cash flow information related to leases is as follows:

	Year Ended
	January 31, 2022	January 31, 2021
	(in thousands)
Cash paid for operating leases included in operating cash flows	$3,608	$2,416
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$365	$348
Leased assets obtained in exchange for operating lease liabilities arising from lease modifications	$2,798	$2,440

As of January 31, 2022, the weighted average remaining lease term is 3.60 years, and the weighted average discount rate is 3.55 percent. Future minimum lease payments for the lease liabilities, excluding the Parma lease described above, are as follows:

As of
January 31, 2022
Fiscal Year	(in thousands)
2023	$3,712
2024	3,482
2025	3,273
2026	1,431
2027	353
Thereafter	129
Total future annual minimum lease payments	12,380
Less: interest	(667)
Total lease liabilities	$11,713

10. Other Long-Term Liabilities

Other long-term liabilities at January 31, 2022 and 2021 consisted of the following:

	As of January 31,
	2022	2021
	(in thousands)
Unrecognized tax benefits, including interest	$9,313	$8,966
Deferred tax liabilities, non-current	1,769	1,288
Software license liabilities, non-current	1,674	6,259
Other long-term liabilities	7	299
Total other long-term liabilities	$12,763	$16,812

11. Capital Stock

Preference shares

Since the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of January 31, 2022 and 2021, respectively.

Ordinary shares

As of January 31, 2022 and 2021, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of January 31,
	2022	2021
Shares reserved for options, restricted stock and restricted stock units	7,461,541	5,981,741
Shares reserved for employee stock purchase plan	2,624,704	2,299,143

Shares repurchased

On May 29, 2019, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s ordinary shares commencing immediately through June 30, 2020. On March 16, 2020, the Company repurchased a total of 25,719 shares for approximately $1.0 million in cash. On May 29, 2020, the Board approved an extension of this program for an additional twelve months, ending June 30, 2021. On May 25, 2021, the Board extended the repurchase program for another 12 months through June 30, 2022. Since the inception of the repurchase programs in June 2016, a total of $275.0 million has been authorized and a total of 4,011,595 shares have been repurchased for approximately $175.8 million in cash. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares. As of January 31, 2022, there was $49.0 million available for repurchases under the repurchase program through June 30, 2022.

12. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for all of its eligible U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to the Internal Revenue Service annual contribution limitation. The Company is responsible for administrative costs of the Plan. The Company’s contribution expense for the fiscal year ended January 31, 2022 was approximately $0.6 million. The Company did not make any matching contributions prior to fiscal year 2022.

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

2012 Equity Incentive Plan. The 2012 Equity Incentive Plan, or 2012 EIP, permits the grant of ISOs, within the meaning of Section 422 of the Code, to employees of the Company and any of the Company’s subsidiary corporations, and the grant of NSOs, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, deferred stock units and dividend equivalents to employees, directors and consultants of the Company and any of the Company’s subsidiary corporations’ employees and consultants.

2021 Equity Incentive Plan. In June 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan, or 2021 EIP. The 2021 EIP permits the grant of ISOs, within the meaning of Section 422 of the Code, to employees of the Company and any of the Company’s subsidiary or parent corporations, and the grant of NSOs, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors and consultants of the Company and any of the Company’s subsidiary or parent corporations’ employees and consultants. Upon adoption of the 2021 EIP, the total number of ordinary shares of the Company  reserved for issuance under the 2021 Plan was equal to, subject to adjustments upon changes in capitalization as provided under the 2021 EIP, 1,350,000 ordinary shares, plus (i) any ordinary shares subject to outstanding awards granted under the 2012 EIP, that, after the date the 2012 EIP is terminated, are cancelled, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company due to failure to vest, and (ii) any ordinary shares that, as of immediately prior to the termination of the 2012 EIP, were available for grant under the 2012 EIP, up to a maximum of 6,834,208 ordinary shares pursuant to clauses (i) and (ii).

In the first quarter of fiscal year 2022 and 2021, the Company added 1,599,634 and 1,521,252 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 EIP. Upon the approval of the 2021 EIP, the 2012 EIP was terminated. No additional awards will be granted under the 2012 EIP and any shares that were reserved but not issued under the 2012 EIP became available for future grant or sale under the 2021 EIP. However, all outstanding stock options and other awards previously granted under the 2012 EIP will remain subject to the terms of the 2012 EIP.

Oculii Corp. 2017 Stock Option Plan. In November 2021, the Company assumed the Oculii Corp. 2017 Stock Option Plan, or 2017 Plan, as part of the acquisition of Oculii.  No additional awards will be granted under the 2017 Plan. However, all outstanding stock options previously granted under the 2017 Plan will remain subject to the terms of the 2017 Plan and any outstanding stock options that are cancelled or forfeited due to failure to vest will immediately expire from the 2017 Plan.

The exercise price of ISOs granted to a holder of more than 10% of the voting power of all classes of the Company’s shares shall be no less than 110% of fair market value on the grant date. The exercise price of ISOs granted to other employees and NSOs shall be no less than 100% of fair market value on the grant date. Options granted under the Plan have a term of up to 10 years from grant date. Options granted to new employees generally vest 25% on the first anniversary service date of the grant and the remainder vest ratably over the following 36 months.

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

In the first quarter of fiscal year 2022 and 2021, the Company added 444,343 and 422,570 ordinary shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Stock-based compensation:
Cost of revenue	$1,489	$1,328	$1,184
Research and development	54,787	42,903	41,842
Selling, general and administrative	31,525	25,903	23,845
Total stock-based compensation	$87,801	$70,134	$66,871

For the twelve months ended January 31, 2022, approximately $7.8 million of stock-based compensation expense was accrued in accrued and other current liabilities in the consolidated balance sheets. As of January 31, 2022, total unrecognized compensation cost related to unvested stock options was $27.7 million and is expected to be recognized over a weighted-average period of 2.53 years. Total unrecognized compensation cost related to unvested restricted stock units was $194.4 million and is expected to be recognized over a weighted-average period of 2.32 years. The restricted stock awards were fully vested as of January 31, 2020.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
Stock Options:
Volatility	51%	52%	52%
Risk-free interest rate	1.04%	0.52%	1.82%
Expected term (years)	5.06	5.78	6.01
Dividend yield	0%	0%	0%
Employee stock purchase plan awards:
Volatility	57%	59%	47%
Risk-free interest rate	0.06%	0.21%	2.23%
Expected term (years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
						Weighted-
					Total Intrinsic	Average
			Weighted-	Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	Average	options	Contractual	Intrinsic
		Average	Grant-date	Acquisition-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2019	1,459,064	$28.31
Granted	66,850	50.56	$25.35
Exercised	(366,886)	15.52			$13,263
Forfeited	(14,931)	46.29
Expired	(19,451)	64.53
Outstanding at January 31, 2020	1,124,646	32.93
Granted	51,200	59.54	$28.37
Exercised	(421,736)	24.52			$19,401
Forfeited	(11,618)	46.69
Expired	(23,349)	70.11
Outstanding at January 31, 2021	719,143	38.33
Granted	14,700	110.19	$50.28
Assumed	163,581	23.10		$173.04
Exercised	(269,287)	28.23			$25,622
Forfeited	(7,669)	68.95
Expired	(1,146)	9.86
Outstanding at January 31, 2022	619,322	$40.08				5.25	$61,975
Exercisable at January 31, 2022	399,764	$42.40				3.92	$39,076

 The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s stock was $140.15 on January 31, 2022, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s stock on the exercise date and the exercise price.

The following table summarizes restricted stock and restricted stock units activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2019	2,395,516	$48.49
Granted	1,329,288	54.54
Vested	(1,012,581)	51.24
Forfeited	(94,957)	54.26
Unvested at January 31, 2020	2,617,266	50.30
Granted	1,499,203	53.45
Vested	(1,162,883)	50.53
Forfeited	(81,785)	54.48
Unvested at January 31, 2021	2,871,801	51.73
Granted	1,213,257	128.80
Vested	(1,367,309)	53.85
Forfeited	(66,614)	71.59
Unvested at January 31, 2022	2,651,135	$85.41

Total fair value as of the respective vesting dates of restricted stock and restricted stock units vested for the fiscal years ended January 31, 2022, 2021 and 2020 was approximately $192.5 million, $69.0 million, and $52.1 million, respectively. As of January 31, 2022, the aggregate intrinsic value of unvested restricted stock units was $371.6 million.

13. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(26,411)	$(59,786)	$(44,792)
Denominator:
Weighted-average ordinary shares - basic	36,577,120	34,679,717	33,083,562
Weighted-average ordinary shares - diluted	36,577,120	34,679,717	33,083,562
Net loss per ordinary share:
Basic	$(0.72)	$(1.72)	$(1.35)
Diluted	$(0.72)	$(1.72)	$(1.35)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2022	2021	2020
Options to purchase ordinary shares	327,747	660,025	913,678
Restricted stock and restricted stock units	1,388,091	1,440,176	1,139,269
Employee stock purchase plan	8,904	27,789	8,530
	1,724,742	2,127,990	2,061,477

14. Income Taxes

Loss before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
U.S. operations	$(5,842)	$8	$845
Non-U.S. operations	(22,799)	(57,311)	(42,473)
Loss before income taxes	$(28,641)	$(57,303)	$(41,628)

Income tax provision (benefit) consisted of the following for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Current:
U.S. federal tax	$907	$1,705	$1,440
U.S. state taxes	—	256	3
Non-U.S. foreign taxes	1,778	1,019	1,540
	2,685	2,980	2,983
Deferred:
U.S. federal tax	(4,819)	(432)	182
U.S. state taxes	(14)	—	—
Non-U.S. foreign taxes	(82)	(65)	(1)
	(4,915)	(497)	181
Provision (benefit) for income taxes	$(2,230)	$2,483	$3,164

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

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Provision at U.S. notional statutory rate	$(6,015)	$(12,034)	$(8,742)
U.S. state taxes	(11)	212	3
Non-U.S. foreign tax differential	6,483	12,989	10,458
Stock-based compensation	1,900	4,943	4,172
U.S. R&D credit	(5,886)	(3,928)	(3,109)
Valuation allowance	765	—	—
FIN48 interest	311	—	—
Other	223	301	382
Provision (benefit) for income taxes	$(2,230)	$2,483	$3,164

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2022 and 2021 were as follows:

	As of January 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Federal and state credits	$33,485	$24,394
Net operating losses	7,466	—
Expenses not currently deductible	1,294	939
Operating lease liabilities	2,096	2,144
Stock-based compensation	3,632	3,349
Foreign deferred	191	184
Gross deferred tax assets	48,164	31,010
Valuation allowance	(24,083)	(17,962)
Total deferred tax assets	$24,081	$13,048
Deferred tax liabilities
Intangible assets	(8,150)	—
Property and equipment	(386)	(1,443)
Operating lease assets	(1,971)	(1,978)
Net deferred tax assets	$13,574	$9,627

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additional	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2022	$17,962	4,874	1,247		$24,083
Year ended January 31, 2021	$14,670	3,292	—	—	$17,962
Year ended January 31, 2020	$12,526	2,144	—	—	$14,670

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, Italy and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2022 would be $14.4 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $97.7 million at January 31, 2022.

As of January 31, 2022 and 2021, the Company had deferred tax assets (net of deferred tax liabilities) before valuation allowance, of $37.7 million and $27.6 million, respectively. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard.

The Company has Federal and California net operating losses of $34.1 million and $7.0 million, respectively, as of January 31, 2022. The California net operating loss carryforwards begin to expire in fiscal year 2036, if not utilized. For financial statement purposes these carry forwards are offset by uncertain tax positions.

The Company also has Federal and California state research and development credit carryforwards of approximately $28.1 million and $33.0 million, respectively, at January 31, 2022. The Federal credits begin to expire in fiscal year 2035. The California credits can be carried forward indefinitely.

The Company reports its U.S. state deferred tax assets and related valuation allowance, net of the U.S federal tax rate of 21%. As of January 31, 2022, the Company has recorded a valuation allowance of $22.1 million against all of its U.S. state deferred tax assets due to uncertainty regarding the future utilization of these deferred tax assets. In addition, the Company has recorded a valuation allowance against the federal deferred tax assets of Oculii Corp.

Utilization of the net operating loss and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations as defined by the U.S. Internal Revenue Code Section 382, as amended, and similar state provisions. The annual limitation may result in the expiration of the U.S. Federal and state research credit carryforwards before utilization. The Company does not expect any net operating loss or tax credit carryforwards to expire as a result of a Section 382 limitation.

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2022, the Company had approximately $30.9 million in unrecognized tax benefits, $24.4 million of which would affect the Company’s effective tax rate if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation recorded for state deferred tax assets. Certain fiscal year 2021 amounts have been revised to reflect unrecognized tax benefits on a gross basis. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Beginning balance:	$29,527	$42,695	$37,531
Additions based on tax positions related to the current year	1,412	3,360	4,964
Additions for tax positions of prior years	55	16	252
Reductions for tax positions in prior years	—	(10,212)	—
Settlements for prior periods	—	(6,087)	—
Lapse of applicable statute of limitations	(110)	(245)	(52)
Ending balance:	$30,884	$29,527	$42,695

The Company classified $8.0 million and $7.9 million of income tax liabilities as other long-term liabilities as of January 31, 2022 and 2021, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded $303,000 and $283,000 and $358,000 of interest expense and penalties related to uncertain tax positions for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. The Company recorded noncurrent liabilities of $1,346,000 and $1,043,000 related to interest and penalties for uncertain tax positions at January 31, 2022 and 2021, respectively.

The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state and foreign jurisdictions. The Internal Revenue Service is currently examining the Company’s U.S. federal income tax return for the fiscal year ended January 31, 2017. The tax years 2013 to 2021 remain open to examination by U.S. federal tax authorities. The tax years 2009 to 2021 remain open to examination by U.S. state tax authorities. The tax years 2015 to 2021 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. During the fiscal year ended January 31, 2022, the gross amount of unrecognized tax benefits increased by $1.4 million to $30.9 million. The increase was primarily due to changes to our uncertain tax positions related to research credits. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

As of January 31, 2022, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $9.3 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

15. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of January 31, 2022 and 2021, total manufacturing purchase commitments were approximately $71.5 million and $48.2 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on a quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. As of January 31, 2022 and 2021, there were no material loss liabilities recorded in the consolidated balance sheets from adverse purchase commitments.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations in the consolidated balance sheets as of January 31, 2022 and 2021, respectively.

16. Segment Reporting

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Taiwan	$209,044	$139,327	$137,946
Asia Pacific	81,480	57,270	66,867
Europe	17,823	9,415	11,134
North America other than United States	18,191	10,304	8,402
United States	5,318	6,674	4,383
Total revenue	$331,856	$222,990	$228,732

Substantially all of the Company’s property and equipment were located in the United States, Asia Pacific region and Europe. As of January 31, 2022, the net amount of these fixed assets located in these regions was approximate $3.1 million, $5.6 million and $1.5 million, respectively. As of January 31, 2021, the net amount of these fixed assets located in these regions was approximately $2.0 million, $2.4million and $1.1 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable for the fiscal years ended January 31, 2022, 2021 ad 2020 were Wintech and Chicony. For the fiscal years ended January 31, 2022, 2021 and 2020, Wintech accounted for approximately 62%, 63% and 60% of total revenue, respectively. For the fiscal years ended January 31, 2022, 2021 and 2020, Chicony accounted for approximately 13%, 16% and 18% of total revenue, respectively. Accounts receivable with Wintech and Chicony were approximately $23.3 million and $7.4 million as of January 31, 2022, respectively. Accounts receivable with Wintech and Chicony were approximately $12.0 million and $8.6 million as of January 31, 2021, respectively.
ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBITS INDEX

Exhibit Number	Description

2.1(1)

Quota Purchase Agreement, dated as of June 25, 2015, by and among the Registrant, the University of Parma, Alberto Broggi, Massimo Bertozzi, Paolo Grisler, Pietro Cerri, Rean Fedriga, Paolo Medici, Luca Bombini, Stefano Cattani, Mirko Felisa, Pier Paolo Porta, and Paolo Zani.

2.2(2)	Agreement and Plan of Merger, dated October 26, 2021, by and among Ambarella, Inc., Ohio Merger Sub, Inc., Oculii Corp. and Shareholder Representative Services LLC

3.1(3)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of Ambarella, Inc.

4.1(14)	Description of Share Capital of Ambarella, Inc.

10.1.1(3)*	Amended and Restated 2004 Stock Plan

10.1.2(4)*	Form of Stock Option Agreement under Amended and Restated 2004 Stock Plan

10.1.3(3)*	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2004 Stock Plan

10.2.1(5)*	Amended and Restated 2012 Equity Incentive Plan

10.2.2(3)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(3)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.4(3)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.2.5(5)*	Form of Performance-Based Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.3(1)*	Amended and Restated 2012 Employee Stock Purchase Plan

10.4.1(6)*	Ambarella, Inc. 2021 Equity Incentive Plan

10.4.2(7)*	Form of Stock Option Agreement under 2021 Equity Incentive Plan

10.4.3(7)*	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan

10.5.1(8)*	Oculii Corp. 2017 Stock Option Plan
10.5.2(8)*	Form of Stock Option Agreement under Oculii Corp. 2017 Stock Option Plan
10.6(3)*	Form of Indemnification Agreement

10.7(11)*	Offer Letter entered into by Ambarella Corp. with Kevin C. “Casey” Eichler dated July 26, 2018

10.8.1(4)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.8.2(11)*

Form of Amended and Restated Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.9.1(15)*	Description of Executive Bonus Plan for Fiscal Year 2021
10.9.2(15)*	Description of Executive Bonus Plan for Fiscal Year 2022
10.10.1(9)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.10.2(9)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.10.3(10)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.10.4(1)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.10.5(12)	Amendment to the Sales Representative Agreement dated June 1, 2019 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.10.6(16)	Amendment No. 6 to Sales Representative Agreement dated May 1, 2021 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.11.1(13)	Standard Lease between Ambarella Corporation and The Realty Associates Fund XI Portfolio, L.P., dated as of August 8, 2019

21.1(14)	List of subsidiaries of Ambarella, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, has been formatted in Inline XBRL and included in Exhibit 101

(1)	Incorporated by reference to the Form 10-Q filed on September 8, 2015.
(2)	Incorporated by reference to the Form 8-K filed on October 26, 2021.
(3)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 13, 2012.
(4)	Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(5)	Incorporated by reference to the Form 10-K filed on March 30, 2017.
(6)	Incorporated by reference to the Form 8-K filed on June 23, 2021.
(7)	Incorporated by reference to the Form S-8 (No. 333-261244) filed on November 19, 2021.
(8)	Incorporated by reference to the Form S-8 (No. 333-261243) filed on November 19, 2021.
(9)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(10)	Incorporated by reference to the Form S-1/A (No. 333-174838) filed on October 5, 2012.
(11)	Incorporated by reference to the Form 10-Q filed on September 7, 2018.
(12)	Incorporated by reference to the Form 10-Q filed on September 6, 2019.
(13)	Incorporated by reference to the Form 10-Q filed on December 6, 2019.
(14)	Incorporated by reference to the Form 10-K filed on March 27, 2020.
(15)	Incorporated by reference to the Form 8-K filed on March 4, 2021.
(16)	Incorporated by reference to the Form 10-Q filed on September 8, 2021.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2022.

AMBARELLA, INC.

By:	/s/ Feng-Ming Wang
Feng-Ming Wang, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Feng-Ming Wang as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 1, 2022.

Signature	Title

/s/ Feng-Ming Wang	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
Feng-Ming Wang

/s/ Leslie D. Kohn	Chief Technical Officer and Director
Leslie D. Kohn

/s/ John Young	Vice President, Finance (Principal Financial and Accounting Officer)
John Young

/s/ Chenming C. Hu	Director
Chenming C. Hu

/s/ Christopher B. Paisley	Director
Christopher B. Paisley

/s/ D. Jeffrey Richardson	Director
D. Jeffrey Richardson

/s/ Hsiao-Wuen Hon	Director
Hsiao-Wuen Hon

/s/ Andrew W. Verhalen	Director
Andrew W. Verhalen

/s/ Teresa H Meng	Director
Teresa H Meng

/s/ Elizabeth M. Schwarting	Director
Elizabeth M. Schwarting

/s/ Anne De Greef-Safft	Director
Anne De Greef-Safft