Form 10-Q
period 2022-04-30
AMBARELLA INC
filed 2022-06-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

The number of ordinary shares of the Registrant outstanding as of June 1, 2022 was 38,120,104 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	April 30,	January 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$200,639	$171,043
Accounts receivable, net	28,008	44,307
Inventories	41,523	45,219
Restricted cash	10	10
Prepaid expenses and other current assets	8,149	6,169
Total current assets	278,329	266,748
Property and equipment, net	10,138	10,134
Deferred tax assets, non-current	13,970	15,340
Intangible assets, net	48,477	46,302
Operating lease right-of-use assets, net	10,292	11,127
Goodwill	303,625	303,625
Other non-current assets	3,834	4,269
Total assets	$668,665	$657,545
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	29,763	31,170
Accrued and other current liabilities	39,354	52,064
Operating lease liabilities, current	3,293	3,391
Income taxes payable	1,481	1,245
Deferred revenue, current	964	1,414
Total current liabilities	74,855	89,284
Operating lease liabilities, non-current	7,438	8,322
Other long-term liabilities	12,024	12,763
Total liabilities	94,317	110,369
Commitments and contingencies (Note 12)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2022 and January 31, 2022, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized at April 30, 2022 and January 31, 2022, respectively; 38,082,879 shares issued and outstanding at April 30, 2022; 37,302,818 shares issued and outstanding at January 31, 2022	17	17
Additional paid-in capital	485,281	447,287
Retained earnings	89,050	99,872
Total shareholders’ equity	574,348	547,176
Total liabilities and shareholders' equity	$668,665	$657,545

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue	$90,305	$70,133
Cost of revenue	33,758	26,368
Gross profit	56,547	43,765
Operating expenses:
Research and development	46,690	37,874
Selling, general and administrative	20,355	16,027
Total operating expenses	67,045	53,901
Loss from operations	(10,498)	(10,136)
Other income, net	86	593
Loss before income taxes	(10,412)	(9,543)
Provision for income taxes	410	1,275
Net loss	$(10,822)	$(10,818)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.29)	$(0.30)
Diluted	$(0.29)	$(0.30)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	37,715,338	35,940,304
Diluted	37,715,338	35,940,304

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended April 30,
	2022	2021
Net loss	$(10,822)	$(10,818)
Other comprehensive loss, net of tax:
Net unrealized losses on investments	—	(427)
Other comprehensive loss, net of tax	—	(427)
Comprehensive loss	$(10,822)	$(11,245)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2022	37,302,818	$17	$447,287	$—	$99,872	$547,176
Issuance of shares through employee equity plans	736,516	—	8,589	—	—	8,589
Issuance of shares through employee stock purchase plan	43,545	—	3,250	—	—	3,250
Stock-based compensation expense	—	—	26,155	—	—	26,155
Net loss	—	—	—	—	(10,822)	(10,822)
Balance--April 30, 2022	38,082,879	$17	$485,281	$—	$89,050	$574,348

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance--January 31, 2021	35,547,440	$16	$347,458	$1,219	$126,283	$474,976
Issuance of shares through employee equity plans	643,120	—	6,741	—	—	6,741
Issuance of shares through employee stock purchase plan	82,783	—	3,694	—	—	3,694
Stock-based compensation expense	—	—	17,128	—	—	17,128
Net unrealized losses on investments - net of tax	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	(10,818)	(10,818)
Balance--April 30, 2021	36,273,343	$16	$375,021	$792	$115,465	$491,294

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,822)	$(10,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,608	2,883
Amortization (accretion) of premium (discount) on marketable debt securities, net	—	417
Stock-based compensation	27,041	18,842
Deferred income taxes	1,370	433
Other non-cash items, net	32	(190)
Changes in operating assets and liabilities:
Accounts receivable	16,299	(9,554)
Inventories	3,696	(7,039)
Prepaid expenses and other current assets	(2,731)	161
Other non-current assets	435	(65)
Accounts payable	(2,865)	(480)
Accrued and other current liabilities	(2,515)	1,969
Income taxes payable	236	(262)
Deferred revenue	(450)	(74)
Operating lease liabilities	(1,069)	(856)
Other long-term liabilities	295	86
Net cash provided by (used in) operating activities	33,560	(4,547)
Cash flows from investing activities:
Purchase of investments	—	(57,117)
Escrow claim associated with business acquisition	749	—
Sales of investments	—	18,609
Maturities of investments	—	29,232
Purchase of tangible and intangible assets	(4,701)	(1,954)
Net cash used in investing activities	(3,952)	(11,230)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,876	3,893
Payment for intangible assets	(1,888)	(1,881)
Net cash provided by (used in) financing activities	(12)	2,012
Net increase (decrease) in cash, cash equivalents and restricted cash	29,596	(13,765)
Cash, cash equivalents and restricted cash at beginning of period	171,053	241,284
Cash, cash equivalents and restricted cash at end of period	$200,649	$227,519
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$232	$1,013
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$1,549	$304

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the “Company”) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power semiconductor solutions offering high-definition (HD) and Ultra HD compression, image processing, and powerful deep neural network processing. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrate high-definition video processing, image processing, artificial intelligence (AI) computer vision algorithms, audio processing and system functions onto a single chip. These low power SoCs deliver exceptional video and image quality and can extract valuable data from high-resolution video and radar streams. The Company is currently addressing a broad range of human and computer vision applications, including video security, advanced driver assistance systems (ADAS), electronic mirrors, drive recorders, driver/cabin monitoring systems, autonomous driving, and industrial and robotic applications.

The Company sells its solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2022 fiscal year filed with the SEC on April 1, 2022 (the “Form 10-K”) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

Basis of Consolidation

The Company’s fiscal year ends on January 31. The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. GAAP. All intercompany transactions and balances have been eliminated upon consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies described in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

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

A substantial portion of the Company’s revenue is derived from sales through its two major distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as its non-exclusive sales representative in Asia other than Japan, and Hakuto Co., Ltd., or Hakuto, a Japan distributor, and directly to one ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 13 for additional information regarding revenue and credit concentration with these customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. The cash equivalents consist primarily of money market funds which management assesses to be highly liquid. In fiscal year 2022, the Company fully liquidated its investments in debt securities to finance the acquisition of Oculii Corp, or Oculii. As of April 30, 2022 and January 31, 2022, there were no debt security investments recorded in the condensed consolidated balance sheets.

The Company performs ongoing credit evaluation of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness. The Company regularly monitors collections and payments from its customers.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of April 30, 2022 and January 31, 2022, restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	April 30, 2022	January 31, 2022	April 30, 2021	January 31, 2021
	(in thousands)
Cash and cash equivalents	$200,639	$171,043	$227,509	$241,274
Restricted cash	10	10	10	10
Total as presented in the condensed consolidated statements of cash flows	$200,649	$171,053	$227,519	$241,284

Recent Accounting Pronouncements

None.

2. Inventories

Inventories at April 30, 2022 and January 31, 2022 consisted of the following:

	As of
	April 30, 2022	January 31, 2022
	(in thousands)
Work-in-progress	$32,892	$25,844
Finished goods	8,631	19,375
Total	$41,523	$45,219

3. Property and Equipment, Net

Depreciation expense was approximately $0.9 million and $0.6 million for the three months ended April 30, 2022 and 2021, respectively. Property and equipment at April 30, 2022 and January 31, 2022 consisted of the following:

	As of
	April 30, 2022	January 31, 2022
	(in thousands)
Computer equipment and software	$17,133	$16,488
Machinery and equipment	7,757	7,532
Furniture and fixtures	1,253	1,243
Leasehold improvements	3,065	2,942
Construction in progress	806	1,060
	30,014	29,265
Less: accumulated depreciation and amortization	(19,876)	(19,131)
Total property and equipment, net	$10,138	$10,134

4. Intangible Assets, Net

   As of April 30, 2022, the intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of April 30, 2022, $4.9 million was recorded in accrued and other current liabilities and $0.6 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of April 30, 2022 and January 31, 2022 were as follows:

	As of April 30, 2022			As of January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$26,635	$(12,486)	$14,149	$22,093	$(11,331)	$10,762
Developed technology	21,200	(1,661)	19,539	21,200	(904)	20,296
Customer relationships	13,200	(733)	12,467	13,200	(367)	12,833
Trade name	2,500	(178)	2,322	2,500	(89)	2,411
Total intangible assets, net	$63,535	$(15,058)	$48,477	$58,993	$(12,691)	$46,302

During the three months ended April 30, 2022, there was approximately $4.9 million of software licenses purchased and approximately $0.4 million of software licenses retired. The amortization expense associated with software licenses was approximately $1.6 million and $1.5 million for the three months ended April 30, 2022 and 2021, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million for the three months ended April 30, 2022. There was no acquisition-related amortization expense for the three months ended April 30, 2021. The expected future amortization expense related to these intangible assets as of April 30, 2022 is as follows:

As of
April 30, 2022
Fiscal Year	(in thousands)
2023 (9 months remaining)	$7,693
2024	8,211
2025	6,971
2026	5,408
2027	5,405
Thereafter	14,789
Total future amortization expenses:	$48,477

The intangible assets are required to be tested for impairment at least annually in the fourth fiscal quarter or sooner whenever events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the three months ended April 30, 2022 and 2021, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities at April 30, 2022 and January 31, 2022 consisted of the following:

	As of
	April 30, 2022	January 31, 2022
	(in thousands)
Accrued employee compensation	$20,751	$30,044
Accrued product development costs	6,992	10,523
Software license liabilities, current	4,947	6,001
Other accrued liabilities	6,664	5,496
Total accrued and other current liabilities	$39,354	$52,064

The timing of SoC development progress and payments to outside foundries resulted in fluctuation of the accrued product development costs. The decrease in employee compensation liabilities was primarily due to $10.9 million of annual bonus paid in the first quarter of fiscal year 2023, of which $3.2 million was paid in cash and $7.7 million was settled with restricted stock units.

6. Leases

The Company has entered into various operating leases for its worldwide office facilities. The operating lease expense was approximately $0.9 million and $0.8 million for the three months ended April 30, 2022 and 2021, respectively. The Company's short-term leases and finance leases were not material as of April 30, 2022 and January 31, 2022, respectively.

Supplemental cash flow information related to leases is as follows:

Three Months Ended
April 30, 2022
(in thousands)
Cash paid for operating leases included in operating cash flows	$1,069
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$87

As of April 30, 2022, the weighted average remaining lease term is 3.39 years, and the weighted average discount rate is 3.56 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
April 30, 2022
Fiscal Year	(in thousands)
2023 (9 months remaining)	$2,737
2024	3,443
2025	3,240
2026	1,421
2027	344
Thereafter	123
Total future annual minimum lease payments	11,308
Less: interest	(577)
Total lease liabilities	$10,731

7. Other Long-Term Liabilities

Other long-term liabilities at April 30, 2022 and January 31, 2022 consisted of the following:

	As of
	April 30, 2022	January 31, 2022
	(in thousands)
Unrecognized tax benefits, including interest	$9,418	$9,313
Deferred tax liabilities, non-current	1,962	1,769
Software license liabilities, non-current	638	1,674
Other long-term liabilities	6	7
Total other long-term liabilities	$12,024	$12,763

8. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively.

Ordinary shares

As of April 30, 2022 and January 31, 2022, a total of 200,000,000 ordinary shares were authorized.

In the first quarter of fiscal year 2023, the Company added 466,285 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on February 1st of each fiscal year, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2022 and January 31, 2022, the following ordinary shares were reserved for future issuance under the Company’s equity plans and ESPP:

	As of
	April 30, 2022	January 31, 2022
Shares reserved for options, restricted stock and restricted stock units under equity plans	6,724,308	7,461,541
Shares reserved for ESPP	3,047,444	2,624,704

Stock purchase program

         No ordinary shares were repurchased in the three months ended April 30, 2022. As of April 30, 2022, $49.0 million remained available for repurchases under the current repurchase program through June 30, 2022. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

9. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Stock-based compensation:
Cost of revenue	$349	$323
Research and development	17,151	11,194
Selling, general and administrative	9,541	7,325
Total stock-based compensation	$27,041	$18,842

As of April 30, 2022, approximately $1.0 million of stock-based compensation expense was accrued and reflected under accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at April 30, 2022 was $24.8 million and is expected to be recognized over a weighted-average period of 2.39 years. Total unrecognized compensation cost related to unvested restricted stock units at April 30, 2022 was $207.1 million and is expected to be recognized over a weighted-average period of 2.43 years. In April 2022, the Company’s Compensation Committee of the Board of Directors approved the acceleration of vesting of 35,703 shares of unvested equity awards associated with the departure of Mr. Casey Eichler, who was the Company’s Chief Financial Officer until March 2022. As a result, there was approximately $1.7 million of additional stock-based compensation expense, net related to the departure recognized during the three months ended April 30, 2022.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2022	2021
Stock Options:
Volatility	—	51%
Risk-free interest rate	—	0.99%
Expected term (years)	—	5.3
Dividend yield	—	0%
Employee stock purchase plan awards:
Volatility	89%	61%
Risk-free interest rate	0.86%	0.06%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2022	619,322	$40.08
Granted	—	—	—
Exercised	(37,536)	23.17		$2,902
Forfeited	(2,801)	35.95
Expired	(14)	43.35
Outstanding at April 30, 2022	578,971	41.20			4.8	$38,249
Exercisable at April 30, 2022	390,006	$43.85			3.5	$24,711

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on April 30, 2022 was $82.08, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes the restricted stock units activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2022	2,651,135	$85.41
Granted	615,737	85.44
Vested	(698,980)	65.78
Forfeited	(68,007)	82.10
Unvested at April 30, 2022	2,499,885	$91.00

As of April 30, 2022, the aggregate intrinsic value of unvested restricted stock units was $205.2 million.

10. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(10,822)	$(10,818)
Denominator:
Weighted-average ordinary shares - basic	37,715,338	35,940,304
Weighted-average ordinary shares - diluted	37,715,338	35,940,304
Net loss per ordinary share:
Basic	$(0.29)	$(0.30)
Diluted	$(0.29)	$(0.30)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2022	2021
Options to purchase ordinary shares	411,941	427,861
Restricted stock units	1,776,820	1,786,252
Employee stock purchase plan	11,010	22,870
	2,199,771	2,236,983

11. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Loss before income taxes	$(10,412)	$(9,543)
Provision for income taxes	410	1,275
Effective tax rate	(3.9)%	(13.4)%

The Company recorded an income tax provision of $0.4 million and $1.3 million for the three months ended April 30, 2022 and 2021, respectively. The decrease in income tax expense was primarily due to an increase in the proportion of profits generated in lower tax jurisdictions.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2022, the gross amount of unrecognized tax benefits was approximately $31.1 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

12. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of April 30, 2022 and January 31, 2022, total manufacturing purchase commitments were approximately $66.3 million and $71.5 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on a quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. As of April 30, 2022 and January 31, 2022, there were no material loss liabilities recorded in the condensed consolidated balance sheets from adverse purchase commitments.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of April 30, 2022 and January 31, 2022, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Taiwan	$53,636	$44,587
Asia Pacific	21,555	18,637
Europe	8,393	3,018
North America other than United States	4,886	2,690
United States	1,835	1,201
Total revenue	$90,305	$70,133

As of April 30, 2022, substantially all of the Company’s property and equipment were located in the Asia Pacific region, United States and Europe with approximate net amounts of $5.4 million, $3.2 million and $1.5 million, respectively.

Major Customers

The customers representing 10% or more of revenue were WT, Chicony, and Hakuto, which accounted for approximately 57%, 11%, and 10% of total revenue for the three months ended April 30, 2022, respectively. For the three months ended April 30, 2021, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 63% and 16% of total revenue, respectively. Accounts receivable with WT, Chicony, and Hakuto were approximately $3.1 million, $10.5 million, and $0.6 million as of April 30, 2022, respectively.

14. Subsequent Events

         On May 27, 2022, the Company’s Board of Directors approved an extension of the current share repurchase program for an additional twelve months ending June 30, 2023. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. As of June 7, 2022, there was approximately $49.0 million remained available for repurchases under the repurchase program through June 30, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2022 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2022 fiscal year filed with the Securities and Exchange Commission, or SEC, on April 1, 2022.

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity and our ability to compete in such markets, our product strategy, our ability to develop and introduce new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our repurchase programs, our expectations about taxes, operating expenses, and cost recognition, the availability of third-party components and economic and political conditions. These statements reflect our current views with respect to future events and our potential financial performance, and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the ongoing and potential impact of the COVID-19 pandemic on our operations or the operations of our supply chain or our customers; risks associated with the overall economy, including escalating trade tensions between the U.S. and China; the commercial success of our customers’ products; our growth strategy; fluctuations in our operating results; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate or seek to operate; our expectations regarding computer vision; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” and Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

We are a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, or AI, processing, advanced image signal processing and high-resolution video compression. Since inception, we have primarily served human viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. Our recent development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision, or CV, and our CV SoCs integrate our state-of-the-art video processor technology together with our deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of CV algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, terrain mapping, and face recognition. CVflow can process other sensor modalities including lidar and radar, and allows customers to differentiate their products by porting their own, or third party, neural networks and/or classical CV algorithms to our CVflow-based SoCs. Our SoC designs fully integrate AI, computer vision functionality, HD video processing, image processing, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These CV-based technologies are allowing us to address a broader range of markets and applications requiring AI video features, including IP security cameras, a variety of automotive cameras, consumer cameras, and industrial and robotic markets and applications. We anticipate that our CV technology will also enable us to capture more content per electronic system and increase our average selling price.

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

Financial Highlights and Trends

•

We recorded revenue of $90.3 million for the three months ended April 30, 2022, an increase of 28.8% as compared to the same period in the prior fiscal year. The increase was primarily attributable to higher revenue in the professional IP security and automotive OEM sensing and fleet markets. In the professional IP security market, strong growth in the North America and Asia regions other than China, together with continued sales penetration into the Europe region, resulted in a significant revenue increase in this market. In the automotive markets, continued demand for our SoCs and applications in the automotive OEM sensing and fleet markets contributed to an increase in revenue. The increased revenue was partially offset by decreased revenue in consumer-related markets, including home IP security, automotive aftermarket and consumer markets, primarily due to decreased consumer demand from the impact of pandemic lockdowns in China. Despite lower demand from the China region, our computer vision-based solutions demonstrated a strong revenue growth in the first quarter of fiscal year 2023, representing continued adoption of our CV-based solutions by customers.

•

We recorded an operating loss of $10.5 million for the three months ended April 30, 2022, as compared to an operating loss of $10.1 million for the three months ended April 30, 2021. The increased operating loss was primarily due to increased operating expenses, partially offset by increased revenue and gross profit. The increased operating expenses primarily related to increased personnel costs associated with headcount growth and benefit programs, as well as increased engineering-related costs for supporting automotive, robotic and industrial applications of our CV-based solutions, partially offset by decreased chip tape-out costs due to the timing and number of chips in development.

•

We generated cash inflows from operating activities of $33.6 million for the three months ended April 30, 2022, as compared to cash outflows from operating activities of $4.5 million for the three months ended April 30, 2021. The increased cash flows from operating activities were primarily related to decreased accounts receivable associated with the timing of sales and lower inventory purchases due to pandemic lockdowns in China resulting in disrupted orders and shipments throughout the Asia supply chain, partially offset by decreased liabilities associated with employee benefit payments and the timing of payments to our suppliers.

Factors Affecting Our Performance

Impact of COVID-19 on our Business. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of remote or work from home conditions in many of the locations where we have offices, including our Shanghai office in April and May of 2022. We have experienced a significant disruption of orders and logistics throughout the Asia supply chain as a result of the COVID-19 pandemic, and if the remote or work from home conditions in any of our locations continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. We are also experiencing significantly longer manufacturing times that, if they persist or worsen, could impact our ability to meet our customers’ demand for our solutions and negatively impact our revenue. As a result of these factors we have reduced our inventory purchases in the near term. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung Electronic Corporation’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. The pandemic may also impact our customers’ ability to manufacture their products, support their customers or reduce or delay demand for their products, which could, in turn, reduce such demand for our solutions. While we cannot quantify specific impacts of the COVID-19 pandemic or actions taken by governments and businesses in response thereto, our results of operations and financial condition may be negatively affected if we encounter significant supply chain problems, reductions in demand due to our customers or end customers having problems, or other unexpected COVID-19 ramifications.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(dollars in thousands)
Revenue	$90,305	$70,133
Cost of revenue	33,758	26,368
Gross profit	56,547	43,765
Operating expenses:
Research and development	46,690	37,874
Selling, general and administrative	20,355	16,027
Total operating expenses	67,045	53,901
Loss from operations	(10,498)	(10,136)
Other income, net	86	593
Loss before income taxes	(10,412)	(9,543)
Provision for income taxes	410	1,275
Net loss	$(10,822)	$(10,818)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2022	2021
Revenue	100%	100%
Cost of revenue	37	38
Gross profit	63	62
Operating expenses:
Research and development	52	54
Selling, general and administrative	23	23
Total operating expenses	75	77
Loss from operations	(12)	(15)
Other income, net	—	1
Loss before income taxes	(12)	(14)
Provision for income taxes	—	1
Net loss	(12)%	(15)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IP security camera OEMs, IP security camera ODMs, OEM or Tier-1 automotive suppliers, and consumer camera OEMs, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these human viewing camera markets, in particular the IP security and automotive video recorder markets, to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging AI and computer vision applications in the IP security camera, OEM automotive, industrial and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through our two major distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, and Hakuto Co., Ltd., or Hakuto, a Japan distributor, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

We have historically experienced seasonal fluctuations in our quarterly revenue with our third fiscal quarter normally being a higher revenue quarter. This fluctuation has been driven primarily by increased sales in IP security and consumer camera markets as our customers build inventories in preparation for the holiday shopping season. As we transition away from consumer markets, seasonal impact has decreased. In addition, the continued effects of the COVID-19 pandemic and persistent supply chain challenges may negatively affect our normal seasonality this year. Our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

Other Income, Net

Other income, net, consists primarily of interests and yields from debt security investments and cash deposits with financial institutions, as well as miscellaneous subsidies granted from a foreign government.

Provision for Income Taxes

We are incorporated and domiciled in the Cayman Islands and our operations are subject to income taxes in the United States, China, Hong Kong, Germany, Italy, Japan, South Korea, Taiwan and other jurisdictions in which we do business. Our worldwide operating income is subject to varying tax rates, and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. It is also subject to fluctuation from changes in the valuation of our deferred tax assets and liabilities; tax benefits from excess stock-based compensation deductions; transfer pricing adjustments and the tax effects of nondeductible compensation. We have historically had lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure were to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

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

Comparison of the Three Months Ended April 30, 2022 and 2021

Revenue

	Three Months Ended April 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$90,305	$70,133	$20,172	28.8%

The increased revenue for the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, was primarily attributable to higher revenue in the professional IP security and automotive OEM sensing and fleet markets. In the professional IP security market, strong growth in the North America and Asia regions other than China, together with continued sales penetration into the Europe region, resulted in a significant revenue increase in this market. In the automotive markets, continued demand for our SoCs and applications in the automotive OEM sensing and fleet markets contributed to an increase in revenue. The increased revenue was partially offset by decreased revenue in consumer-related markets, including home IP security, automotive aftermarket and consumer markets, primarily due to decreased consumer demand from the impact of pandemic lockdowns in China. Despite lower demand from the China region, our computer vision-based solutions demonstrated a strong revenue growth in the first quarter of fiscal year 2023, representing continued adoption of our CV-based solutions by customers.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$33,758	$26,368	$7,390	28.0%
Gross profit	56,547	43,765	12,782	29.2%
Gross margin	62.6%	62.4%	—	0.2%

Cost of revenue increased for the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, primarily due to increased revenue.

Gross margin increased for the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, primarily due to an increase in the percentage of our total revenue that was derived from higher gross margin CV-based solutions and automotive markets. A customer concentration shift from the China region to the North America and Asia regions other than China in the professional IP security camera market also contributed an improvement in gross margin for the three months ended April 30, 2022. The increased gross margin was partially offset by an increase in inventory reserves due to a decrease in demand in the China region.

Research and Development

	Three Months Ended April 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$46,690	$37,874	$8,816	23.3%

Research and development expense increased for the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, primarily due to increased personnel costs and engineering-related expenses. Personnel costs increased by approximately $8.5 million as a result of issuance of stock awards, employee benefit programs and an increase of 93 in headcount, including 44 engineering headcount added from our acquisition of Oculii Corp, or Oculii, in the fourth quarter of fiscal year 2022. Engineering-related expenses, including equipment and tool cost, outside services and facility related expenses in support of new SoCs and related applications, increased by approximately $1.4 million. The increase was partially offset by decreased SoC development cost due to the timing and number of chips in development. During the three months ended April 30, 2022, SoC development cost decreased by approximately $1.1 million.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$20,355	$16,027	$4,328	27.0%

Selling, general and administrative expense increased for the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, primarily due to increased personnel costs and professional service expenses. Personnel costs increased by approximately $3.5 million as a result of issuance of stock awards, stock acceleration and employee benefit programs. The increase was also attributable to approximately $0.6 million of additional professional service expenses to support our business development in the IP security, automotive and robotics markets.

Other Income, Net

	Three Months Ended April 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income, net	$86	$593	$(507)	(85.5)%

The decrease in other income, net, for the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, was primarily due to the full liquidation of our debt security investments in fiscal year 2022 to finance the acquisition of Oculii, resulting in reduced yields from investments.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$410	$1,275	$(865)	(67.8)%
Effective tax rate	(3.9)%	(13.4)%	—	9.5%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.  We update our estimate of the annual effective tax rate each quarter, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.  This could result in a higher or lower effective tax rate during a particular quarter, based on the mix and timing of actual earnings or losses versus annual projections.

The decrease in income tax expense for the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, was primarily due to an increase in the proportion of profits generated in lower-tax jurisdictions.

Liquidity and Capital Resources

As of April 30, 2022 and January 31, 2022, we had cash and cash equivalents of approximately $200.6 million and $171.0 million, respectively.  After a full liquidation of our debt security investments in fiscal year 2022 to finance the acquisition of Oculii, there were no debt security investments as of April 30, 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$33,560	$(4,547)
Net cash used in investing activities	(3,952)	(11,230)
Net cash provided by (used in) financing activities	(12)	2,012
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,596	$(13,765)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities increased for the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, primarily related to decreased accounts receivable associated with the timing of sales and lower inventory purchases due to pandemic lockdowns in China resulting in disrupted orders and shipments throughout the Asia supply chain, partially offset by decreased liabilities associated with employee benefit payments and the timing of payments to our suppliers.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased for the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, primarily due to approximately $9.3 million less of net investments in debt securities as a result of the full liquidation of investments in fiscal year 2022 as well as an approximately $0.7 million claim from an escrow account associated with the acquisition of Oculii, partially offset by approximately $2.7 million of net cash payments for long-lived assets.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities decreased for the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, primarily due to approximately $2.0 million less cash proceeds from option exercises and employee stock purchase withholdings.

Stock Repurchase Program

No ordinary shares were repurchased in the three months ended April 30, 2022. As of April 30, 2022, $49.0 million remained available for repurchases under the current repurchase program. In May 2022, the Company’s Board of Directors approved an extension of this repurchase program through June 30, 2023. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Operating and Capital Expenditure Requirements

As of April 30, 2022, we had cash and cash equivalents of approximately $200.6 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities or borrowing funds commercially, we may become subject to covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

Our short- term and long-term capital requirements will depend on many factors, including the following:

•	our ability to generate cash from operations;
•	our ability to control our costs;
•	the expansion of our research and development of new technologies and products to address new markets and applications;
•	the magnitude and duration of COVID-19 impact, as well as measures implemented to control the spread of the virus;
•	the emergence of competing or complementary technologies or products;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights or participating in litigation-related activities; and
•	our acquisition of complementary businesses, products and technologies.

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of April 30, 2022, we had purchase obligations with our independent contract manufacturers of $66.3 million.

Except as described above with respect to the manufacturing purchase obligations, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 30, 2022, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2022 fiscal year filed with the SEC on April 1, 2022.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2022 and January 31, 2022, we had cash and cash equivalents totaling $200.6 million and $171.0 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions and is held for working capital purposes.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of April 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Summary of Risk Factors

Our business and our industry is subject to numerous risks and uncertainties, including those described in the following Risk Factors.  These risks include, but are not limited to, the following:

•	The COVID-19 pandemic could adversely affect our business in a material way, including closure of our offices or the facilities of our suppliers or customers.

•	Our customers incorporate components supplied by multiple third parties, and a supply shortage or delay in delivery of these components could delay orders for our solutions by our customers.

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

The global COVID-19 pandemic has significantly affected the populations and businesses of many countries. Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have been causing, and are expected to continue to cause, disruption to our operations. We have had to impose remote or work from home conditions for varying periods of time in many of our offices, including the United States, China, Italy, Japan, South Korea and Taiwan. If such remote or work from home conditions continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity, which could harm our financial results. Approximately 350 of our employees are located in Taiwan and approximately 200 employees are located in China, and lengthy closures of these offices could significantly disrupt our software engineering and customer support operations. In addition, we and our suppliers, third-party distributors and customers have been, and are expected to continue to be, disrupted by quarantines and restrictions on certain employees’ ability to perform their jobs, office closures or restrictions, disruptions to shipping infrastructure, or other travel or health-related restrictions. In the first quarter of fiscal year 2023, we have experienced, and we expect to continue to experience, a significant disruption of orders by customers, as well as logistics throughout the Asia supply chain, as a result of the COVID-19 pandemic and measures taken to control spread of the virus. Depending on the continuing magnitude of such effects on the operations of our suppliers, third-party distributors and our supply chain, our product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. Such continuing disruptions may also adversely affect our customers’ ability to manufacture their products, which in turn could reduce their demand for our products. In addition, decreased consumer demand from the impact of pandemic lockdowns in China has contributed to decreased revenue in consumer-related markets, including home IP security, automotive aftermarket and consumer markets.

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

We believe that our future revenue growth, if any, will significantly depend on our ability to expand within the Intelligence of Things, or IoT, camera markets with our new artificial intelligence, or AI, computer vision SoC solutions, and the OEM automotive, robotics and industrial markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate, the technical requirements of these markets evolve in ways we do not anticipate, the development of such markets is delayed or impacted by factors outside of our control, such as the COVID-19 pandemic, or if we are unable to penetrate them successfully with our solutions, our revenue could decline and our financial condition would be negatively impacted. Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of our time and resources and we cannot assure you that we will secure design wins from these or other companies or that we will achieve meaningful revenue from the sales of our solutions into these markets. We anticipate that as we continue to move into new markets, such as the OEM automotive, robotics and industrial markets, we will face competition from larger competitors with greater resources and more history in these markets. If we fail to penetrate these or other new markets we are targeting, our financial condition would likely suffer.  Moreover, if we are successful in achieving design wins in these new markets, it will likely take longer to generate revenue from such design wins than in our current markets.

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

Our primary inventory warehouse is located in Hong Kong and may be affected by continued political, social, health and economic conditions in Hong Kong.

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or logistic partners. Hong Kong has experienced, and continues to experience, political unrest and social strife in addition to the impact of ongoing COVID-19 pandemic and measures to control spread of the virus. In response to national security legislation adopted by the Chinese government, the U.S. Secretary of State certified to the U.S. Congress in May 2020 that Hong Kong no longer maintains a sufficient degree of autonomy from China to warrant special treatment by the U.S. While such certification does not have an immediate impact on Hong Kong for trade or other purposes, this action represents an escalation in political and trade tensions involving the U.S, China and Hong Kong. In addition, the Bureau of Industry and Security, or BIS, has imposed additional restrictions on exports and reexports of U.S.-controlled items to Hong Kong by removing preferential treatment that Hong Kong used to receive and imposing more stringent licensing requirements similar to those applicable to China. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. Further, Hong Kong has been impacted by the COVID-19 pandemic and office closures or other restrictions in light of the pandemic may harm our business or increase the cost of conducting our operations in Hong Kong. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location (or a location resulting in higher tax costs) or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2022, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, our distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 62% and 13% of total revenue, respectively. For the three months ended April 30, 2022, the customers representing 10% or more of revenue were WT, Chicony, and Hakuto Co., Ltd., or Hakuto, a Japan distributor, which accounted for approximately 57%, 11%, and 10% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $167.3 million, $140.8 million and $129.7 million in fiscal years 2022, 2021 and 2020, respectively. For the three months ended April 30, 2022, our research and development expense was $46.7 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the three months ended April 30, 2022, the customers representing 10% or more of revenue were WT, Chicony, and Hakuto, which accounted for approximately 57%, 11%, and 10% of total revenue, respectively. As of April 30, 2022, accounts receivable with WT, Chicony, and Hakuto were approximately $3.1 million, $10.5 million, and $0.6 million respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive. We may face difficulties, delays and increased expense as we transition our products to new processes, such as the 4nm or 3nm process nodes, and potentially to new foundries. We currently depend on Samsung, as the principal foundry for our products, to transition to new processes successfully. We cannot assure you that Samsung will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 5nm, we are increasingly dependent upon a very small number of foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results.

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

We used a significant portion of our cash in connection with the acquisition of Oculii, which was completed on November 5, 2021. Our use of cash to fund the Oculii acquisition has reduced our liquidity and any future acquisitions may also reduce our liquidity or require the use of equity. Using cash to fund acquisitions may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 88%, 88% and 90% of our total revenue in fiscal years 2022, 2021 and 2020, respectively. For the three months ended April 30, 2022, sales to customers in Asia accounted for approximately 83% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

Our customers incorporate components supplied by multiple third parties, and a supply shortage or delay in delivery of these components could delay orders for our solutions by our customers.

Our customers purchase components used in the manufacture of their products from various sources of supply, often involving several specialized components, including lenses, sensors, microcontrollers, power management integrated circuits (PMICs), Wi-Fi chips, and memory chips. Any supply shortage or delay in delivery by third-party component suppliers, or a third-party supplier’s cessation or shut down of its business, may prevent or delay production of our customers’ products. As a result of delays in delivery or supply shortages of third-party components, orders for our solutions may be delayed or canceled and our business may be harmed. The semiconductor industry is currently experiencing shortages of certain devices, including microcontrollers, PMICs, Wi-Fi chips, which has impacted, and may continue to impact, our customers’ ability to build their products and negatively impact our customers’ demand for our solutions. We believe these shortages have been exacerbated by the COVID-19 pandemic. Similarly, our ability to generate design wins in some markets, such as the automotive OEM market, requires us to collaborate with third-party software suppliers in order to offer a complete solution to customers. Our inability to successfully collaborate with such third-party suppliers, or such suppliers’ inability to develop and deliver software, could harm our ability to achieve design wins and harm our business. Errors or defects within a camera system or in the manner in which the various components interact could prevent or delay production of our customers’ products, which could harm our business.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 62%, 63% and 60% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2022, 2021 and 2020, respectively, and approximately 57% of our revenue was derived from sales through WT for the three months ended April 30, 2022. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of WT. In January 2020, WPG acquired approximately 17% of WT, but indicated it intended to remain a passive investor in WT. An acquisition of WT by WPG could have an adverse impact on our relationship with WT. Our current agreement with WT is effective until September 2022, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. Beyond the BIS actions relating to Hikvision, Dahua and affiliates of Dajiang Baiwang, general trade tensions between the United States and China have been escalating, which has, in our view, created and will perpetuate an uncertain business environment. If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. For example, H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019 negatively impacts Hikvision and Dahua’s ability to sell products into the U.S. security camera market and could decrease their demand for our solutions. Similarly, changes in export classification requirements, such as those proposed by U.S. Congress, could impact our ability to supply our solutions to certain companies or in certain countries.  Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications or trade restrictions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers.  The materialization of these risks could have a material adverse effect on our business and financial condition. Further, our business and performance are subject to economic conditions, and our suppliers, distributors, and customers may suffer their own financial and economic challenges. Inflation or other deteriorations in global economic conditions may impact our operating expenses and third parties may demand pricing accommodations, which could harm our ability to meet customer demands or collect revenue or otherwise could harm our business and financial results.

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

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1*	Employment letter entered into by Ambarella Corp. with Brian White, dated March 18, 2022.

10.2*	Change of Control and Severance Agreement entered into by Ambarella Corp. with Brian White, dated March 28, 2022.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

AMBARELLA, INC.

Date: June 8, 2022	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 8, 2022	By:	/s/ Brian C. White
Brian C. White
Chief Financial Officer