Form 10-Q
period 2022-07-31
AMBARELLA INC
filed 2022-09-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The number of ordinary shares of the Registrant outstanding as of August 31, 2022 was 38,416,764 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	July 31,	January 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$194,944	$171,043
Marketable debt securities	2,970	—
Accounts receivable, net	37,698	44,307
Inventories	40,103	45,219
Restricted cash	10	10
Prepaid expenses and other current assets	7,138	6,169
Total current assets	282,863	266,748
Property and equipment, net	10,443	10,134
Deferred tax assets, non-current	14,159	15,340
Intangible assets, net	49,563	46,302
Operating lease right-of-use assets, net	10,263	11,127
Goodwill	303,625	303,625
Other non-current assets	3,504	4,269
Total assets	$674,420	$657,545
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	22,074	31,170
Accrued and other current liabilities	48,396	52,064
Operating lease liabilities, current	3,506	3,391
Income taxes payable	3,110	1,245
Deferred revenue, current	457	1,414
Total current liabilities	77,543	89,284
Operating lease liabilities, non-current	7,024	8,322
Other long-term liabilities	11,742	12,763
Total liabilities	96,309	110,369
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2022 and January 31, 2022, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 38,406,451 and 37,302,818 shares issued and outstanding at July 31, 2022 and January 31, 2022, respectively	17	17
Additional paid-in capital	512,696	447,287
Accumulated other comprehensive loss	(2)	—
Retained earnings	65,400	99,872
Total shareholders’ equity	578,111	547,176
Total liabilities and shareholders' equity	$674,420	$657,545

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue	$80,884	$79,327	$171,189	$149,460
Cost of revenue	29,820	29,908	63,578	56,276
Gross profit	51,064	49,419	107,611	93,184
Operating expenses:
Research and development	52,338	39,558	99,028	77,432
Selling, general and administrative	18,914	15,821	39,269	31,848
Total operating expenses	71,252	55,379	138,297	109,280
Loss from operations	(20,188)	(5,960)	(30,686)	(16,096)
Other income (expense), net	(26)	218	60	811
Loss before income taxes	(20,214)	(5,742)	(30,626)	(15,285)
Provision for income taxes	3,436	1,414	3,846	2,689
Net loss	$(23,650)	$(7,156)	$(34,472)	$(17,974)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.62)	$(0.20)	$(0.91)	$(0.50)
Diluted	$(0.62)	$(0.20)	$(0.91)	$(0.50)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	38,258,341	36,442,536	37,986,839	36,191,420
Diluted	38,258,341	36,442,536	37,986,839	36,191,420

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(23,650)	$(7,156)	$(34,472)	$(17,974)
Other comprehensive loss, net of tax:
Net unrealized losses on investments	(2)	(184)	(2)	(611)
Other comprehensive loss, net of tax	(2)	(184)	(2)	(611)
Comprehensive loss	$(23,652)	$(7,340)	$(34,474)	$(18,585)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2022	37,302,818	$17	$447,287	$—	$99,872	$547,176
Issuance of shares through employee equity plans	736,516	—	8,589	—	—	8,589
Issuance of shares through employee stock purchase plan	43,545	—	3,250	—	—	3,250
Stock-based compensation expense	—	—	26,155	—	—	26,155
Net loss	—	—	—	—	(10,822)	(10,822)
Balance--April 30, 2022	38,082,879	17	485,281	—	89,050	574,348
Issuance of shares through employee equity plans	323,572	—	1,204	—	—	1,204
Stock-based compensation expense	—	—	26,211	—	—	26,211
Net unrealized losses on investments - net of tax	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(23,650)	(23,650)
Balance--July 31, 2022	38,406,451	$17	$512,696	$(2)	$65,400	$578,111
				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2021	35,547,440	$16	$347,458	$1,219	$126,283	$474,976
Issuance of shares through employee equity plans	643,120	—	6,741	—	—	6,741
Issuance of shares through employee stock purchase plan	82,783	—	3,694	—	—	3,694
Stock-based compensation expense	—	—	17,128	—	—	17,128
Net unrealized losses on investments - net of tax	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	(10,818)	(10,818)
Balance--April 30, 2021	36,273,343	16	375,021	792	115,465	491,294
Issuance of shares through employee equity plans	371,293	—	1,461	—	—	1,461
Stock-based compensation expense	—	—	17,639	—	—	17,639
Net unrealized losses on investments - net of tax	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(7,156)	(7,156)
Balance--July 31, 2021	36,644,636	$16	$394,121	$608	$108,309	$503,054

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(34,472)	$(17,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,295	5,803
Amortization (accretion) of premium (discount) on marketable debt securities, net	—	852
Stock-based compensation	53,950	38,214
Deferred income taxes	1,181	215
Other non-cash items, net	42	13
Changes in operating assets and liabilities:
Accounts receivable	6,609	(13,321)
Inventories	5,116	(15,995)
Prepaid expenses and other current assets	(753)	1,033
Other non-current assets	765	435
Accounts payable	(11,873)	11,992
Accrued and other current liabilities	4,380	(619)
Income taxes payable	1,865	764
Deferred revenue	(957)	58
Operating lease liabilities	(2,159)	(1,763)
Other long-term liabilities	14	183
Net cash provided by operating activities	33,003	9,890
Cash flows from investing activities:
Purchase of investments	(2,972)	(101,664)
Escrow claim associated with business acquisition	749	—
Sales of investments	—	32,839
Maturities of investments	—	75,490
Purchase of tangible and intangible assets	(8,088)	(3,754)
Net cash provided by (used in) investing activities	(10,311)	2,911
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	4,087	7,161
Long-term financing payment for intangible assets	(2,878)	(2,834)
Net cash provided by financing activities	1,209	4,327
Net increase in cash, cash equivalents and restricted cash	23,901	17,128
Cash, cash equivalents and restricted cash at beginning of period	171,053	241,284
Cash, cash equivalents and restricted cash at end of period	$194,954	$258,412
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$661	$1,085
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$3,647	$1,332

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

A substantial portion of the Company’s revenue is derived from sales through one of its distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as its non-exclusive sales representative in Asia other than Japan, and directly to one ODM customer, Chicony Electronics Co., Ltd., or Chicony. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 14 for additional information regarding revenue and credit concentration with these customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. In order to limit the exposure of each investment, the cash equivalents and marketable debt securities consist primarily of money market funds and debt securities of corporations which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

The Company performs ongoing credit evaluation of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness. The Company regularly monitors collections and payments from its customers.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of July 31, 2022 and January 31, 2022, restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	July 31, 2022	January 31, 2022	July 31, 2021	January 31, 2021
	(in thousands)
Cash and cash equivalents	$194,944	$171,043	$258,402	$241,274
Restricted cash	10	10	10	10
Total as presented in the condensed consolidated statements of cash flows	$194,954	$171,053	$258,412	$241,284

Recent Accounting Pronouncements

None.

2. Financial Instruments and Fair Value

In July 2022, the Company invested $100.0 million of cash in money market funds and debt securities of corporations after a full liquidation of its debt security investments in fiscal year 2022. All of the investments are denominated in United States dollars and reported at fair value as available-for-sale securities in the condensed consolidated balance sheets as follows:

	As of July 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$97,068	$—	$—	$97,068
Corporate bonds	2,972	—	(2)	2,970
Total cash equivalents and marketable debt securities	$100,040	$—	$(2)	$100,038

	As of January 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$20	$—	$—	$20
Total cash equivalents and marketable debt securities	$20	$—	$—	$20

          As of July 31, 2022, there were no debt securities with unrealized losses for more than twelve months.

	As of
	July 31, 2022	January 31, 2022
	(in thousands)
Included in cash equivalents	$97,068	$20
Included in marketable debt securities	2,970	—
Total cash equivalents and marketable debt securities	$100,038	$20

The contractual maturities of the investments at July 31, 2022 and January 31, 2022 were as follows:

	As of
	July 31, 2022	January 31, 2022
	(in thousands)
Due within one year	$100,038	$20
Due within one to three years	—	—
Total cash equivalents and marketable debt securities	$100,038	$20

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income (expense), net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets. The credit-related losses were not material for the three and six months ended July 31, 2022, and 2021, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of July 31, 2022 and January 31, 2022, respectively:

	As of July 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$97,068	$97,068	$—	$—
Corporate bonds	2,970	—	2,970	—
Total cash equivalents and marketable debt securities	$100,038	$97,068	$2,970	$—

	As of January 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$20	$20	$—	$—
Total cash equivalents and marketable debt securities	$20	$20	$—	$—

3. Inventories

Inventories at July 31, 2022 and January 31, 2022 consisted of the following:

	As of
	July 31, 2022	January 31, 2022
	(in thousands)
Work-in-progress	$25,990	$25,844
Finished goods	14,113	19,375
Total	$40,103	$45,219

4. Property and Equipment, Net

Depreciation expense was approximately $0.9 million and $0.6 million for the three months ended July 31, 2022 and 2021, respectively, and was approximately $1.8 million and $1.2 million for the six months ended July 31, 2022 and 2021, respectively. Property and equipment at July 31, 2022 and January 31, 2022 consisted of the following:

	As of
	July 31, 2022	January 31, 2022
	(in thousands)
Computer hardware and software	$18,083	$16,488
Tools and equipment	7,728	7,532
Furniture and fixtures	1,256	1,243
Leasehold improvements	3,080	2,942
Construction in progress	1,052	1,060
	31,199	29,265
Less: accumulated depreciation and amortization	(20,756)	(19,131)
Total property and equipment, net	$10,443	$10,134

5. Intangible Assets, Net

As of July 31, 2022, intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of July 31, 2022, $4.0 million was recorded in accrued and other current liabilities and $0.6 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of July 31, 2022 and January 31, 2022 were as follows:

	As of July 31, 2022			As of January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$30,563	$(14,116)	$16,447	$22,093	$(11,331)	$10,762
Developed technology	21,200	(2,418)	18,782	21,200	(904)	20,296
Customer relationships	13,200	(1,099)	12,101	13,200	(367)	12,833
Trade name	2,500	(267)	2,233	2,500	(89)	2,411
Total intangible assets, net	$67,463	$(17,900)	$49,563	$58,993	$(12,691)	$46,302

During the six months ended July 31, 2022, there were approximately $8.9 million of software licenses purchased and approximately $0.4 million of software licenses retired. The amortization expense associated with software licenses was approximately $

1.6 million and $1.5 million for the three months ended July 31, 2022 and 2021, respectively, and was approximately $3.2 million and $3.0 million for the six months ended July 31, 2022 and 2021, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million for the three months ended July 31, 2022 and $2.4 million for the six months ended July 31, 2022. There was no acquisition-related amortization expense for the three and six months ended July 31, 2021. The expected future amortization expense related to these intangible assets as of July 31, 2022 is as follows:

As of
July 31, 2022
Fiscal Year	(in thousands)
2023 (6 months remaining)	$5,268
2024	8,625
2025	7,110
2026	5,757
2027	5,711
Thereafter	17,092
Total future amortization expenses:	$49,563

Intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the three and six months ended July 31, 2022 and 2021, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at July 31, 2022 and January 31, 2022 consisted of the following:

	As of
	July 31, 2022	January 31, 2022
	(in thousands)
Accrued employee compensation	$24,207	$30,044
Accrued product development costs	12,473	10,523
Software license liabilities, current	4,012	6,001
Other accrued liabilities	7,704	5,496
Total accrued and other current liabilities	$48,396	$52,064

          The timing of SoC development and payments to outside foundries resulted in the fluctuation of accrued product development costs. Approximately $10.9 million of annual bonus was paid in the first quarter of fiscal year 2023, of which $3.2 million was paid in cash and $7.7 million was settled with restricted stock units.

7. Leases

The Company enters into various operating leases for its worldwide facilities. In the second quarter of fiscal year 2023, the Company extended leases for its Shenzhen office and one of its facilities in Santa Clara, California for an additional two years beginning October 1, 2022 to September 30, 2024. For the lease extensions, the Company recorded an increase to the operating lease right-of-use (ROU) assets and corresponding operating lease liabilities of approximately $0.8 million in the condensed consolidated balance sheets.

Operating lease expense was approximately $0.9 million and $0.8 million for the three months ended July 31, 2022 and 2021, respectively, and was approximately $1.8 million and $1.6 million for the six months ended July 31, 2022 and 2021, respectively. The Company's short-term leases and finance leases were not material as of July 31, 2022 and January 31, 2022, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended	Six Months Ended
	July 31, 2022	July 31, 2022
	(in thousands)
Cash paid for operating leases included in operating cash flows	$1,090	$2,159
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$83	$170
Leased assets obtained in exchange for operating lease liabilities arising from lease modifications	$810	$810

As of July 31, 2022, the weighted average remaining lease term is 3.09 years, and the weighted average discount rate is 3.57 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
July 31, 2022
Fiscal Year	(in thousands)
2023 (6 months remaining)	$1,881
2024	3,797
2025	3,467
2026	1,416
2027	340
Thereafter	119
Total future annual minimum lease payments	11,020
Less: interest	(490)
Total lease liabilities	$10,530

8. Other Long-Term Liabilities

Other long-term liabilities at July 31, 2022 and January 31, 2022 consisted of the following:

	As of
	July 31, 2022	January 31, 2022
	(in thousands)
Unrecognized tax benefits, including interest	$9,548	$9,313
Deferred tax liabilities, non-current	1,551	1,769
Software license liabilities, non-current	638	1,674
Other long-term liabilities	5	7
Total other long-term liabilities	$11,742	$12,763

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively.

Ordinary shares

As of July 31, 2022 and January 31, 2022, a total of 200,000,000 ordinary shares were authorized.

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

As of July 31, 2022 and January 31, 2022, the following ordinary shares were reserved for future issuance under the Company’s equity plans and ESPP:

	As of
	July 31, 2022	January 31, 2022
Shares reserved for options, restricted stock and restricted stock units under equity plans	6,399,750	7,461,541
Shares reserved for ESPP	3,047,444	2,624,704

Stock repurchase program

          On May 27, 2022, the Company’ s Board of Directors approved an extension of the current share repurchase program for an additional twelve months ending June 30, 2023. There were no ordinary shares repurchased in the six months ended July 31, 2022. As of July 31, 2022, there was approximately $49.0 million available for repurchases under the current repurchase program through June 30, 2023.  Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation:
Cost of revenue	$362	$359	$711	$682
Research and development	17,883	11,525	35,034	22,719
Selling, general and administrative	8,664	7,488	18,205	14,813
Total stock-based compensation	$26,909	$19,372	$53,950	$38,214

As of July 31, 2022, approximately $1.7 million of stock-based compensation expense was accrued and reflected under accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at July 31, 2022 was $21.7 million and is expected to be recognized over a weighted-average period of 2.20 years. Total unrecognized compensation cost related to unvested restricted stock units at July 31, 2022 was $189.2 million and is expected to be recognized over a weighted-average period of 2.30 years.  In April 2022, the Company’s Compensation Committee of the Board of Directors approved the acceleration of vesting of 35,703 shares of unvested equity awards associated with the departure of Mr. Casey Eichler, who was the Company’s Chief Financial Officer until March 2022. As a result, there was approximately $1.7 million of additional stock-based compensation expense, net related to the departure recognized in fiscal year 2023.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Stock Options:
Volatility	—	50%	—	51%
Risk-free interest rate	—	0.85%	—	0.98%
Expected term (years)	—	5.06	—	5.27
Dividend yield	—	0%	—	0%
Employee stock purchase plan awards:
Volatility	—	—	89%	61%
Risk-free interest rate	—	—	0.86%	0.06%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2022	619,322	$40.08
Granted	—	—	—
Exercised	(64,395)	32.20		$3,878
Forfeited	(6,323)	45.88
Expired	(518)	10.89
Outstanding at July 31, 2022	548,086	40.97			4.68	$25,303
Exercisable at July 31, 2022	386,400	$43.27			3.59	$16,853

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on July 29, 2022 was $86.55, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2022	2,651,135	$85.41
Granted	708,985	85.87
Vested	(995,693)	68.42
Forfeited	(61,722)	100.28
Unvested at July 31, 2022	2,302,705	$92.87

As of July 31, 2022, the aggregate intrinsic value of unvested restricted stock units was $199.3 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(23,650)	$(7,156)	$(34,472)	$(17,974)
Denominator:
Weighted-average ordinary shares - basic	38,258,341	36,442,536	37,986,839	36,191,420
Weighted-average ordinary shares - diluted	38,258,341	36,442,536	37,986,839	36,191,420
Net loss per ordinary share:
Basic	$(0.62)	$(0.20)	$(0.91)	$(0.50)
Diluted	$(0.62)	$(0.20)	$(0.91)	$(0.50)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Options to purchase ordinary shares	328,198	367,880	370,069	397,871
Restricted stock units	1,463,284	1,528,946	1,620,052	1,657,599
Employee stock purchase plan	11,456	714	11,233	11,792
	1,802,938	1,897,540	2,001,354	2,067,262

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Loss before income taxes	$(20,214)	$(5,742)	$(30,626)	$(15,285)
Provision for income taxes	3,436	1,414	3,846	2,689
Effective tax rate	(17.0)%	(24.6)%	(12.6)%	(17.6)%

The Company recorded an income tax provision of $3.4 million and $1.4 million for the three months ended July 31, 2022 and 2021, and $3.8 million and $2.7 million for the six months ended July 31, 2022 and 2021, respectively. The increase in income tax expense for the three and six months ended July 31, 2022 was primarily due to a decrease in the U.S. federal research tax credit, a decrease in tax benefits from excess stock-based compensation deductions as well as an increase in non-deductible stock-based compensation, partially offset by a decrease in the proportion of profits generated in higher tax jurisdictions.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2022, the gross amount of unrecognized tax benefits was approximately $31.3 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of July 31, 2022 and January 31, 2022, total manufacturing purchase commitments were approximately $68.3 million and $71.5 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. As of July 31, 2022, an approximately $1.9 million loss was recognized in the condensed consolidated balance sheets from adverse purchase commitments. There were no material loss liabilities recorded in the condensed consolidated balance sheets from adverse purchase commitments as of January 31, 2022.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of July 31, 2022 and January 31, 2022, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Taiwan	$49,805	$49,136	$103,441	$93,723
Asia Pacific	17,844	20,162	39,399	38,799
Europe	4,479	4,387	12,872	7,405
North America other than United States	4,386	4,443	9,272	7,133
United States	4,370	1,199	6,205	2,400
Total revenue	$80,884	$79,327	$171,189	$149,460

As of July 31, 2022, substantially all of the Company’s property and equipment were located in the Asia Pacific region, United States and Europe with approximate net amounts of $5.3 million, $3.6 million and $1.6 million, respectively.

Major Customers

For the three and six months ended July 31, 2022, the customers representing 10% or more of revenue and accounts receivable were WT and Chicony, which accounted for approximately 59.4% and 12.9% of total revenue for the three months ended July 31, 2022, respectively, and accounted for approximately 57.9% and 12.1% of total revenue for the six months ended July 31, 2022, respectively. For the three and six months ended July 31, 2021, the customers representing 10% or more of revenue and accounts receivable were WT and Chicony, which accounted for approximately 61.6% and 15.8% of total revenue for the three months ended July 31, 2021, respectively, and accounted for approximately 62.4% and 15.8% of total revenue for the six months ended July 31, 2021, respectively. Accounts receivable with WT and Chicony were approximately $16.2 million and $10.5 million, respectively, as of July 31, 2022.

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

Our development efforts are focused on SoCs that provide both human viewing and computer vision functionality. As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within camera markets with our AI and computer vision technology, particularly in the professional IP security and home security and monitoring camera markets, as well as emerging markets such as AI-enabled security cameras, AI-based driving applications, including driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, automotive advanced driver assistance systems, or ADAS, applications, and industrial and robotics markets. We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as AI and CV capabilities, and as we target new markets.

We sell our SoC solutions to leading original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, globally, and in the automotive market, we also sell to Tier-1 suppliers. We refer to ODMs and Tier-1 automotive suppliers as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires.

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

Financial Highlights

•

We recorded revenue of $80.9 million and $171.2 million for the three and six months ended July 31, 2022, respectively. This represented increases of 2.0% and 14.5%, respectively, as compared to the same periods in the prior fiscal year. Despite lower product unit shipments affected by supply chain disruptions in the semiconductor industry, continued adoption of our CV-based solutions as well as increased revenue from nonrecurring engineering (NRE) project services resulted in higher revenue in the automotive camera, professional IP security camera and consumer markets, especially in the North America and Asia regions other than China. For the three months ended July 31, 2022, the increase in revenue was partially offset by decreased revenue from our two largest China customers in the professional IP security camera market due to lower demand affected by pandemic lockdowns in China.

•

We recorded operating losses of $20.2 million and $30.7 million for the three and six months ended July 31, 2022, respectively, as compared to operating losses of $6.0 million and $16.1 million for the three and six months ended July 31, 2021, respectively. The increased operating losses were primarily due to increased operating expenses, partially offset by increased revenue and gross profit. The increased operating expenses primarily related to higher personnel costs associated with headcount growth and benefit programs, increased chip tape-out costs due to the timing and number of chips in development, as well as increased engineering-related expenses for supporting automotive, robotic and industrial applications of our CV-based solutions.

•

We generated cash flows from operating activities of $33.0 million for the six months ended July 31, 2022, as compared to $9.9 million for the six months ended July 31, 2021. The increased cash flows from operating activities were primarily due to higher collection from accounts receivable associated with the timing of sales and lower inventory purchases due to supply chain disruptions in the semiconductor industry, partially offset by decreased liabilities associated with employee benefit payments and the timing of payments to our suppliers.

•

As of July 31, 2022, we have invested $100.0 million of cash in money market funds and debt securities of corporations. All of the investments are denominated in United States dollars and reported at fair value as available-for-sale securities in our condensed consolidated balance sheets.

Factors Affecting Our Performance

Impact of COVID-19 on our Business. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of remote or work from home conditions in many of the locations where we have offices, including our Shanghai office in April and May of 2022. We have experienced a significant disruption of orders and logistics throughout the Asia supply chain as a result of the COVID-19 pandemic, and if the remote or work from home conditions in any of our locations continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. We are also experiencing significantly longer manufacturing times that, if they persist or worsen, could impact our ability to meet our customers’ demand for our solutions and negatively impact our revenue. As a result of these factors, we have reduced our inventory purchases in the near term. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung Electronic Corporation’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. The pandemic may also impact our customers’ ability to manufacture their products, support their customers or reduce or delay demand for their products, which could, in turn, reduce such demand for our solutions. The Global supply shortages, and the uncertainty in customer demand as well as the worldwide economy, in general, have continued as a result of the COVID-19 pandemic, and may be further exacerbated by the impacts of high inflation. We may experience increased volatility in our sales and revenues in the near future. Recently, some customers have indicated they are reducing their inventory levels, which may reduce such customers’ demand for our products. The magnitude and duration of such volatility is uncertain and thus its impact on our business cannot be reasonably estimated at this time.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$80,884	$79,327	$171,189	$149,460
Cost of revenue	29,820	29,908	63,578	56,276
Gross profit	51,064	49,419	107,611	93,184
Operating expenses:
Research and development	52,338	39,558	99,028	77,432
Selling, general and administrative	18,914	15,821	39,269	31,848
Total operating expenses	71,252	55,379	138,297	109,280
Loss from operations	(20,188)	(5,960)	(30,686)	(16,096)
Other income (expense), net	(26)	218	60	811
Loss before income taxes	(20,214)	(5,742)	(30,626)	(15,285)
Provision for income taxes	3,436	1,414	3,846	2,689
Net loss	$(23,650)	$(7,156)	$(34,472)	$(17,974)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	37	38	37	38
Gross profit	63	62	63	62
Operating expenses:
Research and development	65	50	58	52
Selling, general and administrative	23	20	23	21
Total operating expenses	88	70	81	73
Loss from operations	(25)	(8)	(18)	(11)
Other income (expense), net	—	—	—	1
Loss before income taxes	(25)	(8)	(18)	(10)
Provision for income taxes	4	1	2	2
Net loss	(29)%	(9)%	(20)%	(12)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IP security camera OEMs, IP security camera ODMs, OEM or Tier-1 automotive suppliers, and consumer camera OEMs, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these human viewing camera markets, in particular the IP security and automotive video recorder markets, to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging AI and computer vision applications in the IP security camera, OEM automotive, industrial and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

The continued effects of the COVID-19 pandemic and persistent supply chain challenges may negatively affect our business performance and revenues this year. Our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our CV-based solutions generally have higher selling prices than our traditional video and image processing SoC solutions that do not enable CV functionality. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs and amortization of licensing intellectual properties from third parties for product development, costs of development for software and hardware tools, costs of fabrication of mask sets for prototype products, equipment expenses, outside services and allocated depreciation and facility expenses, net of any research and development grants. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of computer vision technology, especially for the OEM automotive market.

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

Other Income (Expense), Net

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

Comparison of the Three and Six Months Ended July 31, 2022 and 2021

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$80,884	$79,327	$1,557	2.0%	$171,189	$149,460	$21,729	14.5%

Revenue increased for the three and six months ended July 31, 2022, as compared to the same periods in the prior fiscal year. Despite lower product unit shipments affected by supply chain disruptions in the semiconductor industry, continued adoption of our CV-based solutions as well as increased revenue from nonrecurring engineering (NRE) project services resulted in higher revenue in the automotive camera, professional IP security camera and consumer markets, especially in the North America and Asia regions other than China. For the three months ended July 31, 2022, the increase in revenue was partially offset by decreased revenue from our two largest China customers in the professional IP security camera market due to lower demand affected by pandemic lockdowns in China.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$29,820	$29,908	$(88)	(0.3)%	$63,578	$56,276	$7,302	13.0%
Gross profit	51,064	49,419	1,645	3.3%	107,611	93,184	14,427	15.5%
Gross margin	63.1%	62.3%	—	0.8%	62.9%	62.3%	—	0.6%

The changes in cost of revenue for the three and six months ended July 31, 2022, as compared to the same periods in the prior fiscal year, were primarily due to higher manufacturing cost for CV-based solutions and an approximately $1.9 million adverse purchase order commitment recognized in the second quarter of fiscal year 2023, partially offset by lower volume of product unit shipments in the three and six months ended July 31, 2022 affected by supply chain disruptions in the semiconductor industry.

Gross margin increased for the three and six months ended July 31, 2022, as compared to the same periods in the prior fiscal year, primarily due to an increase in the percentage of our total revenue derived from higher gross margin CV-based solutions and increased sales into automotive markets, as well as higher margin NRE revenue contracts. A customer concentration shift from the China region to the North America and Asia regions outside of China in the professional IP security camera market also contributed to an improvement in the gross margin.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$52,338	$39,558	$12,780	32.3%	$99,028	$77,432	$21,596	27.9%

Research and development expense increased for the three and six months ended July 31, 2022, as compared to the same periods in the prior fiscal year, primarily due to increased personnel costs, engineering-related expenses and SoC development cost. Personnel costs increased by approximately $8.4 million and $17.0 million for the three and six months ended July 31, 2022, respectively, as a result of higher stock-based compensation expense and an increase of 68 employees, including 44 engineering headcount added from our acquisition of Oculii Corp, or Oculii, in the fourth quarter of fiscal year 2022. Engineering-related expenses, including costs and depreciation of equipment and tools, amortization of licensed intellectual property, outside services and facility related expenses in support of new SoCs and related applications, increased by approximately $2.9 million and $4.2 million, respectively. The increases in research and development expense were also attributable to increased SoC development cost due to the timing and number of chips in development. During the three and six months ended July 31, 2022, SoC development cost increased by approximately $1.5 million and $0.3 million, respectively.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$18,914	$15,821	$3,093	19.5%	$39,269	$31,848	$7,421	23.3%

Selling, general and administrative expense increased for the three and six months ended July 31, 2022, as compared to the same periods in the prior fiscal year, primarily due to increased personnel costs, professional services and increased facility-related expenses. Personnel costs increased by approximately $2.2 million and $5.7 million, respectively, as a result of higher stock-based compensation expense and an increase of 31 employees. The increases were also attributable to approximately $0.7 million and $1.6 million, respectively, of additional professional services and facility-related expenses to support our business development in the IP security, automotive and robotics markets.

Other Income (Expense), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense), net	$(26)	$218	$(244)	(111.9)%	$60	$811	$(751)	(92.6)%

The decreases in other income (expense), net, for the three and six months ended July 31, 2022, as compared to the same periods in the prior fiscal year, were primarily due to the full liquidation of our debt security investments in fiscal year 2022 to finance the acquisition of Oculii, resulting in reduced interests and yields from investments. In July 2022, we resumed our investment in debt securities with $100.0 million of investments in money market funds and debt securities of corporations.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$3,436	$1,414	$2,022	143.0%	$3,846	$2,689	$1,157	43.0%
Effective tax rate	(17.0)%	(24.6)%	—	7.6%	(12.6)%	(17.6)%	—	5.0%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in that quarter.

The increases in income tax expense for the three and six months ended July 31, 2022, as compared to the same periods in the prior fiscal year, were primarily due to a decrease in the U.S. federal research tax credit, a decrease in tax benefits from excess stock-based compensation deductions as well as an increase in non-deductible stock-based compensation, partially offset by a decrease in the proportion of profits generated in higher tax jurisdictions.

Liquidity and Capital Resources

As of July 31, 2022 and January 31, 2022, we had cash, cash equivalents and marketable debt securities of approximately $197.9 million and $171.0 million, respectively.  We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of July 31, 2022, these securities had a fair value of approximately $100.0 million with immaterial unrealized losses caused by market fluctuations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$33,003	$9,890
Net cash provided by (used in) investing activities	(10,311)	2,911
Net cash provided by financing activities	1,209	4,327
Net increase in cash, cash equivalents and restricted cash	$23,901	$17,128

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the six months ended July 31, 2022, as compared to the same period in the prior fiscal year, primarily due to higher collection from accounts receivable associated with the timing of sales and lower inventory purchases due to supply chain disruptions in the semiconductor industry, partially offset by decreased liabilities associated with employee benefit payments and the timing of payments to our suppliers.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased for the six months ended July 31, 2022, as compared to net cash provided by investing activities for the same period in the prior fiscal year, primarily due to approximately $9.6 million less net cash receipts from debt security investments after a full liquidation of investments in fiscal year 2022 and approximately $4.3 million higher cash payments for purchase of tangible and intangible assets, partially offset by an approximately $0.7 million claim from an escrow account associated with the acquisition of Oculii.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased for the six months ended July 31, 2022, as compared to the same period in the prior fiscal year, primarily due to approximately $3.1 million less cash proceeds from option exercises and employee stock purchase withholdings as a result of lower average stock price in the current fiscal year.

Stock Repurchase Program

No ordinary shares were repurchased during the six months ended July 31, 2022. On May 27, 2022, our Board of Directors approved an extension of the current share repurchase program for an additional twelve months ending June 30, 2023. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. As of July 31, 2022, there was approximately $49.0 million remaining available for repurchases under the repurchase program through June 30, 2023.

Operating and Capital Expenditure Requirements

As of July 31, 2022, we had cash, cash equivalents and marketable debt securities of approximately $197.9 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities or borrowing funds commercially, we may become subject to covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

Our short- term and long-term capital requirements will depend on many factors, including the following:

•	our ability to generate cash from operations;
•	our ability to control our costs;
•	the expansion of our research and development of new technologies and products to address new markets and applications;
•	the magnitude and duration of COVID-19 impact, as well as measures implemented to control the spread of the virus;
•	the emergence of competing or complementary technologies or products;
•	global economic and political conditions;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights or participating in litigation-related activities; and
•	our acquisition of complementary businesses, products and technologies.

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of July 31, 2022, we had purchase obligations with our independent contract manufacturers of $68.3 million.

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

Off-Balance Sheet Arrangements

As of July 31, 2022, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2022 and January 31, 2022, we had cash, cash equivalents and marketable debt securities totaling $197.9 million and $171.0 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist primarily of investments in money market funds and debt securities of corporations. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of July 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The global COVID-19 pandemic has significantly affected the populations and businesses of many countries. Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have been causing, and are expected to continue to cause, disruption to our operations. We have had to impose remote or work from home conditions for varying periods of time in many of our offices, including the United States, China, Italy, Japan, South Korea and Taiwan. If such remote or work from home conditions continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity, which could harm our financial results. Approximately 360 of our employees are located in Taiwan and approximately 220 employees are located in China, and lengthy closures of these offices could significantly disrupt our software engineering and customer support operations. In addition, we and our suppliers, third-party distributors and customers have been, and are expected to continue to be, disrupted by quarantines and restrictions on certain employees’ ability to perform their jobs, office closures or restrictions, disruptions to shipping infrastructure, or other travel or health-related restrictions. In the first half of fiscal year 2023, we have experienced, and we expect to continue to experience, a significant disruption of orders by customers, as well as logistics throughout the Asia supply chain, as a result of the COVID-19 pandemic and measures taken to control spread of the virus. Depending on the continuing magnitude of such effects on the operations of our suppliers, third-party distributors and our supply chain, our product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. Such continuing disruptions may also adversely affect our customers’ ability to manufacture their products, which in turn could reduce their demand for our products. In addition, decreased consumer demand from the impact of pandemic lockdowns in China has contributed to decreased revenue in consumer-related markets, including home IP security, automotive aftermarket and consumer markets.

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

Impacts of the global semiconductor supply shortage and high inflation could adversely affect our business, financial condition, and results of operations.

During the COVID-19 global pandemic, which is still ongoing, various restrictions were put in place causing a temporary decline in demand for certain items. As restrictions began easing across the world, an increase in demand for products containing semiconductor chips exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry, which has resulted in a lengthening of the manufacturing lead time for our products and impacting the normal forecasting and ordering patterns of our customers. While we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage and longer lead times, we have experienced increased volatility in our business.  Recently, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components begin to shrink, which may reduce such customers’ demand for our products in future periods. The global supply shortages and uncertainty in customer demand and the worldwide economy in general may be exacerbated by the impacts of high inflation, and we may experience increased volatility in sales and revenues as a result. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.

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

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, miscalculations by our customers of their inventory requirements, changes in market conditions including reductions in market activity due to the COVID-19 pandemic, adverse changes in our product order mix and fluctuating demand for our customers’ products. Recently, some customers have indicated they are reducing their inventory levels, which may reduce such customers’ demand for our products. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers. This risk may be exacerbated during the current period of supply chain constraints by customers placing orders with us that could exceed their actual demand for our solutions.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2022, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, our distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 62% and 13% of total revenue, respectively. For the six months ended July 31, 2022, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 58% and 12% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Our security systems are designed to maintain the physical security of our facilities and information systems and protect our customers’, suppliers’ and employees’ confidential information. Accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems or the existence of computer viruses in our data or software could expose us to a risk of loss, misappropriation and other unauthorized processing of proprietary and confidential information. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, ransomware and other malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, product distribution, financial reporting or other critical functions.  In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information.

Security breaches and incidents, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures.  Moreover, as a result of the COVID-19 pandemic, the need for remote work and remote access to our systems has increased significantly, which also increases our cybersecurity risk profile. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties or create system disruptions. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our information systems and cause disruptions of our business. For portions of our IT infrastructure, we rely on products and services provided by third parties. These third-party providers may also experience breaches and attacks to their products, which could impact our systems. For example, in 2020, SolarWinds Corp., one of our third-party IT infrastructure software providers, was subject to a data security breach. Our investigation of the breach, which was supported by a third-party security expert, has not identified any adverse impact to our business or operations, but there can be no guarantee we will not experience such an impact. Data security breaches and incidents may also result from non-technical means, for example, actions by an employee. Any data security breach or incident or theft, misuse, loss or other unauthorized processing of this information, or the perception that any of these matters has occurred, could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, regulatory investigations and other proceedings, litigation by affected parties and possible financial obligations for liabilities and damages, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We may also encounter errors in corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as processing purchase orders and invoices, product distribution, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. Due to political uncertainty and military actions associated with the ongoing hostility between Russia and Ukraine, we and our vendors, contractors, and other third parties we work with are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems and operations.

We also rely on a number of third-party “cloud-based” service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Any security breaches or incidents or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses, ransomware or malicious code in their data or software could expose us to a risk of loss, misappropriation, unavailability and other unauthorized processing of information.

Additionally, we cannot be certain that our insurance coverage will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising from security breaches or incidents, or that such coverage will continue to be available on acceptable terms or at all. Any of these results could adversely affect our business, financial condition, and operating results.

While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $167.3 million, $140.8 million and $129.7 million in fiscal years 2022, 2021 and 2020, respectively. For the six months ended July 31, 2022, our research and development expense was $99.0 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the six months ended July 31, 2022, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 58% and 12% of total revenue, respectively. As of July 31, 2022, accounts receivable with WT and Chicony were approximately $16.2 million and $10.5 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry experienced a significant downturn during the 2008-2009 global recession. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could harm our business and operating results. Recently, the semiconductor industry has experienced increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. The semiconductor industry is currently experiencing significant shortages of capacity, which has resulted in a lengthening of the manufacturing lead time for our products. This capacity shortage could negatively impact our ability to meet our customers’ demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. In addition, it is possible during this time of supply chain capacity shortage that customers may place orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products, which could have a negative impact on our results or operations and cash reserves. Further, some customers have indicated their intent to reduce their inventory levels as capacity shortages improve, which may decrease such customers’ demand for our solutions in future periods.

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

On November 5, 2021, we completed our acquisition of Oculii Corp. In connection with the transaction, Oculii became our wholly-owned subsidiary. The benefits we expect to realize from this acquisition will depend, in part, on our ability to integrate the businesses successfully and efficiently.

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

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. In particular, our business has in the past tended to be seasonal with higher revenue in our third quarter as our customers typically increase their production to meet holiday shopping season or year-end demand for their products. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. It is also possible that our normal seasonal patterns will be impacted by ongoing effects of the COVID-19 pandemic, recent supply chain disruptions and semiconductor capacity shortages, and higher inflation. In future periods, our forecasted or actual revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. For example, the semiconductor industry is currently experiencing significant shortages of capacity, which has resulted in a lengthening of the manufacturing lead time for our products and could be impacting the normal forecasting and ordering patterns of our customers. Recently, some customers have indicated their intent to reduce their inventory levels as capacity shortages improve, which may decrease such customers’ demand for our solutions in future periods. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 88%, 88% and 90% of our total revenue in fiscal years 2022, 2021 and 2020, respectively. For the six months ended July 31, 2022, sales to customers in Asia accounted for approximately 83% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of July 31, 2022, we had approximately $100.0 million in debt security investments. These investments consisted primarily of money market funds and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience credit-related loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 62%, 63% and 60% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2022, 2021 and 2020, respectively, and approximately 58% of our revenue was derived from sales through WT for the six months ended July 31, 2022. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of WT. In January 2020, WPG acquired approximately 17% of WT, but indicated it intended to remain a passive investor in WT. An acquisition of WT by WPG could have an adverse impact on our relationship with WT. Our current agreement with WT is effective until September 2023, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have significant business operations in Taiwan, including approximately 360 employees, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

We are subject to governmental laws, regulations and other legal obligations related to privacy, data protection and cybersecurity.

The legislative and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect and otherwise process personally identifiable information, or PII, and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. For example, effective May 2018, the European Union adopted the General Data Protection Regulation, or GDPR, that imposed more stringent data protection requirements and provided for greater penalties for noncompliance. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020. California has adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that will substantially expand the CCPA effective January 1, 2023. The CCPA gives California residents the right to access, delete and opt out of certain sharing of their information, and imposes penalties for failure to comply. In 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China (Data Security Law). The Data Security Law is the first comprehensive data security legislation in China and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. There is significant uncertainty in how regulators will interpret and enforce the law, but it contains provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border personal information-related data transfers. Aspects of these laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Because the interpretation and application of many laws and regulations relating to privacy, data protection, and data security, along with industry standards, are uncertain, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our products or solutions, and we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our products or our business practices, which could have an adverse effect on our business. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, could result in additional cost and liability to us, inhibit sales, damage our reputation and adversely affect our business.

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

The Tax Act requires complex computations not previously provided in U.S. tax law. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. While we have completed our accounting for the effects of the Tax Act, additional regulatory guidance may still be issued by the applicable taxing authorities which could materially affect our tax obligations and effective tax rate. In addition, many jurisdictions and the Organization for Economic Co-operation and Development, or OECD, which represents a coalition of member countries, have announced support for a global 15% minimum tax. We may be subject to these and additional taxes, which could adversely impact our effective tax rate and operating results.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, on October 5, 2015, the OECD released its final reports from the BEPS Action Plans. The final reports include recommendations covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Many of these changes have been or are in the process of being adopted by numerous countries and could materially and adversely affect our provision for income taxes. In December 2018, the Cayman Islands passed the International Tax Co-Operation (Economic Substance) Law, 2018, which requires Cayman Islands companies carrying one or more relevant activity to maintain a substantial economic presence in the Cayman Islands. Effective from December 31, 2019, we have structured our activities to comply with the new law. However, the legislation remains subject to further clarification and interpretation and accordingly, there is no guarantee that we will be deemed to be compliant. Furthermore, this legislation may require us to make additional changes to the activities we carry on in the Cayman Islands, which could increase our cost of operations, and we could be subject to penalties for lack of compliance. As a result, we are not able to determine the impact on our operations and net income as of the current period.

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

Prior to the Tax Act, we did not believe that we, or any of our non-U.S. subsidiaries, were considered a CFC, which is a determination made daily based on whether the 10% U.S. shareholders together own, or are considered to own under the attribution rules, more than fifty percent of the voting power or value of a non-U.S. corporation.  Under the Tax Act, however, certain of the Company’s foreign subsidiaries may be classified as CFCs with respect to any single 10% U.S. shareholder, even without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than fifty percent of the voting power or value of the Company.

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

Since our initial public offering in October 2012, the market price of our ordinary shares has been highly volatile. The market price of our stock has been particularly volatile since the onset of the COVID-19 pandemic.  For example, since February 1, 2020, the trading price of our common stock ranged from a low of $36.02 to a high of $ 227.59. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our ordinary shares is likely to decline. Similarly, if our guidance does not meet or exceed expectations or investors or securities analysts, the trading price of our ordinary shares is likely to decline.

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

Our operations and those of our manufacturers are vulnerable to interruption caused by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, regional health issues and pandemics, earthquakes, fires, severe storms, floods and other negative impacts from climate change, power losses, telecommunications failures, terrorist attacks, wars, Internet failures and other events beyond our control. Our operations could also be disrupted by geopolitical conditions, particularly in Taiwan or China, where the majority of our employees are located. Any disruption in our services or operations could result in a reduction in revenue or a claim for substantial damages against us, regardless of whether we are responsible for that failure. The outbreak of COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, manufacturing and the movement of employees in many regions of the world, and the imposition of remote or work from home conditions in many of our offices, including the United States and Italy. If the remote or work from home conditions continue for an extended period of time, or similar restrictions and measures are implemented in more of the locations where we have offices, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay Area and Taiwan. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems.

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

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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

AMBARELLA, INC.

Date: September 8, 2022	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 8, 2022	By:	/s/ Brian C. White
Brian C. White
Chief Financial Officer