Form 10-Q
period 2022-10-31
AMBARELLA INC
filed 2022-12-09
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

The number of ordinary shares of the Registrant outstanding as of November 30, 2022 was 38,756,861 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	October 31,	January 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$112,837	$171,043
Marketable debt securities	86,197	—
Accounts receivable, net	48,556	44,307
Inventories	45,395	45,219
Restricted cash	7	10
Prepaid expenses and other current assets	5,338	6,169
Total current assets	298,330	266,748
Property and equipment, net	10,753	10,134
Deferred tax assets, non-current	14,585	15,340
Intangible assets, net	47,550	46,302
Operating lease right-of-use assets, net	9,186	11,127
Goodwill	303,625	303,625
Other non-current assets	3,428	4,269
Total assets	$687,457	$657,545
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	29,130	31,170
Accrued and other current liabilities	43,561	52,064
Operating lease liabilities, current	3,425	3,391
Income taxes payable	3,782	1,245
Deferred revenue, current	1,036	1,414
Total current liabilities	80,934	89,284
Operating lease liabilities, non-current	5,897	8,322
Other long-term liabilities	12,228	12,763
Total liabilities	99,059	110,369
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2022 and January 31, 2022, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 38,746,179 and 37,302,818 shares issued and outstanding at October 31, 2022 and January 31, 2022, respectively	17	17
Additional paid-in capital	543,833	447,287
Accumulated other comprehensive loss	(1,043)	—
Retained earnings	45,591	99,872
Total shareholders’ equity	588,398	547,176
Total liabilities and shareholders' equity	$687,457	$657,545

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue	$83,096	$92,167	$254,285	$241,627
Cost of revenue	31,418	34,541	94,996	90,817
Gross profit	51,678	57,626	159,289	150,810
Operating expenses:
Research and development	52,864	41,362	151,892	118,794
Selling, general and administrative	18,944	17,475	58,213	49,323
Total operating expenses	71,808	58,837	210,105	168,117
Loss from operations	(20,130)	(1,211)	(50,816)	(17,307)
Other income, net	1,433	407	1,493	1,218
Loss before income taxes	(18,697)	(804)	(49,323)	(16,089)
Provision (benefit) for income taxes	1,112	(1,560)	4,958	1,129
Net income (loss)	$(19,809)	$756	$(54,281)	$(17,218)
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(0.51)	$0.02	$(1.42)	$(0.47)
Diluted	$(0.51)	$0.02	$(1.42)	$(0.47)
Weighted-average shares used to compute net income (loss) per share attributable to ordinary shareholders:
Basic	38,582,584	36,792,187	38,185,421	36,391,676
Diluted	38,582,584	39,046,274	38,185,421	36,391,676

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net income (loss)	$(19,809)	$756	$(54,281)	$(17,218)
Other comprehensive loss, net of tax:
Net change and reclassification of unrealized losses on investments	(1,041)	(608)	(1,043)	(1,219)
Other comprehensive loss, net of tax	(1,041)	(608)	(1,043)	(1,219)
Comprehensive income (loss)	$(20,850)	$148	$(55,324)	$(18,437)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2022	37,302,818	$17	$447,287	$—	$99,872	$547,176
Issuance of shares through employee equity plans	736,516	—	8,589	—	—	8,589
Issuance of shares through employee stock purchase plan	43,545	—	3,250	—	—	3,250
Stock-based compensation expense	—	—	26,155	—	—	26,155
Net loss	—	—	—	—	(10,822)	(10,822)
Balance--April 30, 2022	38,082,879	17	485,281	—	89,050	574,348
Issuance of shares through employee equity plans	323,572	—	1,204	—	—	1,204
Stock-based compensation expense	—	—	26,211	—	—	26,211
Other comprehensive loss - net of tax	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(23,650)	(23,650)
Balance--July 31, 2022	38,406,451	17	512,696	(2)	65,400	578,111
Issuance of shares through employee equity plans	278,687	—	386	—	—	386
Issuance of shares through employee stock purchase plan	61,041	—	3,386	—	—	3,386
Stock-based compensation expense	—	—	27,365	—	—	27,365
Other comprehensive loss - net of tax	—	—	—	(1,041)	—	(1,041)
Net loss	—	—	—	—	(19,809)	(19,809)
Balance--October 31, 2022	38,746,179	$17	$543,833	$(1,043)	$45,591	$588,398

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2021	35,547,440	$16	$347,458	$1,219	$126,283	$474,976
Issuance of shares through employee equity plans	643,120	—	6,741	—	—	6,741
Issuance of shares through employee stock purchase plan	82,783	—	3,694	—	—	3,694
Stock-based compensation expense	—	—	17,128	—	—	17,128
Other comprehensive loss - net of tax	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	(10,818)	(10,818)
Balance--April 30, 2021	36,273,343	16	375,021	792	115,465	491,294
Issuance of shares through employee equity plans	371,293	—	1,461	—	—	1,461
Stock-based compensation expense	—	—	17,639	—	—	17,639
Other comprehensive loss - net of tax	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(7,156)	(7,156)
Balance--July 31, 2021	36,644,636	16	394,121	608	108,309	503,054
Issuance of shares through employee equity plans	244,507	1	2,200	—	—	2,201
Issuance of shares through employee stock purchase plan	35,999	—	3,513	—	—	3,513
Stock-based compensation expense	—	—	20,319	—	—	20,319
Other comprehensive loss - net of tax	—	—	—	(608)	—	(608)
Net income	—	—	—	—	756	756
Balance--October 31, 2021	36,925,142	$17	$420,153	$—	$109,065	$529,235

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(54,281)	$(17,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,426	9,139
Amortization (accretion) of premium (discount) on marketable debt securities, net	(281)	1,034
Stock-based compensation	82,051	60,267
Deferred income taxes	755	(553)
Other non-cash items, net	28	(517)
Changes in operating assets and liabilities:
Accounts receivable	(4,249)	(19,802)
Inventories	(176)	(20,958)
Prepaid expenses and other current assets	80	(275)
Other non-current assets	841	878
Accounts payable	(2,044)	5,947
Accrued and other current liabilities	2,813	2,359
Income taxes payable	2,537	396
Deferred revenue	(378)	(57)
Operating lease liabilities	(3,254)	(2,681)
Other long-term liabilities	135	265
Net cash provided by operating activities	39,003	18,224
Cash flows from investing activities:
Purchase of investments	(87,641)	(118,726)
Sales of investments	756	208,132
Maturities of investments	—	107,760
Purchase of tangible and intangible assets	(13,023)	(6,235)
Escrow claim associated with business acquisition	749	—
Net cash provided by (used in) investing activities	(99,159)	190,931
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,834	11,127
Long-term financing payment for intangible assets	(4,887)	(3,796)
Net cash provided by financing activities	1,947	7,331
Net increase (decrease) in cash, cash equivalents and restricted cash	(58,209)	216,486
Cash, cash equivalents and restricted cash at beginning of period	171,053	241,284
Cash, cash equivalents and restricted cash at end of period	$112,844	$457,770
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,340	$1,294
Supplemental disclosure of noncash investing and financing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$1,239	$1,346

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

The Company sells its solutions to leading original equipment manufacturers, or OEMs, who include the Company’s SoCs in their products, and original design manufacturers, or ODMs, who include the Company’s SoCs in the products that they supply to OEMs, globally.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. In order to limit the exposure of each investment, the cash equivalents and marketable debt securities consist of money market funds, commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

The Company performs ongoing credit evaluation of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness. The Company regularly monitors collections and payments from its customers.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of October 31, 2022 and January 31, 2022, restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	October 31, 2022	January 31, 2022	October 31, 2021	January 31, 2021
	(in thousands)
Cash and cash equivalents	$112,837	$171,043	$457,760	$241,274
Restricted cash	7	10	10	10
Total as presented in the condensed consolidated statements of cash flows	$112,844	$171,053	$457,770	$241,284

Recent Accounting Pronouncements

None.

2. Financial Instruments and Fair Value

In the second quarter of fiscal year 2023, the Company resumed its investments in money market funds and debt securities after a full liquidation of its investments in fiscal year 2022 to finance the acquisition of Oculii Corporation, or Oculii. The debt security investment portfolio consists of commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. All of the investments are denominated in United States dollars and reported at fair value as available-for-sale securities in the condensed consolidated balance sheets as follows:

	As of October 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$13,525	$—	$—	$13,525
Commercial paper	18,161	—	—	18,161
Corporate bonds	21,390	1	(425)	20,966
Asset-backed securities	16,287	—	(260)	16,027
U.S. government securities	31,402	—	(359)	31,043
Total cash equivalents and marketable debt securities	$100,765	$1	$(1,044)	$99,722

	As of January 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$20	$—	$—	$20
Total cash equivalents and marketable debt securities	$20	$—	$—	$20

          As of October 31, 2022, there were no debt securities with unrealized losses for more than twelve months.

	As of
	October 31, 2022	January 31, 2022
	(in thousands)
Included in cash equivalents	$13,525	$20
Included in marketable debt securities	86,197	—
Total cash equivalents and marketable debt securities	$99,722	$20

The contractual maturities of the investments at October 31, 2022 and January 31, 2022 were as follows:

	As of
	October 31, 2022	January 31, 2022
	(in thousands)
Less than one year	$54,829	$20
Due in 1 - 5 years	44,893	—
Total cash equivalents and marketable debt securities	$99,722	$20

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets. The credit-related losses were not material for the three and nine months ended October 31, 2022, and 2021, respectively.

Interest income, including amortization of premiums and accretion of discounts related to the investments, as well as realized gains and losses from sales of the investments are recorded in other income, net, in the condensed consolidated statements of operations. For the three months ended October 31, 2022 and 2021, interest income and realized gains, net, was approximately $0.7 million and $0.7 million, respectively. For the nine months ended October 31, 2022 and 2021, interest income and realized gains, net, were approximately $0.8 million and $1.7 million, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of October 31, 2022 and January 31, 2022, respectively:

	As of October 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$13,525	$13,525	$—	$—
Commercial paper	18,161	—	18,161	—
Corporate bonds	20,966	—	20,966	—
Asset-backed securities	16,027	—	16,027	—
U.S. government securities	31,043	—	31,043	—
Total cash equivalents and marketable debt securities	$99,722	$13,525	$86,197	$—

	As of January 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$20	$20	$—	$—
Total cash equivalents and marketable debt securities	$20	$20	$—	$—

3. Inventories

Inventories at October 31, 2022 and January 31, 2022 consisted of the following:

	As of
	October 31, 2022	January 31, 2022
	(in thousands)
Work-in-progress	$33,128	$25,844
Finished goods	12,267	19,375
Total	$45,395	$45,219

4. Property and Equipment, Net

Depreciation expense was approximately $1.0 million and $0.7 million for the three months ended October 31, 2022 and 2021, respectively, and was approximately $2.8 million and $1.9 million for the nine months ended October 31, 2022 and 2021, respectively. Property and equipment at October 31, 2022 and January 31, 2022 consisted of the following:

	As of
	October 31, 2022	January 31, 2022
	(in thousands)
Computer hardware and software	$19,038	$16,488
Tools and equipment	7,769	7,532
Furniture and fixtures	1,310	1,243
Leasehold improvements	3,178	2,942
Construction in progress	1,166	1,060
	32,461	29,265
Less: accumulated depreciation and amortization	(21,708)	(19,131)
Total property and equipment, net	$10,753	$10,134

5. Intangible Assets, Net

As of October 31, 2022, intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of October 31, 2022, $2.3 million was recorded in accrued and other current liabilities and $1.0 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of October 31, 2022 and January 31, 2022 were as follows:

	As of October 31, 2022			As of January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$31,220	$(15,571)	$15,649	$22,093	$(11,331)	$10,762
Developed technology	21,200	(3,175)	18,025	21,200	(904)	20,296
Customer relationships	13,200	(1,467)	11,733	13,200	(367)	12,833
Trade name	2,500	(357)	2,143	2,500	(89)	2,411
Total intangible assets, net	$68,120	$(20,570)	$47,550	$58,993	$(12,691)	$46,302

During the nine months ended October 31, 2022, there were approximately $10.0 million of software licenses purchased and approximately $0.9 million of software licenses retired. The amortization expense associated with software licenses was approximately $2.0 million and $1.6 million for the three months ended October 31, 2022 and 2021, respectively, and was approximately $5.2 million and $4.6 million for the nine months ended October 31, 2022 and 2021, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $0.1 million for the three months ended October 31, 2022 and 2021, respectively, and was $3.6 million and $0.1 million for the nine months ended October 31, 2022 and 2021, respectively. The expected future amortization expense related to these intangible assets as of October 31, 2022 is as follows:

As of
October 31, 2022
Fiscal Year	(in thousands)
2023 (3 months remaining)	$2,448
2024	8,932
2025	7,437
2026	5,930
2027	5,711
Thereafter	17,092
Total future amortization expenses:	$47,550

Intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the three and nine months ended October 31, 2022 and 2021, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at October 31, 2022 and January 31, 2022 consisted of the following:

	As of
	October 31, 2022	January 31, 2022
	(in thousands)
Accrued employee compensation	$20,195	$30,044
Accrued product development costs	13,533	10,523
Software license liabilities, current	2,332	6,001
Other accrued liabilities	7,501	5,496
Total accrued and other current liabilities	$43,561	$52,064

          The timing of SoC development and payments to outside foundries resulted in the fluctuation of accrued product development costs. Approximately $10.9 million of annual bonus was paid in the first quarter of fiscal year 2023, of which $3.2 million was paid in cash and $7.7 million was settled with restricted stock units.

7. Leases

The Company enters into various operating leases for its worldwide facilities. In the second quarter of fiscal year 2023, the Company extended leases for its Shenzhen office and one of its facilities in Santa Clara, California for an additional two years beginning October 1, 2022 to September 30, 2024. For the lease extensions, the Company recorded an increase to the operating lease right-of-use (ROU) assets and corresponding operating lease liabilities of approximately $0.8 million in the condensed consolidated balance sheets. For the three months ended October 31, 2022, the Company modified a lease liability for its Italy office lease and recorded a reduction to the ROU assets and corresponding operating lease liabilities of approximately $0.2 million in the condensed consolidated balance sheets.

Operating lease expense was approximately $1.0 million and $0.9 million for the three months ended October 31, 2022 and 2021, respectively, and was approximately $2.8 million and $2.5 million for the nine months ended October 31, 2022 and 2021, respectively. The Company's short-term leases and finance leases were not material as of October 31, 2022 and January 31, 2022, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2022	October 31, 2022
	(in thousands)
Cash paid for operating leases included in operating cash flows	$1,095	$3,254
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$78	$248
Leased assets changes arising from lease modifications	$(235)	$575

As of October 31, 2022, the weighted average remaining lease term is 2.85 years, and the weighted average discount rate is 3.59 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
October 31, 2022
Fiscal Year	(in thousands)
2023 (3 months remaining)	$919
2024	3,664
2025	3,355
2026	1,363
2027	319
Thereafter	113
Total future annual minimum lease payments	9,733
Less: interest	(411)
Total lease liabilities	$9,322

8. Other Long-Term Liabilities

Other long-term liabilities at October 31, 2022 and January 31, 2022 consisted of the following:

	As of
	October 31, 2022	January 31, 2022
	(in thousands)
Unrecognized tax benefits, including interest	$9,684	$9,313
Deferred tax liabilities, non-current	1,536	1,769
Software license liabilities, non-current	1,004	1,674
Other long-term liabilities	4	7
Total other long-term liabilities	$12,228	$12,763

9. Capital Stock

Preference shares

After completion of the Company’s initial public offering in 2012, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively.

Ordinary shares

As of October 31, 2022 and January 31, 2022, a total of 200,000,000 ordinary shares were authorized.

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

As of October 31, 2022 and January 31, 2022, the following ordinary shares were reserved for future issuance under the Company’s equity plans and ESPP:

	As of
	October 31, 2022	January 31, 2022
Shares reserved for options, restricted stock and restricted stock units under equity plans	6,120,269	7,461,541
Shares reserved for ESPP	2,986,403	2,624,704

Stock repurchase program

          On May 27, 2022, the Company’ s Board of Directors approved an extension of the current share repurchase program for an additional twelve months ending June 30, 2023. There were no ordinary shares repurchased in the nine months ended October 31, 2022. As of October 31, 2022, there was approximately $49.0 million available for repurchases under the current repurchase program through June 30, 2023.  Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation:
Cost of revenue	$360	$391	$1,071	$1,073
Research and development	18,741	13,725	53,775	36,444
Selling, general and administrative	9,000	7,937	27,205	22,750
Total stock-based compensation	$28,101	$22,053	$82,051	$60,267

As of October 31, 2022, approximately $2.4 million of stock-based compensation expense was accrued and reflected in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at October 31, 2022 was $18.7 million and is expected to be recognized over a weighted-average period of 2.02 years. Total unrecognized compensation cost related to unvested restricted stock units at October 31, 2022 was $213.7 million and is expected to be recognized over a weighted-average period of 2.59 years.  In April 2022, the Company’s Compensation Committee of the Board of Directors approved the acceleration of vesting of 35,703 shares of unvested equity awards associated with the departure of Mr. Casey Eichler, who was the Company’s Chief Financial Officer until March 2022. As a result, there was approximately $1.7 million of additional stock-based compensation expense, net recognized in fiscal year 2023.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Stock Options:
Volatility	—	—	—	51%
Risk-free interest rate	—	—	—	0.98%
Expected term (years)	—	—	—	5.27
Dividend yield	—	—	—	0%
Employee stock purchase plan awards:
Volatility	72%	54%	81%	57%
Risk-free interest rate	3.78%	0.05%	2.32%	0.06%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2022	619,322	$40.08
Granted	—	—	—
Exercised	(79,880)	30.79		$4,696
Forfeited	(7,995)	49.19
Expired	(1,418)	19.81
Outstanding at October 31, 2022	530,029	41.40			4.42	$8,605
Exercisable at October 31, 2022	392,266	$43.51			3.47	$5,417

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on October 31, 2022 was $54.73, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2022	2,651,135	$85.41
Granted	1,499,374	74.42
Vested	(1,258,895)	69.81
Forfeited	(77,346)	101.36
Unvested at October 31, 2022	2,814,268	$86.40

As of October 31, 2022, the aggregate intrinsic value of unvested restricted stock units was $154.0 million.

11. Net Income (Loss) Per Ordinary Share

The following table sets forth the computation of basic and diluted income (loss) per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(19,809)	$756	$(54,281)	$(17,218)
Denominator:
Weighted-average ordinary shares - basic	38,582,584	36,792,187	38,185,421	36,391,676
Effect of potentially dilutive securities:
Employee stock options	—	327,417	—	—
Restricted stock units	—	1,921,723	—	—
Employee stock purchase plan	—	4,947	—	—
Weighted-average ordinary shares - diluted	38,582,584	39,046,274	38,185,421	36,391,676
Net income (loss) per ordinary share:
Basic	$(0.51)	$0.02	$(1.42)	$(0.47)
Diluted	$(0.51)	$0.02	$(1.42)	$(0.47)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted income (loss) per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Options to purchase ordinary shares	314,645	13,399	351,595	269,713
Restricted stock units	1,408,315	51	1,549,473	1,105,083
Employee stock purchase plan	10,231	3,446	10,899	9,010
	1,733,191	16,896	1,911,967	1,383,806

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Loss before income taxes	$(18,697)	$(804)	$(49,323)	$(16,089)
Provision (benefit) for income taxes	1,112	(1,560)	4,958	1,129
Effective tax rate	(6.0)%	194.2%	(10.1)%	(7.0)%

The Company recorded an income tax provision of $1.1 million and an income tax benefit $1.6 million for the three months ended October 31, 2022 and 2021, respectively. The Company recorded an income tax provision of $5.0 million and $1.1 million for the nine months ended October 31, 2022 and 2021, respectively. The increase in income tax expense for the three and nine months ended October 31, 2022 was primarily due to a decrease in the U.S. federal research tax credit, a decrease in tax benefits from excess stock-based compensation deductions, and an increase in non-deductible stock-based compensation, partially offset by a decrease in the proportion of profits generated in higher tax jurisdictions.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2022, the gross amount of unrecognized tax benefits was approximately $31.5 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion. The tax also applies to U.S. members of a non-U.S. parented group if the group satisfies the $1 billion threshold and the U.S. members have adjusted financial statements income of $100 million or more.  It also introduced a 1% excise tax on the fair market value of stock repurchases made by certain corporations after December 31, 2022 and several tax credits and incentives.  The Company does not expect a material impact to its financial statements from these new tax laws.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of October 31, 2022 and January 31, 2022, total manufacturing purchase commitments were approximately $47.9 million and $71.5 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. As of October 31, 2022, an approximately $2.5 million loss was recognized in the condensed consolidated balance sheets from adverse purchase commitments. There were no material loss liabilities recorded in the condensed consolidated balance sheets from adverse purchase commitments as of January 31, 2022.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of October 31, 2022 and January 31, 2022, respectively.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Taiwan	$54,443	$59,412	$157,884	$153,135
Asia Pacific	15,292	21,323	54,691	60,122
Europe	5,295	4,432	18,167	11,837
North America other than United States	5,748	5,984	15,020	13,117
United States	2,318	1,016	8,523	3,416
Total revenue	$83,096	$92,167	$254,285	$241,627

As of October 31, 2022, substantially all of the Company’s property and equipment were located in the Asia Pacific region, United States and Europe with approximate net amounts of $5.3 million, $3.9 million and $1.6 million, respectively.

Major Customers

For the three and nine months ended October 31, 2022, the customers representing 10% or more of revenue and accounts receivable were WT and Chicony, which accounted for approximately 61.6% and 10.7% of total revenue for the three months ended October 31, 2022, respectively, and accounted for approximately 59.1% and 11.6% of total revenue for the nine months ended October 31, 2022, respectively. For the three and nine months ended October 31, 2021, the customers representing 10% or more of revenue and accounts receivable were WT and Chicony, which accounted for approximately 63.1% and 13.4% of total revenue for the three months ended October 31, 2021, respectively, and accounted for approximately 62.7% and 14.9% of total revenue for the nine months ended October 31, 2021, respectively. Accounts receivable with WT and Chicony were approximately $25.4 million and $8.9 million, respectively, as of October 31, 2022.

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

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity and our ability to compete in such markets, our product strategy, our ability to develop and introduce new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our repurchase programs, our expectations about taxes, operating expenses, and cost recognition, the availability of third-party components and economic and political conditions. These statements reflect our current views with respect to future events and our potential financial performance, and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; the ongoing and potential impact of the COVID-19 pandemic on our operations or the operations of our supply chain or our customers; risks associated with the overall economy, including higher inflation and escalating trade tensions between the U.S. and China; the commercial success of our customers’ products; our growth strategy; fluctuations in our operating results; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate or seek to operate; our expectations regarding computer vision; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” and Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

We are a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, or AI, processing, advanced image signal processing and high-resolution video compression. Since inception, we have primarily served human viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. Our recent development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision, or CV, and our CV SoCs integrate our state-of-the-art video processor technology together with our deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of CV algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, terrain mapping, and face recognition. CVflow can process other sensor modalities including lidar and radar, and allows customers to differentiate their products by porting their own, or third party, neural networks and/or classical CV algorithms to our CVflow-based SoCs. Our SoC designs fully integrate AI, computer vision functionality, HD video processing, image processing, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These CV-based technologies are allowing us to address a broader range of markets and applications requiring AI video features, including IP security cameras, a variety of automotive cameras, consumer cameras, and industrial and robotic applications. We anticipate that our CV technology will also enable us to capture more content per electronic system and increase our average selling price.

Our development efforts are focused on SoCs that provide both human viewing and computer vision functionality. As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within camera markets with our AI and computer vision technology, particularly in the Internet of Things, or IoT, markets, as well as emerging markets such as AI-enabled security cameras, AI-based driving applications, including driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, automotive advanced driver assistance systems, or ADAS, applications, and industrial and robotics markets. We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as AI and CV capabilities, and as we target new markets.

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

Volume production may begin within 9 to 18 months after a design win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. In general, design cycles will be longer in the OEM automotive and industrial and robotics markets than in the IoT markets. Once our solutions have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Conversely, a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product. Even if we obtain a design win and our SoC remains a component through the life cycle of a customer’s product, the volume and timing of actual sales of our SoCs to the customer depend upon the production, release and market acceptance of that product, none of which are within our control. An IoT product typically has a life cycle of 6 to 24 months. We anticipate that product lifecycles will typically be longer than 24 months in the OEM automotive and industrial and robotics markets, as new product introductions occur less frequently in these markets.

Financial Highlights

•

We recorded revenue of $83.1 million and $254.3 million for the three and nine months ended October 31, 2022, respectively. This represented a decrease of 9.8% and an increase of 5.2%, respectively, as compared to the same periods in the prior fiscal year. Our revenue for the three months ended October 31, 2022, has been primarily impacted by fewer product unit shipments driven by customer efforts to revert their inventory closer to pre-pandemic levels, as component lead times contract. Continued adoption of our CV-based solutions, which have higher average selling prices, and increased nonrecurring engineering (NRE) project services partially offset this decrease from fewer product unit shipments. Our revenue for the nine months ended October 31, 2022, increased compared to the corresponding period in prior fiscal year primarily due to continued adoption of our CV-based solutions which have higher average selling prices and increased NRE project services, partially offset by a marginal decline in product unit shipments driven by customer efforts to revert their inventory closer to pre-pandemic levels, as component lead times contract.

•

We recorded operating losses of $20.1 million and $50.8 million for the three and nine months ended October 31, 2022, respectively, as compared to operating losses of $1.2 million and $17.3 million for the three and nine months ended October 31, 2021, respectively. The higher operating losses were primarily due to higher operating expenses. For the nine months ended October 31, 2022, the higher operating expenses were partially offset by increased revenue and gross profit. The increased operating expenses primarily related to higher personnel costs, including stock-based compensation, associated with headcount growth and benefit programs, increased chip tape-out costs due to the timing and number of chips in development, as well as increased engineering-related expenses for supporting automotive, robotic and industrial applications of our CV-based solutions, partially offset by decreased professional service expense associated with the acquisition of Oculii Corporation, or Oculii, in the prior fiscal year.

•

We generated cash flows from operating activities of $39.0 million for the nine months ended October 31, 2022, as compared to $18.2 million for the nine months ended October 31, 2021. The higher cash flows from operating activities were primarily attributable to higher collections of accounts receivable associated with the timing of sales and lower inventory purchases due to improved supply chain constraints in the semiconductor industry, partially offset by increased net loss adjusted for certain non-cash items and decreased liabilities associated with employee benefit payments and the timing of payments to our suppliers.

•

In the second quarter of fiscal year 2023, we resumed our investments in money market funds and debt securities. The debt security investment portfolio consists of commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. All of the investments are denominated in United States dollars and are reported at a fair value of approximately $99.7 million with unrealized losses of $1.0 million in our condensed consolidated balance sheets.

Factors Affecting Our Performance

Impact of COVID-19 on our Business. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of remote or work from home conditions in many of the locations where we have offices. We have experienced a significant disruption of orders and logistics throughout the Asia supply chain as a result of the COVID-19 pandemic, and if the remote or work from home conditions in any of our locations are imposed again, or continues for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung Electronic Corporation’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. The pandemic may also impact our customers’ ability to manufacture their products, support their customers or reduce or delay demand for their products, which could, in turn, reduce such demand for our solutions.

Impact of Global Supply Shortages on Our Business. Global supply shortages, and uncertainty in customer demand as well as the worldwide economy, in general, have continued as a result of the COVID-19 pandemic, and may be further exacerbated by the impacts of higher inflation. Supply chain issues impact our business as they relate to both our suppliers and our customers. With respect to our suppliers, we have in the past experienced supply constraints for certain chips from Samsung Electronics Corporation and we may in the future experience similar issues. With respect to our customers, to the extent customers face supply chain issues with respect to other components needed to pair with our products in order to produce their end products, such customers may delay future orders of our products or hold inventory of our products for longer periods of time. As a result, we may experience increased volatility in our sales and revenues in the near future, primarily owing to uncertainty around demand for semiconductor products, in general. In addition, recently, some customers have indicated they are reducing their inventory levels, as some component lead times contract toward normal levels. This may reduce such customers’ demand for our products. The magnitude and duration of such volatility is uncertain and thus its impact on our business cannot be reasonably estimated at this time.

Ability to Capitalize on AI and Computer Vision Trends. We expect that AI and computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IoT, automotive, industrial and robotics markets. As a result, we believe that our ability to develop advanced AI computer vision technology, enable and support customer product development in emerging applications, such as ADAS, advanced blind spot detection, object detection, classification and tracking, people recognition, retail analytics, and machine learning, and gain customer acceptance of our technology platform and solutions will be critical to our future success. Moreover, achieving design wins, particularly for computer vision-centric applications in the IoT, automotive, industrial and robotics markets, is vital to our ability to generate revenue growth. As such, we closely monitor design wins by our customers. However, a design win may not successfully materialize into revenue, and even if it does result in revenue, the amount generated by each design win can vary significantly.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets and we developed technologies to provide solutions for new markets as they emerged. Since fiscal year 2018, the IoTmarkets and automotive markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that continued expansion into new markets is required to facilitate revenue growth and customer diversification. We have recently introduced solutions to address emerging applications and markets, such as the incorporation of AI and computer vision functionalities for AI-enabled security cameras, AI-based driving applications and industrial and robotics markets. While we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our limited market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Customer Product Life Cycle. We estimate our customers’ product life cycles based on the customer, type of product and end market. We typically commence commercial shipments from 9 to 18 months following a design win; however, in some markets, lengthier product and development cycles are possible, depending on the scope and nature of the project, such as in the automotive markets. An IoT product typically has a product life cycle of 6 to 24 months. We anticipate that product development and product life cycles will typically be longer than 24 months in the OEM automotive, Tier-1 automotive suppliers and robotics markets, as new product introductions typically occur less frequently in these markets.

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$83,096	$92,167	$254,285	$241,627
Cost of revenue	31,418	34,541	94,996	90,817
Gross profit	51,678	57,626	159,289	150,810
Operating expenses:
Research and development	52,864	41,362	151,892	118,794
Selling, general and administrative	18,944	17,475	58,213	49,323
Total operating expenses	71,808	58,837	210,105	168,117
Loss from operations	(20,130)	(1,211)	(50,816)	(17,307)
Other income, net	1,433	407	1,493	1,218
Loss before income taxes	(18,697)	(804)	(49,323)	(16,089)
Provision (benefit) for income taxes	1,112	(1,560)	4,958	1,129
Net income (loss)	$(19,809)	$756	$(54,281)	$(17,218)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	38	37	37	38
Gross profit	62	63	63	62
Operating expenses:
Research and development	64	45	60	49
Selling, general and administrative	23	19	23	20
Total operating expenses	87	64	83	69
Loss from operations	(25)	(1)	(20)	(7)
Other income, net	2	—	1	1
Loss before income taxes	(23)	(1)	(19)	(6)
Provision (benefit) for income taxes	1	(2)	2	1
Net income (loss)	(24)%	1%	(21)%	(7)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IoT OEMs, IoT ODMs, OEM or Tier-1 automotive suppliers, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in IoT camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these human viewing camera markets to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging AI and computer vision applications in the IoT, automotive, industrial and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony.

The continued effects of the COVID-19 pandemic and persistent supply chain challenges have negatively affected our business performance and revenues this year, and may continue in the next fiscal year. Our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our CV-based solutions generally have higher selling prices than our traditional video and image processing SoC solutions that do not enable CV functionality. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

Cost of Revenue and Gross Margin

Cost of revenue includes the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly and testing, and our manufacturing support operations, such as logistics, planning and quality assurance. Cost of revenue also includes indirect costs, such as warranty, inventory valuation reserves, adverse purchase commitments, amortization of developed technology and other general overhead costs.

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs and amortization of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, costs of fabrication of mask sets for prototype products, equipment expenses, outside services and allocated depreciation and facility expenses, net of any research and development grants. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of computer vision technology.

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

Other Income, Net

Other income, net, consists primarily of interest income and realized gains and losses from debt security investments, subsidies granted by a foreign government as well as gains and losses from foreign currency transactions and remeasurements.

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

Comparison of the Three and Nine Months Ended October 31, 2022 and 2021

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$83,096	$92,167	$(9,071)	(9.8)%	$254,285	$241,627	$12,658	5.2%

Revenue decreased for the three months ended October 31, 2022 but increased for the nine months ended October 31, 2022, as compared to the same periods in the prior fiscal year. Our revenue for the three months ended October 31, 2022, has been primarily impacted by fewer product unit shipments driven by customer efforts to revert their inventory closer to pre-pandemic levels, as component lead times contract. Continued adoption of our CV-based solutions, which have higher average selling prices, and increased NRE project services partially offset this decrease from fewer product unit shipments. Our revenue for the nine months ended October 31, 2022, increased compared to the corresponding period in prior fiscal year primarily due to continued adoption of our CV-based solutions which have higher average selling prices and increased NRE project services, partially offset by a marginal decline in product unit shipments driven by customer efforts to revert their inventory closer to pre-pandemic levels, as component lead times contract.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$31,418	$34,541	$(3,123)	(9.0)%	$94,996	$90,817	$4,179	4.6%
Gross profit	51,678	57,626	(5,948)	(10.3)%	159,289	150,810	8,479	5.6%
Gross margin	62.2%	62.5%	—	(0.3)%	62.6%	62.4%	—	0.2%

The decreased cost of revenue for the three months ended October 31, 2022, as compared to the same period in the prior fiscal year, was primarily associated with the decrease in revenue, partially offset by approximately $0.6 million of amortization of acquisition-related intangible assets associated with the Oculii acquisition and $0.6 million of adverse purchase order commitments recognized in the third quarter of fiscal year 2023. The increased cost of revenue for the nine months ended October 31, 2022, as compared to the same period in the prior fiscal year, was primarily due to $1.8 million of amortization of acquisition-related intangible assets associated with the Oculii acquisition and $2.5 million of adverse purchase order commitments recognized in fiscal year 2023, partially offset by lower volume of product unit shipments driven by customer efforts to revert their inventory closer to pre-pandemic levels, as component lead times contract.

Gross margin decreased slightly for the three months ended October 31, 2022, as compared to the same period in the prior fiscal year, primarily due to the amortization of acquisition-related intangible assets as well as additional charges from adverse purchase order commitments. For the nine months ended October 31, 2022, the slight increase in gross margin was primarily attributable to an increase in the percentage of our total revenue derived from higher gross margin CV-based solutions and higher margin NRE revenue contracts, partially offset by the impact from the amortization of acquisition-related intangible assets and adverse purchase order commitments.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$52,864	$41,362	$11,502	27.8%	$151,892	$118,794	$33,098	27.9%

Research and development expense increased for the three and nine months ended October 31, 2022, as compared to the same periods in the prior fiscal year, primarily due to increased personnel costs, engineering-related expenses and SoC development cost. Personnel costs increased by approximately $7.1 million and $24.0 million for the three and nine months ended October 31, 2022, respectively, as a result of higher stock-based compensation expense and an increase of 104 employees, including 44 engineering headcount added from our acquisition of Oculii in the fourth quarter of fiscal year 2022. Engineering-related expenses, including the cost and depreciation of equipment and tools, amortization of licensed intellectual property, outside services and facility related expenses in support of new SoCs and related applications, increased by approximately $2.1 million and $6.5 million, respectively. The increases in research and development expense were also attributable to increased SoC development cost due to the timing and number of chips in development. During the three and nine months ended October 31, 2022, SoC development cost increased by approximately $2.3 million and $2.6 million, respectively.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$18,944	$17,475	$1,469	8.4%	$58,213	$49,323	$8,890	18.0%

Selling, general and administrative expense increased for the three and nine months ended October 31, 2022, as compared to the same periods in the prior fiscal year, primarily due to increased personnel costs, sales and administration-related expenses as well as the amortization of acquisition-related intangible assets associated with the Oculii acquisition. Personnel costs increased by approximately $1.9 million and $7.6 million, respectively, as a result of higher stock-based compensation expense and an increase of 23 employees. The increases were also attributable to approximately $0.7 million and $1.5 million, respectively, of additional sales and administration-related expenses to support our business development. For the three and nine months ended October 31, 2022, the amortization of acquisition-related intangible assets was approximately $0.5 million and $1.4 million, respectively. The increases were partially offset by approximately $1.6 million, respectively, of less professional services associated with the acquisition of Oculii in the prior fiscal year.

Other Income, Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Other income, net	$1,433	$407	$1,026	252.1%	$1,493	$1,218	$275	22.6%

The increase in other income, net, for the three months ended October 31, 2022, as compared to the same period in the prior fiscal year, was primarily due to higher interest income from our debt security investments and subsidies received from a foreign government, as well as additional gains from foreign currency transactions and remeasurements, partially offset by lower realized gains from our investments. For the nine months ended October 31, 2022, the increase in other income, net, as compared to the same period in the prior fiscal year, was primarily due to additional gains from foreign currency transactions and remeasurements and subsidies received from a foreign government, partially offset by lower interest income and realized gains from our debt security investments as a result of the full liquidation of our investments in the third quarter of fiscal year 2022 to finance the acquisition of Oculii. In July 2022, we resumed our investments in money market funds and debt securities.

Provision (Benefit) for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$1,112	$(1,560)	$2,672	171.3%	$4,958	$1,129	$3,829	339.1%
Effective tax rate	(6.0)%	194.2%	—	(200.2)%	(10.1)%	(7.0)%	—	(3.1)%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The increases in income tax expense for the three and nine months ended October 31, 2022, as compared to the same periods in the prior fiscal year, were primarily due to a decrease in the U.S. federal research tax credit, a decrease in tax benefits from excess stock-based compensation deductions, and an increase in non-deductible stock-based compensation, partially offset by a decrease in the proportion of profits generated in higher tax jurisdictions.

Liquidity and Capital Resources

As of October 31, 2022 and January 31, 2022, we had cash, cash equivalents and marketable debt securities of approximately $199.0 million and $171.0 million, respectively.  We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of October 31, 2022, these securities had a fair value of approximately $99.7 million with unrealized losses of approximately $1.0 million caused by market fluctuations. For the three and nine months ended October 31, 2022, there was approximately $0.7 million and $0.8 million, respectively, of interest income and realized gains recorded in other income, net in the condensed consolidated statements of operations. The current inflationary environment in the United States and resulting high interest rates have not had material impact on our investment portfolio and financial position.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$39,003	$18,224
Net cash provided by (used in) investing activities	(99,159)	190,931
Net cash provided by financing activities	1,947	7,331
Net increase (decrease) in cash, cash equivalents and restricted cash	$(58,209)	$216,486

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the nine months ended October 31, 2022, as compared to the same period in the prior fiscal year, primarily attributable to higher collections of accounts receivable associated with the timing of sales and lower inventory purchases due to improved supply chain constraints in the semiconductor industry, partially offset by increased net loss adjusted for certain non-cash items and decreased liabilities associated with employee benefit payments and the timing of payments to our suppliers.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased for the nine months ended October 31, 2022, as compared to net cash provided by investing activities for the same period in the prior fiscal year, primarily due to approximately $284.0 million less net cash receipts from debt security investments after a full liquidation of investments in fiscal year 2022 and approximately $6.8 million higher cash payments for purchase of property and equipment and licenses, partially offset by an approximately $0.7 million claim from an escrow account associated with the acquisition of Oculii.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased for the nine months ended October 31, 2022, as compared to the same period in the prior fiscal year, primarily due to approximately $4.3 million less cash proceeds from option exercises and employee stock purchase withholdings, as well as an additional $1.1 million payment for purchase of licenses.

Stock Repurchase Program

No ordinary shares were repurchased during the nine months ended October 31, 2022. On May 27, 2022, our Board of Directors approved an extension of the current share repurchase program for an additional twelve months ending June 30, 2023. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. As of October 31, 2022, there was approximately $49.0 million remaining available for repurchases under the repurchase program through June 30, 2023.

Operating and Capital Expenditure Requirements

As of October 31, 2022, we had cash, cash equivalents and marketable debt securities of approximately $199.0 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities or borrowing funds commercially, we may become subject to covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

Our short- term and long-term capital requirements will depend on many factors, including the following:

•	our ability to generate cash from operations;
•	our ability to control our costs;
•	the expansion of our research and development of new technologies and products to address new markets and applications;
•	the magnitude and duration of COVID-19 impact, as well as measures implemented to control the spread of the virus;
•	the emergence of competing or complementary technologies or products;
•	global economic and political conditions, including higher inflation and trade restrictions;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights or participating in litigation-related activities; and
•	our acquisition of complementary businesses, products and technologies.

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of October 31, 2022, we had purchase obligations with our independent contract manufacturers of $47.9 million.

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

Off-Balance Sheet Arrangements

As of October 31, 2022, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2022 and January 31, 2022, we had cash, cash equivalents and marketable debt securities totaling $199.0 million and $171.0 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The cash equivalents and marketable debt securities consist of investments in money market funds, commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to preserve capital, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may affect the interest income on our cash, cash equivalents and marketable debt securities, and the market value of those securities. To minimize this risk, we maintain our portfolio in a variety of debt securities with high liquidity and low credit risk. The current inflationary environment in the United States and resulting high interest rates have not had material impact on our investment portfolio and financial position. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a material impact on our future interest income or investment fair value. The liquidity risk and the risk associated with fluctuating interest rates are limited to our investment portfolio.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of October 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Summary of Risk Factors

Our business and our industry is subject to numerous risks and uncertainties, including those described in the following Risk Factors.  These risks include, but are not limited to, the following:

•

The COVID-19 pandemic could adversely affect our business in a material way, including closure of our offices or the facilities of our suppliers or customers, as well as the disruption of supply chains and normal customer ordering patterns.

•	Our customers incorporate components supplied by multiple third parties, and a supply shortage or delay in delivery of these components could delay orders for our solutions by our customers.

•

Shortages in, or increased costs of, wafers and materials could increase the manufacturing times for our products and adversely impact our ability to meet customer demand, reduce our gross margins and lead to reduced revenues. In addition, longer manufacturing lead times could lead to temporary periods of increased customer demand as customers seek to increase their inventory levels, which may be followed by periods of reduced demand as customers seek to reduce their inventory to normal levels.

•

Our customers may cancel their orders, change production quantities or delay production for a variety of reasons. If we fail to accurately forecast demand for our solutions, revenue shortfalls and/or excess, obsolete or insufficient inventory could result.

•

Global economic and political conditions, including higher inflation and trade restrictions, may impact our business and financial condition in ways that we currently cannot predict, including reduced demand for our solutions. Our primary inventory warehouse is located in Hong Kong and may be affected by political, social and economic conditions in Hong Kong.

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

The global COVID-19 pandemic has significantly affected the populations and businesses of many countries. Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have been causing, and are expected to continue to cause, disruption to our operations. We have had to impose remote or work from home conditions for varying periods of time in many of our offices, including the United States, China, Italy, Japan, South Korea and Taiwan. If such remote or work from home conditions were to continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity, which could harm our financial results. Approximately 360 of our employees are located in Taiwan and approximately 220 employees are located in China, and lengthy closures of these offices could significantly disrupt our software engineering and customer support operations. In addition, we and our suppliers, third-party distributors and customers have been, and are expected to continue to be, disrupted by quarantines and restrictions on certain employees’ ability to perform their jobs, office closures or restrictions, disruptions to shipping infrastructure, or other travel or health-related restrictions.

During fiscal year 2023, we have experienced, and we expect to continue to experience, a significant disruption of orders by customers, as well as logistics throughout the Asia supply chain, as a result of the COVID-19 pandemic and measures taken to control spread of the virus. During the first half of fiscal year 2023, we experienced a significant increase in the manufacturing lead time for our products, including supply constraints for certain chips from Samsung Electronics Corporation (“Samsung”), which disrupted the normal ordering patterns of our customers and harmed our revenue, but which may have in turn led to increased customer demand for our products in order to increase their inventory levels. Recently, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers begin to shrink, which may reduce such customers’ demand for our products in future periods. Higher inflation may exacerbate these risks. In addition, decreased consumer demand from the impact of pandemic lockdowns in China has contributed to, and may in the future contribute to, decreased revenue in consumer-related markets, including home IP security, automotive aftermarket and consumer markets.

There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict. Due to the constantly evolving global conditions, we are not able at this time to estimate the long-term effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Impacts of the global semiconductor supply shortage and high inflation could adversely affect our business, financial condition, and results of operations.

During the COVID-19 global pandemic, which is still ongoing, various restrictions were put in place causing a temporary decline in demand for certain items. As restrictions began easing across the world, an increase in demand for products containing semiconductor chips exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry, which has resulted in a lengthening of the manufacturing lead time for our products and impacting the normal forecasting and ordering patterns of our customers. With respect to our suppliers, we have in the past experienced supply constraints for certain chips from Samsung and we may in the future experience similar issues. With respect to our customers, to the extent customers face supply chain issues with respect to other components needed to pair with our products in order to produce their end products, such customers may delay future orders of our products or hold inventory of our products for longer periods of time. While we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage and longer lead times, we have experienced increased volatility in our business.  Recently, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers begin to shrink, which may reduce such customers’ demand for our products in future periods and harm our financial results. The global supply shortages and uncertainty in customer demand and the worldwide economy in general may be exacerbated by the impacts of high inflation, and we may experience increased volatility in sales and revenues as a result. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.

If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We generally refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our computer vision, video and image processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be significantly harmed. We often incur significant expenditures developing a new SoC solution without any assurance that any OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. We anticipate that it will take longer and require more resources and greater expenditures to achieve design wins, and likely take longer to generate revenue from such design wins, in the new markets we are targeting, such as the OEM automotive and robotics markets, than our legacy camera markets. In addition, trade tensions between the United States and China and potential new export restrictions, as discussed in subsequent risk factors, may make it more difficult to secure future design wins with China customers.

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

Worldwide manufacturing capacity for silicon wafers is relatively inelastic. If the demand for silicon wafers or assembly material exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. The semiconductor industry is currently experiencing significant shortages of manufacturing capacity, which has resulted in a lengthening of the manufacturing lead time for our products and which has at times harmed our revenue due to supply constraints for certain chips. If this capacity shortage continues for an extensive period of time, it could negatively impact our ability to meet our customer’s demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. In addition, silicon wafers constitute a material portion of our product cost. If we are unable to purchase wafers at favorable prices, our results of operations and financial condition will be adversely affected. It is also possible during times of supply chain capacity shortages that customers place orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves. Recently, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers begin to shrink, which may reduce such customers’ demand for our products in future periods and harm our financial results.

Our primary inventory warehouse is located in Hong Kong and may be affected by continued political, social, health and economic conditions in Hong Kong.

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or logistic partners. Hong Kong has experienced, and continues to experience, political unrest and social strife in addition to the impact of ongoing COVID-19 pandemic and measures to control spread of the virus. In response to national security legislation adopted by the Chinese government, the U.S. Secretary of State certified to the U.S. Congress in May 2020 that Hong Kong no longer maintains a sufficient degree of autonomy from China to warrant special treatment by the U.S. In addition, the Bureau of Industry and Security, or BIS, has imposed restrictions on exports and reexports of U.S.-controlled items to Hong Kong by imposing stringent licensing requirements similar to those applicable to China. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. Further, Hong Kong has been impacted by the COVID-19 pandemic and office closures or other restrictions in light of the pandemic may harm our business or increase the cost of conducting our operations in Hong Kong. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location (or a location resulting in higher tax costs) or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners.

Our target markets may not grow or develop as we currently expect and are subject to market risks, any of which could harm our business, revenue and operating results.

We are focusing our development resources on addressing computer vision applications, primarily in the IoT and automotive markets. The application of computer vision functionality in these markets is relatively new, and we may be unable to predict the timing or development of these markets with accuracy. For example, a slower than expected adoption rate for computer vision technology in IP security cameras could slow the demand for our new solutions. If our key target markets, such as IoT and automotive cameras, do not grow, grow slower, or do not develop in ways that we currently expect, demand for our computer vision, video and image processing SoCs may not materialize as expected, and our business and operating results could suffer.

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

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions including reductions in market activity due to the COVID-19 pandemic, adverse changes in our product order mix and fluctuating demand for our customers’ products. Recently, some customers have indicated they are reducing their inventory levels, which may reduce such customers’ demand for our products. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers. This risk may be exacerbated during the current period of supply chain constraints by customers placing orders with us that could exceed their actual demand for our solutions.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2022, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, our distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 62% and 13% of total revenue, respectively. For the nine months ended October 31, 2022, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 59% and 12% of total revenue, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $167.3 million, $140.8 million and $129.7 million in fiscal years 2022, 2021 and 2020, respectively. For the nine months ended October 31, 2022, our research and development expense was $151.9 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Average selling prices of semiconductor products in the markets we serve have historically decreased over time, and we expect such declines to occur for our solutions over time. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced SoC solutions, such as our new CV-based solutions, on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margins. In the past, we have reduced the prices of our SoC solutions in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors.  We expect that we will have to address pricing pressures again in the future, particularly in markets experiencing consolidation, which could require us to reduce the prices of our SoC solutions and harm our operating results.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the nine months ended October 31, 2022, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 59% and 12% of total revenue, respectively. As of October 31, 2022, accounts receivable with WT and Chicony were approximately $25.4 million and $8.9 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. For example, the semiconductor industry recently experienced significant shortages of capacity, which has resulted in a lengthening of the manufacturing lead time for our products and could be impacting the normal forecasting and ordering patterns of our customers. Recently, some customers have indicated their intent to reduce their inventory levels as capacity shortages improve, which may decrease such customers’ demand for our solutions in future periods. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to camera manufacturers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 88%, 88% and 90% of our total revenue in fiscal years 2022, 2021 and 2020, respectively. For the nine months ended October 31, 2022, sales to customers in Asia accounted for approximately 84% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of October 31, 2022, we had approximately $99.7 million in money market funds and debt security investments. The debt security investments consisted of commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.  These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience credit-related loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, assembly and testing. Currently, the majority of our SoCs are supplied by Samsung in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully assembled and tested products as well as tested die in wafer form for assembly. Samsung subcontracts the assembly and initial testing of the assembled chips it supplies to us to Signetics Corporation and STATS ChipPAC Ltd. In the case of purchases of tested die from Samsung, we contract the assembly to Advanced Semiconductor Engineering, Inc., or ASE. Final testing of all of our products is handled by King Yuan Electronics Co., Ltd. or Sigurd Corporation under the supervision of our engineers. We depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. Availability of capacity within our supply chain has tightened recently, which has at times limited and could in the future limit the volume of products we can produce, negatively impacting our business and operations. Moreover, because each SoC is fabricated in only one manufacturing facility, or single sourced, any disruption to a facility could cause significant delays in the production or shipment of the products produced in that facility that could not be easily offset by having such product(s) produced in another facility.  We do not have any long-term supply agreements with any of our manufacturing suppliers. If one or more of these vendors terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, including available capacity constraints, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales and damage our customer relationships.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 62%, 63% and 60% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2022, 2021 and 2020, respectively, and approximately 59% of our revenue was derived from sales through WT for the nine months ended October 31, 2022. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. In November 2019, WPG Holdings Co., or WPG, a Taiwan distributor, announced an unsolicited bid to acquire up to 30% of WT. In January 2020, WPG acquired approximately 17% of WT, but indicated it intended to remain a passive investor in WT. An acquisition of WT by WPG could have an adverse impact on our relationship with WT. Our current agreement with WT is effective until September 2023, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to ODMs and end customers, or if they decide to decrease their inventories for any reason, such as adverse global economic conditions or a downturn in technology spending, our sales to these distributors and our revenues may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenues in such subsequent periods. Recently, some end customers have indicated they are seeking to reduce their inventory levels, which may reduce such customers’ demand for our products, including products purchased through our distributors, in future periods and harm our financial results.

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

In October 2019, our security camera customers Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, and Zhejiang Dahua Technology Co., Ltd., or Dahua, were added to the Entity List of the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, or Commerce, which imposes limitations on the supply of certain U.S. items to the listed entities. In December 2020, certain affiliated entities of our customer Shenzhen Dajiang Baiwang Technology Co., Ltd., or Dajiang Baiwang, were added to the Entity List. In October 2022, BIS imposed additional restrictions on transactions with Dahua involving items subject to BIS export regulations. These export regulations negatively impact our ability to ship items subject to BIS regulations to these listed entities. Notwithstanding our ability to continue to supply some SoC products to some affiliates of the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to Hikvision, Dahua and Dajiang Baiwang, or our other China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

Global economic and political conditions, including possible trade tariffs and trade restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. Beyond the BIS actions relating to Hikvision, Dahua and affiliates of Dajiang Baiwang, general trade tensions between the United States and China have been escalating, which has, in our view, created and will perpetuate an uncertain business environment. Additionally, the U.S. government announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, advanced computing, and supercomputing to China without an export license. In many cases, these licenses are subject to a policy of denial and will not be issued. While our current products are not restricted by these controls, such controls could impact our ability to export products to China in the future. It also is possible that the Chinese government will retaliate in ways that could impact our business.

If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. For example, H.R. 5515 - John S. McCain National Defense Authorization Act for Fiscal Year 2019 negatively impacts Hikvision and Dahua’s ability to sell products into the U.S. security camera market and decreases their demand for our solutions. Similarly, changes in export classification requirements, such as those proposed by U.S. Congress, could impact our ability to supply our solutions to certain companies or in certain countries.  Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications or trade restrictions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers.  The materialization of these risks could have a material adverse effect on our business and financial condition. Further, our business and performance are subject to economic conditions, and our suppliers, distributors, and customers may suffer their own financial and economic challenges. Inflation or other deteriorations in global economic conditions may impact our operating expenses and third parties may demand pricing accommodations, which could harm our ability to meet customer demands or collect revenue or otherwise could harm our business and financial results.

Russia’s ongoing conflict with Ukraine has triggered significant sanctions from U.S. and European leaders. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a trade war. For example, in addition to controls imposed on China discussed above, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus, as well as certain Russian nationals, which caused us to terminate certain business relationships in those countries. These sanctions and restrictions have continued to increase as the conflict has further escalated, and the United States and other countries could impose wider sanctions and export restrictions and take other actions in the future that could impact our business. Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition. In addition, some of our customers and third-party partners have engineering teams located in Russian and/or Ukraine, whose operations have been and may continue to be disrupted by the ongoing conflict between the countries.  If such disruption were to continue for an extended period, our customers could face delays in the launch of new products containing our solutions, resulting in delayed or decreased demand for our solutions.

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

Our future effective tax rates could be adversely affected if our earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, including the effect of acquisitions on our legal structure, by tax costs related to intercompany realignments, tax effects of share-based compensation, expiration of or lapses in tax incentives, or by changes in tax laws, regulations, accounting principles or interpretations thereof. For example, changes in tax laws, including the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or Tax Act, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which includes a new 15% corporate minimum tax as well as a 1% excise tax on fair value of corporate stock repurchases made after December 31, 2022. We do not expect it to have a material impact on our financial statements.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, Germany, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, over the last several years, the Organization for Economic Cooperation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project and has been issuing guidelines and proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Many of these changes have been or are in the process of being adopted by numerous countries and could materially and adversely affect our provision for income taxes. In 2021, more than 140 countries tentatively signed on to a framework that imposes a global minimum tax of 15%. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our effective tax rate, operating results, and cash flow.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. We and certain of our customers have received, and in the future may receive, communications from others alleging our infringement of their patents, trade secrets or other intellectual property rights. In addition, certain of our end customers have been the subject of lawsuits alleging infringement of intellectual property rights by products incorporating our solutions, including the assertion that the alleged infringement may be attributable, at least in part, to our technology. Lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights, though this has not occurred to date. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Since our initial public offering in October 2012, the market price of our ordinary shares has been highly volatile. The market price of our stock has been particularly volatile since the onset of the COVID-19 pandemic.  For example, since February 1, 2020, the trading price of our common stock ranged from a low of $36.02 to a high of $227.59. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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

AMBARELLA, INC.

Date: December 9, 2022	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 9, 2022	By:	/s/ Brian C. White
Brian C. White
Chief Financial Officer