Form 10-K
period 2023-01-31
AMBARELLA INC
filed 2023-03-31
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2022, was approximately $2.5 billion based upon the closing price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of March 24, 2023: 39,581,559 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of shareholders to be held on or about June 8, 2023 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Factors that could affect such forward-looking statements include, but are not limited to, risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; economic factors beyond our control, including risks associated with high inflation and recessionary concerns; geopolitical factors beyond our control, including tensions between the United States and China and the ongoing hostility between Russia and Ukraine; the potential impact of the COVID-19 pandemic on our operations or the operations of our supply chain or our customers; our ability to timely produce sufficient quantities of our products on a cost-effective basis through our third-party vendors; the commercial success of our customers’ products; our growth strategy; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions, including our ability to license software modules; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate; our expectations regarding the adoption of computer vision technology; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K; and those discussed in other documents we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

For purposes of this Annual Report, the terms “Ambarella”, “the Company”, “we”, “us” and “our” refer to Ambarella, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

Ambarella is a leading developer of low-power system-on-a-chip, or SoC, semiconductors and software for edge artificial intelligence, or AI, applications. Our technologies make electronic systems smarter, enabling features such as person detection, object classification, and analytics, in addition to performing complex data analysis in real time, delivering high quality imagery, and preserving vital system resources such as power and network bandwidth. We specialize in the development of deployable, scalable designs for intelligent electronic systems that utilize high-bandwidth sensors offering a proven path to mass production.

Incorporated in 2004, we have primarily served human-viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. We are now leveraging our human-viewing heritage to pursue the machine sensing market. Our recent development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and other types of sensors, such as 4D radar. This category of AI technology is known as computer vision, or CV, and our CV SoCs integrate our state-of-the-art video processor technology together with our recently developed deep learning neural network processing technology, which we refer to as CVflow®. The CVflow-architecture supports a variety of computer vision algorithms, including, object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, terrain mapping, and face recognition. In addition, CVflow can process other sensor modalities, including lidar, radar, time of flight, thermal and near infrared (NIR), and allows customers to differentiate their products by porting their own or third party neural networks and/or classical computer vision algorithms to our CVflow-based SoCs. Our CV technology is creating opportunities for us to address a broader range of markets and applications while also allowing us to capture more content per electronic system.

Our new CV3 AI central domain controller family of SoCs is specifically architected for automated driving applications. In addition to offering our existing advanced camera perception processing, CV3 adds sensor fusion and planning layers that enable a broader set of fully-automated devices.

In November 2021, we acquired Oculii Corp., a developer of high definition radar technology. Oculii’s adaptive AI software algorithms are designed to enable radar perception using current production radar chips to achieve significantly higher resolution, longer range and greater accuracy. Oculii’s software can be deployed on our existing CVflow SoCs, operating in conjunction with leading radar RF solutions to significantly increase safety and reliability. We recently introduced a centralized radar architecture that synergistically leverages Oculii’s adaptive AI software algorithms together with our CV3 domain controller family, resulting in improved perception, lower power consumption and reduced bills-of-material for mobility applications compared to the current generation of radar systems utilized in the market today.

As described below, Ambarella’s products are now used in a wide variety of human viewing and computer vision applications, including a variety of automotive camera systems, video security cameras, mobile and fixed robots, industrial applications, and consumer devices, such as action, drone and 360° cameras. For our fiscal years ended January 31, 2023, 2022 and 2021, we recorded revenue of $337.6 million, $331.9 million and $223.0 million, respectively. For the fiscal years ended January 31, 2023, 2022 and 2021, we incurred net losses of $65.4 million, $26.4 million and $59.8 million, respectively. We have generated cash from operations in each fiscal year starting from 2009.

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

We believe the CV end-point market, sometimes referred to as the system’s edge, requires a fundamentally different SoC architecture versus the GPU, FPGA and CPU approach commonly used in the datacenter. Our CV SoCs are optimized for the requirements of the end-point market to provide highly accurate results, significant processing power, small form factor and minimal latency while consuming very low amounts of power and simultaneously delivering both human viewing and computer vision functionality, often while supporting multiple cameras and multiple AI applications with a single SoC incorporated in an end-point device. In addition, privacy and security can be enhanced, as critical personal information may not need to enter the network infrastructure.

Our first CV SoC was introduced in 2018 and CV3 is our third generation computer vision chip in our SoC family. Our development efforts are now focused on SoCs that provide both human viewing and computer vision functionality. With the acquisition of Oculii, we also now complement our advanced camera perception capabilities with advanced radar perception to enable higher levels of autonomy.

We are focusing on the automotive and Internet-of-Things (IoT) end markets:

•
Automotive Applications. Cameras and other sensors, as well as high performance computing processors, are utilized for a variety of applications in the automotive market and our products are designed into both original equipment manufacturer (OEM) and aftermarket applications. We address the following automotive market applications:
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
▪
Electronic Mirrors. One or more cameras, in conjunction with an electronic display, are used to augment, or in some cases replace, reflective glass rear view and/or side view mirrors to provide a wider and unobstructed field of view. Smart electronic mirrors that incorporate our CV SoCs may also help with detecting objects in blind spots, overtaking vehicles and alerting for vulnerable road users, such as pedestrians and bicycles.
▪
Front Advanced Driver Assistance System (ADAS) Cameras. These front-facing cameras are often positioned behind the rearview mirror, enabling functions such as automatic emergency braking, lane departure warning, forward collision warning, intelligent headlight control, and speed assistance functions, many of which are required by an increasing number of regional New Car Assessment Programs, or NCAP. The most advanced front ADAS cameras generally require ultra high-definition (UHD) resolution and advanced CV processing, which can be critical for long-distance object detection with a wide field-of-view, and extremely low power due to their inherently small form factor.

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
▪
Central domain controllers for L2+ to L4 Autonomous Vehicles. We continue to advance our research in critical areas of autonomous vehicle development, such as vehicle detection, obstacle detection, pedestrian detection, lane detection, traffic sign recognition, stereovision processing, and sensor fusion and planning, enabling us to design strong platforms for applications ranging from Level2+ autopilot to full autonomy. The CV3 family enables centralized, single-chip processing for multi-sensor perception, including high-resolution vision, radar, ultrasonic and lidar, as well as deep fusion for multiple sensor modalities and autonomous vehicle path planning. The central domain controller in autonomous vehicles is connected to the camera, radar and other sensor suites. Using neural network and traditional computer vision processing, the domain controller fuses the sensor data and perceives the vehicle’s surroundings. Based on this multi-sensor surround perception, the domain controller estimates a safe driving path for the vehicle. In addition, the domain controller can simultaneously process in-cabin sensing applications, including driver and occupant monitoring.
•
Security Cameras. We are a leader in enterprise and home security camera markets, with solutions that deliver exceptional computer vision performance, industry-leading compression efficiency, low power consumption, and outstanding image quality, including high dynamic range (HDR), low-light processing and fisheye lens dewarping. Our CV products enable higher levels of automation than our vision processors through advanced algorithms, such as object detection, classification and tracking, license plate recognition and facial recognition. We address the following security camera applications:
▪
Enterprise and Public Class Security. These cameras are used for video monitoring and security surveillance in enterprise and public infrastructure applications. Our solutions enable the streaming of multiple video streams to enable remote monitoring at multiple locations. Embedded computer vision technology supports advanced analytics at the system’s edge, including people counting and tracking, facial recognition and retail behavior analysis.
▪
Home Security. Home security cameras are designed for home or small business use and may be connected to cloud services and applications via home networks using WiFi. These cameras may require very low bitrate operation to support high-definition (HD) resolution over limited bandwidth connections, while their small form factors or battery powered design may require very low power operation. Form factors include smart video door-bells and video-enabled lights. Embedded computer vision technology supports advanced functions, including intruder and pet detection, face recognition and package monitoring.
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

Our Competitive Strengths

Our platform technology solutions provide performance attributes that satisfy the stringent demands of the camera market, enable integration of HD video and image capture capabilities in portable devices, and provide computer vision capabilities that address the evolving needs of the automotive and IoT markets. We believe that our leadership is the result of our competitive strengths, including:

•
Proprietary AI, Radar and Computer Vision Architecture. Our proprietary AI and computer vision processing architecture, known as CVflow, uses a flexible hardware engine programmed with a high level algorithm description to achieve increased performance while minimizing die size and power consumption. The CVflow architecture specifies data flow connections between a set of optimized AI and computer vision operators, such as the convolution and matrix multiply functions that are specifically optimized for deep learning algorithms. The CVflow architecture supports a variety of AI, radar and computer vision algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, and stereo object detection. CVflow also allows customers to differentiate their products by porting their own algorithms and neural networks to our SoCs.
•
Deep Sensor Fusion. Ambarella provides AI perception processing for cameras, and with the acquisition of Oculii we provide software that enables efficient HD 4D radar perception. Our CV3 SoC family implements centralized camera and radar perception processing on the same SoC, allowing data from all camera and radar sensors in the sensor suite to be fused at a deeper data level, which we believe will facilitate improved levels of perception accuracy.
•
High-Performance, Low Power, AI, Video and Image Algorithm Expertise. Our extensive algorithm expertise, which facilitates efficient AI, video and image compression, enables our solutions to achieve low power consumption without compromising performance. Our solutions provide Full HD and UHD video up to 32-megapixel resolution and 60 frames per second. Our solutions achieve high storage and transmission efficiencies through innovative and complex video and image compression algorithms that significantly reduce the output bitrate. This smaller storage footprint directly benefits the performance of our solutions in several ways, including lower memory storage requirements and reduced bandwidth needs for transmission, which both facilitate sharing content between devices. These benefits are particularly important in transcoding, the digital-to-digital conversion of one encoding format to another, and video cloud applications. Our solutions can deliver clear images in low light conditions because of our advanced noise reduction, including 3D motion compensated temporal filtering (MCTF) and multiple exposure processing. Additionally, our HDR processing capabilities handle scenes with large dynamic range between the lightest and darkest areas to reveal details that would otherwise be lost in shadow or highlight areas. Our advanced de-warping capability enables cameras to use wide angle lenses, making it ideal for a variety of security camera applications, as well as 3D electronic image stabilization and surround view for automotive applications.
•
Highly Integrated SoC Solutions Based on a Scalable Platform. Our product families leverage a flexible and highly-scalable platform including our core high-performance AI and video processing architecture combined with an extensive set of integrated peripherals. Our flexible and highly-scalable platform enables our customers to address multiple applications and markets with reduced design cycles and costs. Our software compatible portfolio of products, with a broad range of performance and price points, allows our customers to develop a range of end products from a common software base.
•
Comprehensive and Flexible Software. Our years of investment in developing and optimizing our comprehensive and flexible software serve as the foundation of our high-performance video application solutions. Key components of our software include highly customized middleware that integrates many unique features for efficient scheduling and other system-level functions, and firmware that is optimized to reduce power requirements and improve performance. In addition, we provide our customers full-function software development kits with a suite of application programming interfaces or APIs, which allow customers to rapidly integrate our solution, adjust product specifications and provide additional functionality to their systems, thereby enabling them to differentiate their product offerings and reduce time to market. We also provide extensive software tools to map algorithms from commonly-used AI frameworks such as PyTorch or TensorFlow into our proprietary CVflow architecture. Our software development kits (SDKs) contain reference code for specific features that customers can quickly deploy.

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

Central Domain Controller. Our new CV3-AD685, the first production version of the CV3 family of automotive AI domain controllers, targets L2+ to L4 autonomous vehicles. Its next-generation CVflow® AI engine includes neural network processing that is 20x faster than the previous generation of CV2 SoCs, along with additional general vector processing capabilities to provide the overall performance required for full autonomous driving (AD) stack processing, including computer vision, HD radar, deep fusion and planning. It also integrates advanced image processing, a dense stereo and optical flow engine, Arm® Cortex® A78AE and R52 CPUs, an automotive GPU for visualizations, and a hardware security module (HSM). The CV3-AD685 is an “algorithm first” architecture that provides support for the entire AD software stack.

CVflow SoCs. Our AI architecture, incorporated into our CV family of SoCs, extracts and processes data from video streams, enabling our customers to develop intelligent camera systems. These SoCs combine advanced image processing, high-resolution video encoding and CVflow AI processing in a single, low-power design to enable a new class of smart edge devices for applications including smart home security, retail monitoring, consumer robotics, and occupancy monitoring. Some of our CVflow SoCs are manufactured to satisfy the functional safety requirements of the automotive market.

Vision Processor SoCs. Our video and image processing SoCs, based on our proprietary architecture, integrate an advanced image sensor pipeline (ISP), H.264 and/or H.265 encoders, and a powerful ARM CPU for advanced analytics, flight control, WiFi streaming, and other user applications. Our unique architecture and advanced process node technology lower power consumption while maintaining high performance for security camera and consumer applications such as connected drones, sports cameras, and 360º (VR) cameras.

High Definition Radar. Through our acquisition of Oculii, we offer adaptive AI software algorithms designed to enable radar perception using current production radar chips to achieve significantly higher resolution, longer range and greater accuracy. These improvements eliminate the need for specialized high-resolution radar chips, which have significantly higher power consumption and cost than conventional radar solutions. Oculii’s software can be deployed on Ambarella’s existing CVflow SoCs, operating in conjunction with leading radar RF solutions to increase safety and reliability. In addition, we recently introduced a centralized radar architecture that leverages Oculii’s adaptive AI software algorithms together with our CV3 processor family to enable both central processing of raw radar data and deep, low-level fusion with other sensor inputs, including cameras, lidar and ultrasonics.

Serializer/Deserializers. Our B6 and B8 SerDes (Serializer/Deserializer) products are mixed-signal (analog and digital) semiconductors used to transport data short distances (up to 10 meters) from a CMOS image sensor, often in a remote camera location, to our video and CV SoCs. The SerDes chips are used to add additional camera(s) to an automotive application, as well as used as a bridge chip for other automotive applications, such as a MIPI combiner, splitter or display driver. Our SerDes chips are also used in security applications such as ATMs that can use a single B8 chip for connecting multiple remote cameras to a single video processor SoC.

Software Modules. In the future, we may separately license proprietary software modules that can be used in conjunction with a customer’s internally developed software and/or with third-party software. Features that may be licensed include functionality for a variety of automotive applications, including dataloggers, ADAS and autonomous driving systems, eMirrors and in-cabin applications. Additionally, our neural-network image signal processing (NN-ISP) software module improves low light imaging in security camera applications.

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

Key differentiators of our technology include:

•
flexible and scalable CVflow processors for deep learning, HD radar processing and other CV algorithms that cover a broad range of consumer, professional and automotive requirements with power and die size efficiency;
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
•
algorithms and software for scalable and robust HD 4D radar processing using sparse antenna arrays using machine learning and adaptive transmit waveforms for lower cost and better power efficiency;
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
300 + International Patents Filed

Our technology platform enables the capture of high-resolution still images and UHD video while simultaneously performing CV processing and encoding for high-quality storage and lower resolution real time streaming.

CVflow

Our proprietary AI computer vision processing architecture, known as CVflow®, uses a flexible hardware engine programmed with a data flow graph algorithm description to achieve increased performance while minimizing die size and power consumption. This description allows the hardware to maximize use of its resources by exploiting all available parallelism without software intervention. The CVflow architecture specifies data flow connections between a set of optimized AI and computer vision operators, such as the convolution and matrix multiply functions that are used for deep learning algorithms. The CVflow architecture also supports a variety of other algorithms, including radar processing, stereo obstacle detection and sensor fusion. Our platform allows customers to differentiate their products by porting and optimizing their own algorithms and neural networks to our CVflow-based chips using industry-standard training tools and APIs.

Computer Vision and Radar Technology

Computer vision is a core technology that complements our proprietary image processing and video compression technology. We have developed efficient deep learning algorithms for object detection and segmentation leveraging our deep understanding of the CVflow processor. A significant feature of our third generation CVflow SoCs is support for HD stereo and HD radar based depth and velocity sensing. We believe HD stereo and HD radar are complementary sensor modalities that provide robust depth information after fusion. This depth information provides an important augmentation to monocular computer vision processing, resulting in an extra margin of safety for autonomous driving and other applications. Monocular processing depends on training to detect obstacles, and may not detect obstacles that are not represented in the training set. Stereo cameras and radar detect obstacles without relying on training for specific obstacle categories because the depth information is used to directly construct a three-dimensional model of the camera’s surroundings, including any obstacles. This allows more robust decisions to be made in applications such as autonomous driving.

Compatible Family of SoC Solutions

Our current SoC designs integrate our fully-programmable and highly-efficient CVflow architecture, UHD image processing and video compression, applications processing and system functions onto a single chip, delivering exceptional performance, quality and power efficiency with differentiated features. Our multi-core DSP architecture is highly scalable and balances software programmability with hardware-accelerated performance to achieve extremely low power consumption and maximized camera battery life. We have used this scalability to develop an extensive family of software compatible SoCs with a wide range of performance and price points (CV28, CV25, CV22, CV2, CV2FS, CV5, CV3 AD685, and CV-3 High Dev). This scalable, programmable architecture provides our customers with the flexibility they need to quickly develop a wide range of differentiated products. Additionally, our SoCs integrate mixed signal (analog/digital) functionality and high speed interfaces required for interfacing to advanced high-speed CMOS sensors and industry standard interfaces such as PCI-E, USB 3.2 and HDMI 2.0. Our next generation CV3 family extends our CVflow architecture to cover L2+/L3/L4 autonomous driving and other high performance safety critical applications. The CV3 family will cover multiple performance and price points with a software compatible SDK.

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

Sales to customers in Asia accounted for approximately 82%, 88%, and 88% of our total revenue in the fiscal years ended January 31, 2023, 2022, and 2021, respectively. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. To date, all of our sales have been denominated in U.S. dollars.

We work closely with our end customer OEMs and ODMs throughout their product design cycles that often last nine to eighteen months for many of our target markets, although new products may have longer design cycles, particularly those implementing advanced AI features. Product design cycles for certain portions of the automotive market generally last longer than eighteen months, particularly for products containing user safety features. As a result, we are able to develop long-term relationships with our customers as our technology becomes embedded in their products. Consequently, we believe we are well positioned to not only be designed into our customers’ current products, but also to continue to develop next-generation HD video and image processing solutions for their future products.

The product life cycles in many of our target markets typically range from twelve to 24 months. We expect that product lifecycles in the automotive OEM and the industrial and robotics markets will typically be longer than 24 months, as new product introductions occur less frequently. For many of our solutions, early engagement with our customers’ technical staff is necessary for success.

In fiscal year 2023, the customers representing 10% or more of revenue were Wintech Microelectronics Co., Ltd., or WT, our Asia-based distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer that manufactures products for multiple end-customers, which accounted for approximately 57% and 12% of total revenue, respectively. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue.

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

Our sales are generally made pursuant to purchase orders received approximately four to 30 weeks prior to the scheduled product delivery date, depending upon agreed terms with our customers and the current manufacturing lead time at the time the purchase order is received. These purchase orders may be cancelled without charge upon notification within an agreed period of time in advance of the delivery date. Our standard warranty provides that our SoCs containing defects in materials, workmanship or performance may be returned for a refund of the purchase price or for replacement, at our discretion. We may agree to different warranty terms with specific customers from time to time.

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

Wafer Fabrication

We have a history of using several process nodes from 130 nm through 5 nm. We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and efficiency. We believe this strategy will help us remain competitive. While we currently manufacture the majority of our solutions in the 28 nm, 14 nm and 10 nm process nodes, our most recent products are manufactured in the 5 nm process node. Currently, the substantial majority of our SoCs are supplied by Samsung in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully-assembled and tested products as well as tested die in wafer form for assembly. We also have small volumes of some products supplied by GlobalFoundries Inc. Our foundry vendors are ISO 9001 certified.

Assembly and Testing

Samsung subcontracts the assembly and initial testing of the assembled chips it supplies to us to Signetics Corporation and STATS ChipPAC Ltd. In the case of purchases of tested die from Samsung, we contract the assembly to Advanced Semiconductor Engineering, Inc., or ASE. We contract the assembly of products supplied by Global Foundries Inc. to ASE. Final testing of our products is handled primarily by Sigurd Corporation or King Yuan Electronics Co., Ltd. under the supervision of our engineers. All test software and related processes for our products are developed by our engineers. We continually monitor the results of testing at all of our test contractors to ensure that our testing procedures are properly implemented.

As part of our total quality assurance program, our quality management system has been certified to ISO 9001:2015 standards. Our assembly and testing vendors are also ISO 9001 certified.

Due to the scheduling requirements of our foundry, assembly and test contractors, we generally provide our contractors with our production forecasts and place firm orders for products with our suppliers up to 36 weeks prior to the anticipated delivery date, or potentially longer during times of acute capacity shortages, usually without a purchase order from our own customers.

Research and Development

We believe our technology is a competitive advantage and we engage in substantial research and development efforts to develop new products and integrate AI computer vision capabilities into our HD and UHD video processing solutions. We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. As of January 31, 2023, approximately 74% of our employees are engaged in research and development. Our research and development team is comprised of both semiconductor and software designers. Our semiconductor design team has extensive experience in large-scale semiconductor design, including architecture description, logic and circuit design, implementation and verification. Our software design team has extensive experience in development and verification of software for the HD video market. Because the integration of hardware and software is a key competitive advantage of our solutions, our hardware and software design teams work closely together throughout the product development process. The experience of our hardware and software design teams enables us to effectively assess tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented in hardware and in software.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the IoT market, our primary competitors include AMLogic Inc., Fuzhou Rockchip Electronics Co., Ltd., HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Ingenic Semiconductor Co., Ltd., Novatek Microelectronics Corp., or Novatek, NVIDIA Corporation, or NVIDIA, OmniVision Technologies, Inc., Qualcomm Incorporated, or Qualcomm, Sigmastar Technology Ltd., and Socionext Inc. In the automotive camera market, we compete against Allwinner Technology Co., Ltd., Horizon Robotics Inc., iCatch Technology, Inc., Mobileye, a subsidiary of Intel Corporation, Novatek, NVIDIA, NXP Semiconductors N.V., Qualcomm, Renesas Electronics Corporation, and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products that compete with ours.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2023, we had 300 issued patents in the United States, 109 of which were continuation or divisional patents, 10 issued patents in Europe, 7 issued patents in China, 7 issued patents in Japan and 86 pending patent applications in the United States. The issued patents in the United States expire beginning in 2024 through 2042. Our issued patents and pending patent applications primarily relate to image and video processing and HD video compression, AI processing, system level camera, and radar perception applications spanning multiple market segments.

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

Human Capital Resources

Innovation has been the lifeblood of our company since our founding in 2004. We continually strive to develop leading-edge image and video, and now AI, processors using the most advanced semiconductor processes available to create high performance, power efficient SoCs. We depend on our people to sustain our competitive advantages.

As of January 31, 2023, we employed a total of 937 people, including 260 in the United States, 595 in Asia, primarily 355 in Taiwan and 223 in China, and 82 in Europe. Approximately 74% of our employees are engaged in research and development, 2% in operations, and 24% in sales, marketing and administration. As of January 31, 2023, females represented 29% of our independent directors, 21% of senior management, 16% of our technical roles, and 20% of our total workforce. Of our total employee workforce, 38% is represented by a work council in Taiwan. The work council group, which is common in Taiwan, is comprised of employees elected by the general employee base in that location. We consider our global employee relations to be good. Despite employees working in geographically disparate locations and differences in cultures, we strive to treat all employees as part of one team working together. Our Chief Executive Officer holds quarterly town hall style meetings with employees of all of our offices to keep employees apprised of company activities and objectives and to provide an opportunity for all employees to meet and ask questions. All employees receive training in the prevention of sexual harassment and abusive conduct in the workplace.

Our human capital resources objectives include attracting and retaining talented and experienced employees. We utilize multiple online search tools, specialized recruiting firms, employee referral programs and university hires to ensure a varied outreach approach for candidates. We are committed to ensuring the human rights of our worldwide workforce and treating all employees with dignity and respect. We offer a combination of competitive base salary, time-based equity incentives and bonus plans linked to financial and strategic performance that are designed to motivate and reward personnel with annual grants of stock-based and cash-based incentive compensation awards, plus other benefits, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve both our short and long-term objectives. We offer competitive benefits tailored to local markets and laws and designed to support employee health, welfare and retirement; examples of such benefits include paid time off; 401(k), pension or other retirement plans; an employee stock purchase plan; basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; health savings and flexible spending accounts; relocation assistance; and employee assistance programs. Approximately 81% of eligible U.S. employees participate in our 401(k) plan, and 89% of eligible employees participated in the most recent offering period of our employee stock purchase plan.

The average tenure of our employees is approximately 7.4 years and approximately 30% of our employees have been employed by us for more than 10 years. We believe our compensation and benefits packages, combined with our culture that promotes teamwork, innovation and hands-on experience from the first day of employment, contribute to low employee turnover and an above-average tenure. We monitor employee turnover rates by region and our company as a whole. Our worldwide voluntary employee turnover rate in fiscal year 2023 was approximately 7.4%.

Our primary focus during the COVID-19 pandemic has been protecting the health and safety of our employees and the communities in which we operate. In our locations that have experienced high rates of infection, employees have worked remotely to reduce spread of the virus.

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

Summary of Risk Factors

Our business and our industry is subject to numerous risks and uncertainties, including those described in the following Risk Factors. These risks include, but are not limited to, the following:

•
Risks related to the global semiconductor supply shortage, high inflation and weak economic conditions could adversely affect our business, financial condition, and results of operations.
•
If we fail to penetrate new markets, including the automotive original equipment manufacturer, or OEM, advanced driver assistance systems (ADAS) market, our revenue and financial condition could be harmed.
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
•
Our primary inventory warehouse is located in Hong Kong and may be affected by political, social and economic conditions in Hong Kong.
•
Our target markets may not grow or develop as we currently expect and are subject to market risks, any of which could harm our business, revenue and operating results.
•
The COVID-19 pandemic has adversely affected our business and could materially and adversely affect our business in the future.
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
•
The average selling prices of semiconductor solutions in our target markets have typically decreased over time and will likely do so in the future, which could harm our revenue and gross margins.
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
•
We may experience difficulties transitioning to new wafer fabrication process technologies or achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.
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
•
We face integration risks relating to our acquisition of Oculii Corp. Any acquisitions we may make in the future could disrupt our business, cause dilution to our shareholders, reduce our financial resources and harm our business.
•
We face tax risks, including relating to the complexity of calculating our tax provision, changes in effective tax rates, or unfavorable tax law changes.
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
•
We rely on various third party vendors, service providers and contractors in the operation of our business.
•
Our ability to sell our products to certain China customers has been restricted. In addition, we are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets, including China.
•
Global economic and political conditions, including high inflation and trade restrictions, may impact our business and financial condition in ways that we currently cannot predict.
•
We are subject to warranty and product liability claims and to product recalls.
•
We are subject to numerous regulatory compliance requirements, which are costly to comply with, and our failure to comply with these requirements could harm our business and operating results.
•
Third parties’ assertions of infringement of their intellectual property rights could result in our having to incur significant costs and cause our operating results to suffer. Any potential dispute involving our intellectual property could affect our customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

Risks Related to Our Business and Our Industry

Impacts of the global semiconductor supply shortage and high inflation could adversely affect our business, financial condition, and results of operations.

During the COVID-19 global pandemic, various restrictions were put in place causing a temporary decline in demand for certain items. As restrictions began easing across the world, an increase in demand for products containing semiconductor chips exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry, which resulted in a lengthening of the manufacturing lead time for our products and impacting the normal forecasting and ordering patterns of our customers. With respect to our suppliers, we have in the past experienced supply constraints for certain chips from Samsung and we may in the future experience similar issues. With respect to our customers, to the extent customers face supply chain issues with respect to other components needed to pair with our products in order to produce their end products, such customers may delay future orders of our products or hold inventory of our products for longer periods of time. While we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage and longer lead times, we have experienced increased volatility in our business. Recently, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers begin to shrink, which may reduce such customers’ demand for our products in future periods and harm our financial results. The global supply shortages and uncertainty in customer demand and the worldwide economy in general may be exacerbated by the impacts of high inflation and global banking concerns, and we may experience increased volatility in sales and revenues as a result.

If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We generally refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be significantly harmed. We often incur significant expenditures developing a new SoC solution without any assurance that any OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. We anticipate that it will take longer and require more resources and greater expenditures to achieve design wins, and likely take longer to generate revenue from such design wins, in the new markets we are targeting, such as the OEM automotive and robotics markets, than our legacy camera markets. In addition, trade tensions between the United States and China and potential new export restrictions may make it more difficult to secure future design wins with China customers.

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, in the past we have secured design wins for customer products that were never commercially released by our customer or did not sell in volumes initially forecast by the customer, as a result of factors beyond our control. If products incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer. Similarly, if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM, which could negatively impact our business.

If we fail to penetrate new markets, including the automotive OEM ADAS market, our revenue and financial condition could be harmed.

We believe that our future revenue growth, if any, will significantly depend on our ability to expand within the Intelligence of Things, or IoT, camera markets with our new artificial intelligence, or AI, computer vision SoC solutions, and the OEM automotive, robotics and industrial markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate, the technical requirements of these markets evolve in ways we do not anticipate, the development of such markets is delayed or impacted by factors outside of our control, or if we are unable to penetrate them successfully with our solutions, our revenue could decline and our financial condition would be negatively impacted. Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies requires a substantial investment of our time and resources and we cannot assure you that we will secure design wins from these or other companies or that we will achieve meaningful revenue from the sales of our solutions into these markets. In addition, we face competition from larger competitors with greater resources and more history in these markets. If we fail to penetrate these or other new markets we are targeting, our financial condition would likely suffer. Moreover, if we are successful in achieving design wins in these new markets, it will likely take longer to generate revenue from such design wins than in our traditional markets.

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

Worldwide manufacturing capacity for silicon wafers is relatively inelastic. If the demand for silicon wafers or assembly material exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. Silicon wafers constitute a material portion of our product cost and if we are unable to purchase wafers at favorable prices, our results of operations and financial condition will be adversely affected. The semiconductor industry has recently experienced significant shortages of manufacturing capacity, which resulted in a lengthening of the manufacturing lead time for our products and which has at times harmed our revenue. While this capacity shortage has improved, lead times for our products remain longer than normal, which could negatively impact our ability to meet our customer’s demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. We have also experienced, during times of supply chain capacity shortages, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves and lead to our customers having excess inventory. Recently, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers begin to shrink, which may reduce such customers’ demand for our products in future periods and harm our financial results.

Our primary inventory warehouse is located in Hong Kong and may be affected by continued political, social, health and economic conditions in Hong Kong.

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or our logistic partners. Hong Kong has experienced, and continues to experience, political unrest and social strife in addition to the impact of ongoing COVID-19 pandemic and measures to control spread of the virus. The Bureau of Industry and Security, or BIS, has imposed restrictions on exports and reexports of U.S.-controlled items to Hong Kong by imposing stringent licensing requirements similar to those applicable to China. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In addition, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location (or a location resulting in higher tax costs) or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners.

Our target markets may not grow or develop as we currently expect and are subject to market risks, any of which could harm our business, revenue and operating results.

We are focusing our development resources on addressing computer vision applications, primarily in the automotive and IoT markets. The application of computer vision functionality in these markets is relatively new, and we may be unable to predict the timing or development of these markets with accuracy. For example, a slower than expected adoption rate for computer vision technology in automotive or IP security camera applications could slow the demand for our new solutions. If our key target markets do not grow, grow slower, or do not develop in ways that we currently expect, demand for our SoCs may not materialize as expected, and our business and operating results could suffer.

The COVID-19 pandemic has adversely affected our business and could materially and adversely affect our business in the future.

The global COVID-19 pandemic has significantly affected the populations and businesses of many countries. Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have caused, and are expected to continue to cause, disruption to our operations. We have had to impose remote or work from home conditions at different times for varying periods of time in most of our offices. Approximately 360 of our employees are located in Taiwan and approximately 220 employees are located in China, and lengthy closures of these offices could significantly disrupt our software engineering and customer support operations. In addition, we and our suppliers, third-party distributors and customers have been, and may in the future again be, disrupted by quarantines and restrictions on certain employees’ ability to perform their jobs, office closures or restrictions, disruptions to shipping infrastructure, or other travel or health-related restrictions. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers.

During fiscal year 2023, we experienced, and we expect to continue to experience, a significant disruption of orders by customers, due in part to impacts of the COVID-19 pandemic. During the first half of fiscal year 2023, we experienced a significant increase in the manufacturing lead time for our products, including supply constraints for certain chips from Samsung Electronics Corporation (Samsung), which disrupted the normal ordering patterns of our customers and harmed our revenue, but which may have in turn led to increased customer demand for our products in order to increase their inventory levels. Recently, customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers shrink, which has reduced, and may continue to reduce, such customers’ demand for our products in future periods. High inflation may exacerbate these risks. In addition, decreased consumer demand from the impact of pandemic lockdowns in China contributed to, and could in the future contribute to, decreased revenue in consumer-related markets. There can be no assurance that any decrease in sales resulting from the impacts of the COVID-19 pandemic will be offset by increased sales in subsequent periods.

Our customers may cancel their orders, change production quantities or delay production. If we fail to accurately forecast demand for our solutions, revenue shortfalls or excess, obsolete or insufficient inventory could result.

Our customers typically do not provide us with firm, long-term purchase commitments. A substantial majority of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and often without penalty to them. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix. As a result of a number of factors, including longer manufacturing times for our products and increased demand from customers during fiscal year 2023, we have increased our inventory levels in the near term. Recently, some customers have indicated they are reducing their inventory levels of our products, which may reduce such customers’ demand for our products in future quarters.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2023, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., or WT, our distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 57% and 12% of total revenue, respectively. In addition, we believe that revenue from our top 10 OEM customers, either directly or through a distributor or an ODM on behalf of it, accounted for approximately 47% of our total revenue in fiscal year 2023. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

Achieving design wins is subject to lengthy competitive selection processes that require us to incur significant costs. Even if we begin a product design, a customer may decide to cancel or change its product plans, resulting in no revenue from such expenditures.

We are focused on selling our SoC solutions to ODMs and OEMs for incorporation into their products at the design stage. These efforts to achieve design wins typically are lengthy, especially in emerging markets, such as the OEM automotive market, and in any case can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process, and even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. In addition, even if an OEM designs one of our SoC solutions into one of its products, we cannot be assured that we will secure new design wins from that OEM for future products. Further, even after securing a design win, we have experienced and may again experience delays in generating revenue from our solutions as a result of the lengthy product development cycle typically required, if we generate any revenue at all as a result of any such design win.

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

Prior to purchasing our products, some of our customers, particularly in the automotive market, may require that our products and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability of our products and our supply chain. This qualification process may take several months and qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third party contractors’ manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying these products with a customer, sales of the products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

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

Our security systems are designed to maintain the physical security of our facilities and information systems and protect our customers’, suppliers’ and employees’ confidential information. Accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems or the existence of computer viruses or other malicious code or security vulnerabilities in our data or software could expose us to a risk of loss, unavailability, misappropriation and other unauthorized processing of proprietary and confidential information. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, ransomware and other malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, product distribution, financial reporting or other critical functions. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information.

Security breaches and incidents, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures, and we may face difficulties or delays in identifying and otherwise responding to any security breach or incident. Moreover, remote work by our personnel and remote access to our systems have increased significantly, which also increases our cybersecurity risk profile. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties or create system disruptions. Computer programmers and hackers also may be able to deploy viruses, worms and other malicious software programs that attack our information systems and cause disruptions of our business. For portions of our IT infrastructure, we rely on products and services provided by third parties. These third-party providers may also experience breaches, incidents, and attacks compromising or otherwise impacting their products, and their products may contain security vulnerabilities, each of which could impact our systems. Data security breaches and incidents may also result from non-technical means, including, for example, intentional malfeasance or negligence by an employee or contractor. Any data security breach or incident or theft, misuse, loss, unavailability or other unauthorized processing of this information, or the perception that any of these matters has occurred, could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, regulatory investigations and other proceedings, litigation by affected parties and possible penalties, damages, and other liabilities, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We may also encounter errors resulting in corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as processing purchase orders and invoices, product distribution, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. Due to political uncertainty and military actions associated with the ongoing hostility between Russia and Ukraine, we and our vendors, contractors, and other third parties we work with are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems and operations.

We also rely on a number of third-party “cloud-based” service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. These third-party service providers also are subject to similar, and in certain cases greater, security threats. Any unauthorized access by third parties to the systems of our cloud-based service providers, any other security breaches or incidents impacting such systems, or the existence of computer viruses, ransomware or other malicious code in their data or software could expose us to a risk of loss, misappropriation, unavailability and other unauthorized processing of information.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $204.9 million, $167.3 million and $140.8 million in fiscal years 2023, 2022 and 2021, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

The average selling prices of semiconductor solutions in our target markets have typically decreased over time and will likely do so in the future, which could harm our revenue and gross margins.

Average selling prices of semiconductor products in the markets we serve have historically decreased over time, and we expect such declines to occur for our solutions over time. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced SoC solutions, such as our new AI computer vision-based solutions, on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margins. In the past, we have reduced the prices of our SoC solutions in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to address pricing pressures again in the future, particularly in markets experiencing consolidation, which could require us to reduce the prices of our SoC solutions and harm our operating results.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the fiscal year ended January 31, 2023, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 57% and 12% of total revenue, respectively. As of January 31, 2023, accounts receivable with WT and Chicony were approximately $21.0 million and $9.4 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Cyclical downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, which could harm our business and operating results. We are dependent on the availability of third-party foundry and assembly capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. The semiconductor industry recently experienced significant shortages of capacity, which resulted in a lengthening of the manufacturing lead time for our products. Such capacity shortages could negatively impact our ability to meet our customers’ demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. We have also experienced, during times of supply chain capacity shortage, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves. Most recently, some customers have indicated their intent to reduce their inventory levels as capacity shortages improve, which may decrease such customers’ demand for our solutions in future periods and, in turn, harm our financial results.

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
•
longer and more difficult collection of receivables from customers;
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

•
work stoppages.

We face integration risks relating to our acquisition of Oculii Corp.

In November 2021, we completed our acquisition of Oculii Corp. The benefits we expect to realize from this acquisition will depend, in part, on our ability to integrate the businesses successfully and efficiently.

We acquired Oculii with the expectation that the merger will result in various benefits to us, including certain technology and operational efficiencies or synergies. To realize these anticipated benefits, the businesses and certain technologies of Ambarella and Oculii must be successfully integrated. This integration has been complex and time consuming and requires substantial resources and effort. If the businesses or technology are not successfully integrated, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the acquisition may also result in significant charges or other liabilities, including taxes, that could adversely affect our results of operations.

Any acquisitions we may make in the future could disrupt our business, cause dilution to our shareholders, reduce our financial resources and harm our business.

Prior to our acquisition of Oculii in 2021, we had not made any acquisitions since our acquisition of VisLab S.r.l. in 2015. Our ability to make and successfully integrate acquisitions is largely unproven. Any future acquisitions may not strengthen our competitive position and may be viewed negatively by our customers, financial markets or investors, and we may not achieve our goals in a timely manner, or at all. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, operating results, financial condition and cash flows. Acquisitions may also reduce our cash available for operations and other uses, and could also result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business.

The complexity of calculating our tax provision may result in errors that could result in restatements of our financial statements.

We are incorporated in the Cayman Islands and our operations are subject to income and transaction taxes in the United States, China, Hong Kong, Germany, Italy, Japan, South Korea, Taiwan and other jurisdictions in which we do business. Due to the complexity associated with the calculation of our tax provision, we have hired independent tax advisors to assist us. If we or our independent tax advisors fail to resolve or fully understand certain issues, there may be errors that could result in us having to restate our financial statements. The risk of errors may be exacerbated by the significant number of tax law changes recently enacted in the United States and other jurisdictions. Restatements are generally costly and could adversely impact our results of operations or have a negative impact on the trading price of our ordinary shares.

Risks Related to Our Financial Performance or Results

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our ordinary shares to decline.

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. It is also possible that our normal seasonal patterns will be impacted by ongoing macroeconomic uncertainty, effects of the COVID-19 pandemic, recent supply chain disruptions and semiconductor capacity shortages, and high inflation. In future periods, our forecasted or actual revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

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
•
volatility in our effective tax rate;
•
general socioeconomic and political conditions in the countries where we operate or where our products are sold or used, including recent macroeconomic volatility, the COVID-19 pandemic, U.S.-China relations and the conditions in Hong Kong; and
•
costs associated with litigation, especially related to intellectual property.

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. For example, the semiconductor industry recently experienced significant shortages of capacity, which resulted in a lengthening of the manufacturing lead time for our products and could be impacting the normal forecasting and ordering patterns of our customers. Most recently, some customers have indicated their intent to reduce their inventory levels as capacity shortages improve, which may decrease such customers’ demand for our products in future periods, which could harm our financial results. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses.

If we do not generate revenue growth, we may not be able to execute our business plan and our operating results could suffer.

We believe that our future revenue growth, if any, will significantly depend on our ability to expand within our existing IoT camera markets, such as the existing professional and home security and monitoring camera markets, and successfully penetrate new markets, such as the OEM automotive, robotics and industrial markets, with our new AI computer vision-based SoC solutions. We believe that executing upon our business plan requires us to continue to develop new SoCs and new software to address the particular requirements of these markets. Accordingly, we continue to invest in the development of new technology and solutions and expect our research and development expenditures to increase compared to prior periods. If we are unable to generate or maintain adequate revenue growth, our financial results could suffer and we may not be able to continue to invest in the development of new technology and solutions required to be successful.

We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.

The rapidly evolving nature of the markets in which we sell our solutions, combined with substantial uncertainty concerning how these markets may develop, the considerable amount of time our customers generally take to evaluate our solutions, and other factors beyond our control, limits our ability to accurately forecast quarterly or annual revenue. In the recent years, we expanded our staffing and increased our expenditures in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue. Continued or persistent losses may require us to obtain additional capital that may not be available on reasonable terms or at all.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 82%, 88% and 88% of our total revenue in fiscal years 2023, 2022 and 2021, respectively. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

Our marketable securities portfolio could experience a decline in market value or otherwise become illiquid, which could materially and adversely affect our financial results.

As of January 31, 2023, we had approximately $101.2 million in money market funds and debt security investments. The debt security investments consisted of commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March 2023, Silicon Valley Bank (SVB) was closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. At the time of closing on March 10, 2023, we had cash deposits with SVB of approximately $17.0 million. We also had cash equivalents and marketable debt security investments residing in custodial accounts held by U.S. Bank for which SVB Asset Management was the investment advisor until March 15, 2023. While we were able to recover all deposited amounts from SVB, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

Our customers purchase components used in the manufacture of their products from various sources of supply, often involving several specialized components, including lenses, sensors, microcontrollers, power management integrated circuits (PMICs), Wi-Fi chips, and memory chips. Any supply shortage or delay in delivery by third-party component suppliers, or a third-party supplier’s cessation or shut down of its business, may prevent or delay production of our customers’ products. As a result of delays in delivery or supply shortages of third-party components, orders for our solutions may be delayed or canceled and our business may be harmed. For example, the semiconductor industry recently experienced shortages of certain devices, including microcontrollers, PMICs, Wi-Fi chips, which impacted our customers’ ability to build their products and negatively impact our customers’ demand for our solutions. We believe these shortages were exacerbated by the COVID-19 pandemic. Similarly, our ability to generate design wins in some markets, such as the automotive OEM market, requires us to collaborate with third-party software suppliers in order to offer a complete solution to customers. Our inability to successfully collaborate with such third-party suppliers, or such suppliers’ inability to develop and deliver software, could harm our ability to achieve design wins and harm our business.

We outsource our wafer fabrication, assembly and testing operations to third parties, and if these parties fail to produce and deliver our products according to requested demands in specification, quantity, cost and time, our reputation, customer relationships and operating results could suffer.

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, assembly and testing. Currently, the majority of our SoCs are supplied by Samsung in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully assembled and tested products as well as tested die in wafer form for assembly. Samsung subcontracts the assembly and initial testing of the assembled chips it supplies to us to Signetics Corporation and STATS ChipPAC Ltd. In the case of purchases of tested die from Samsung, we contract the assembly to Advanced Semiconductor Engineering, Inc., or ASE. Final testing of all of our products is handled by Sigurd Corporation or King Yuan Electronics Co., Ltd. under the supervision of our engineers. We depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. Availability of capacity within our supply chain tightened during fiscal year 2023, which at times limited the volume of products we can produce, negatively impacting our business and operations, and similar capacity constraints may adversely affect our business in the future. Moreover, because each SoC is fabricated in only one manufacturing facility, or single sourced, any disruption to a facility could cause significant delays in the production or shipment of the products produced in that facility that could not be easily offset by having such product(s) produced in another facility. We do not have any long-term supply agreements with any of our manufacturing suppliers. If one or more of these vendors terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, including available capacity constraints, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales and damage our customer relationships.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 57%, 62% and 63% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Risks Related to Our Legal and Regulatory Environment

Global economic and political conditions, including high inflation, recessionary concerns and trade restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. Customer demand for our solutions may be negatively impacted by weak economic conditions, high inflation or recessionary environments in the US and other nations. Inflation or other deteriorations in global economic conditions may impact our operating expenses and third parties may demand pricing accommodations, which could harm our ability to meet customer demands or collect revenue or otherwise harm our business and financial results.

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

If additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications or trade restrictions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. A large portion of our employee base is in China and impacts to our China offices could significantly harm our operations, make it difficult to support customers and negatively impact product development. The materialization of these risks could have a material adverse effect on our business and financial condition. Further, our business and performance are subject to economic conditions, and our suppliers, distributors, and customers may suffer their own financial and economic challenges.

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

Several of our customers, including Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, Zhejiang Dahua Technology Co., Ltd., or Dahua, and affiliates of Shenzhen Dajiang Baiwang Technology Co., Ltd., have been added to the Entity List of the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, or Commerce, which imposes limitations on the supply of certain U.S. items to the listed entities. In October 2022, BIS imposed additional restrictions on transactions with Dahua involving items subject to BIS export regulations. These export regulations negatively impact our ability to ship items subject to BIS regulations to these listed entities. Notwithstanding our ability to continue to supply some SoC products to some affiliates of the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to any of our China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

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

The legislative and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect and otherwise process personal information and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection, use and other processing of personal information and other data obtained from their residents or by businesses operating within their jurisdictions that are more restrictive than those in the U.S. For example, the European Union has adopted the General Data Protection Regulation, or GDPR, which imposed stringent data protection requirements and provided for substantial penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant entity, whichever is greater. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020. California has adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that substantially expanded the CCPA as of January 1, 2023. The CCPA, as amended and modified by the CPRA, gives California residents the right to access, delete and opt out of certain sharing of their information, and imposes penalties for failure to comply. Other U.S. states have proposed, and in certain cases enacted, similar general privacy legislation.

In 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China (Data Security Law) and China’s Personal Information Protection Law (PIPL). The Data Security Law is the first comprehensive data security legislation in China and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. The PIPL is the first national-level law comprehensively regulating issues in relation to personal information protection in China. Significant uncertainty remains regarding how regulators will interpret and enforce these laws, but the Data Security Law contains provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border personal information-related data transfers. PIPL authorizes enforcement by cybersecurity authorities and other regulators, and provides for fines and other remedies for noncompliance.

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

Our future effective tax rates could be adversely affected if our earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, re-organization or restructuring of our businesses, changes in our corporate structure, including the effect of acquisitions on our legal structure, by tax costs related to intercompany realignments, tax effects of share-based compensation, expiration of or lapses in tax incentives, or by changes in tax laws, regulations, accounting principles or interpretations thereof. For example, changes in tax laws, including the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or Tax Act, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. The Tax Act requires complex computations not previously provided in U.S. tax law. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA) which includes a new 15% corporate minimum tax as well as a 1% excise tax on the fair value of corporate stock repurchases made by U.S. corporations and certain foreign corporations after December 31, 2022. We do not expect the IRA to have a material impact on our financial statements.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, Germany, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, over the last several years, the Organization for Economic Co-operation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project and has been issuing guidelines and proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Many of these changes have been or are in the process of being adopted by numerous countries and could materially and adversely affect our provision for income taxes. In 2021, more than 140 countries tentatively signed on to a framework that imposes a global minimum tax of 15%. The Council of the European Union has adopted this initiative for enactment by European Union member states by December 31, 2023, with implementation into the domestic laws of those states by the end of 2023, with the rules to be applicable for fiscal years starting on or after December 31, 2023 for multinationals that meet the annual threshold of at least EUR 750 million of consolidated revenues. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our effective tax rate, operating results, and cash flow.

In December 2018, the Cayman Islands passed the International Tax Co-Operation (Economic Substance) Law, 2018, which requires Cayman Islands companies carrying on one or more relevant activities to maintain a substantial economic presence in the Cayman Islands. Effective from December 31, 2019, we have structured our activities to comply with the new law. However, the legislation remains subject to further clarification and interpretation and accordingly, there is no guarantee that we will be deemed to be compliant. Furthermore, this legislation may require us to make additional changes to the activities we carry on in the Cayman Islands, which could increase our cost of operations, and we could be subject to penalties for lack of compliance. As a result, we are not able to determine the impact on our operations and net income as of the current period.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2023 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2024 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Changes in our United States federal income tax classification, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.

The Tax Act may have changed the consequences to U.S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of the stock of a non-U.S. corporation (a 10% U.S. shareholder) under the U.S. federal income tax law applicable to owners of U.S. controlled foreign corporations, or CFCs.

Prior to the Tax Act, we did not believe that we, or any of our non-U.S. subsidiaries, were considered a CFC, which is a determination made daily based on whether the 10% U.S. shareholders together own, or are considered to own under the attribution rules, more than 50% of the voting power or value of a non-U.S. corporation. Under the Tax Act, however, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries may be classified as CFCs with respect to any single 10% U.S. shareholder, even without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than 50% of the voting power or value of the Company. Our 10% or greater U.S. shareholders should consult their individual tax advisors for advice regarding the 2017 Act revision to the U.S. federal income tax law applicable to owners of CFCs.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. We and certain of our customers have received, and in the future may receive, communications from others alleging our infringement of their patents, trade secrets or other intellectual property rights. In addition, we and certain of our end customers have been the subject of lawsuits alleging infringement of intellectual property rights by our solutions or products incorporating our solutions, including the assertion that the alleged infringement may be attributable, at least in part, to our technology. Such lawsuits could subject us to significant liability for damages and invalidate our proprietary rights, though this has not occurred to date. Any potential intellectual property litigation also could force us to do one or more of the following:

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

The market price of our ordinary shares has historically been highly volatile, and has been particularly volatile in recent years. For example, since February 1, 2020, the trading price of our common stock ranged from a low of $36.02 to a high of $227.59 and was $89.84 at the close of trading on January 31, 2023. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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
•
general economic conditions, including conditions related to the banking industry or caused by pandemics and high inflation, and slow or negative market growth;
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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our ordinary shares is likely to decline. Similarly, if our guidance does not meet or exceed expectations of investors or securities analysts, the trading price of our ordinary shares is likely to decline.

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

Our operations and those of our manufacturers are vulnerable to interruption caused by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, pandemics, including the COVID-19 pandemic and regional health issues, earthquakes, fires, severe storms, floods and other negative impacts from climate change, power losses, telecommunications failures, terrorist attacks, wars, Internet failures and other events beyond our control. Our operations could also be disrupted by geopolitical conditions, particularly in Taiwan or China, where the majority of our employees are located. Any disruption in our services or operations could result in a reduction in revenue, delay product development and R&D, or result in a claim for substantial damages against us, regardless of whether we are responsible for that failure. If remote or work from home conditions were to continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay Area and Taiwan. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California. These facilities accommodate our sales, marketing, research and development, finance, and administration activities. Outside of Santa Clara, California, we lease some facilities in other U.S. locations that are used for research and development and marketing activities. Outside of the United States, we also lease facilities in various international locations that are used for research and development, sales, business development, operations and administrative support. These international facilities are mainly located in Taiwan, China and Italy. Our lease obligations primarily consist of operating leases with lease periods expiring between fiscal years 2024 to 2028.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2023:

	Approximate
	Square
Major Locations	Footage	Usage
United States:
Santa Clara, California	61,700	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration
Wixom, Michigan	2,700	Business Development
Beavercreek, Ohio	16,000	Research and Development
Asia Pacific:
Hsinchu, Taiwan	85,700	Research and Development; Business Development; Operations; Administration
Shanghai, China	31,600	Research and Development; Business Development
Shenzhen, China	19,200	Research and Development; Business Development
Kowloon, Hong Kong	9,000	Sales; Warehousing
Shin-Yokohama, Japan	1,300	Business Development
SeongNam, South Korea	1,500	Business Development

Europe:
Parma, Italy	12,100	Research and Development

ITEM 3. LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings at this time. However, from time to time, we may be subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of our business. Refer to Note 15, Commitments and Contingencies within Notes to Consolidated Financial Statements for further information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares are traded on the NASDAQ Global Market under the symbol “AMBA”. On March 24, 2023, there were 29 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders.

Share Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from February 1, 2018 through January 31, 2023 of the cumulative total return for our ordinary shares, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

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

Purchases of Equity Securities by the Issuer

On March 16, 2020, we repurchased a total of 25,719 of our ordinary shares for approximately $1.0 million in cash under an authorized repurchase program up to $50.0 million. Our Board of Directors has approved extensions of the repurchase program through June 30, 2023. There were no shares repurchased in fiscal years 2023 and 2022. As of January 31, 2023, there was approximately $49.0 million available for repurchases through June 30, 2023. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, or AI, processing, advanced image signal processing and high-resolution video compression. Since inception, we have primarily served human viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. Our recent development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision, or CV, and our CV SoCs integrate our state-of-the-art video processor technology together with our deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of CV algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, terrain mapping, and face recognition. CVflow can process other sensor modalities including lidar and radar, and allows customers to differentiate their products by porting their own, or third party, neural networks and/or classical CV algorithms to our CVflow-based SoCs. Our SoC designs fully integrate AI, computer vision functionality, high-definition, or HD, video processing, image processing, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These CV-based technologies are allowing us to address a broader range of markets and applications requiring AI video features, including IP security cameras, a variety of automotive cameras, consumer cameras, and industrial and robotic applications. We anticipate that our CV technology will also enable us to capture more content per electronic system and increase our average selling price.

Our development efforts are focused on SoCs that provide human viewing, computer vision and radar detection functionalities. As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within camera markets with our AI and computer vision technology, particularly in the Internet of Things, or IoT, markets, as well as emerging markets such as AI-enabled security cameras, AI-based driving applications, including driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, automotive advanced driver assistance systems, or ADAS, applications, and industrial and robotics markets. We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as AI and CV capabilities, and as we target new markets.

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

Volume production may begin within 9 to 18 months after a design win, but could be longer in certain markets, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. In general, design cycles will be longer in the OEM automotive and industrial and robotics markets than in the IoT markets. Once our solutions have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Conversely, a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product. Even if we obtain a design win and our SoC remains a component through the life cycle of a customer’s product, the volume and timing of actual sales of our SoCs to the customer depend upon the production, release and market acceptance of that product, none of which are within our control. An IoT product typically has a life cycle of 6 to 24 months. We anticipate that product lifecycles will typically be longer than 24 months in the OEM automotive and industrial and robotics markets, as new product introductions occur less frequently in these markets.

Fiscal Year 2023 Financial Highlights and Trends

•
We recorded revenue of $337.6 million in fiscal year 2023, an increase of 1.7% as compared to fiscal year 2022. The increase in revenue was primarily due to continued adoption of our CV-based solutions, which have higher average selling prices, and increased non-recurring engineering (NRE) project services, partially offset by lower product unit shipments driven by customer inventory level reductions as a result of improved supply chain lead times across the semiconductor industry.
•
We recorded an operating loss of $74.3 million in fiscal year 2023, as compared to an operating loss of $29.6 million in fiscal year 2022. The higher operating loss was primarily due to higher operating expenses, partially offset by increased revenue and gross profit. The increased operating expenses primarily related to higher personnel costs, including stock-based compensation, as a result of the acquisition of Oculii Corporation, or Oculii, in late fiscal year 2022 and benefit programs. The increases were also attributable to higher chip tape-out costs due to the timing and number of chips in development and increased engineering-related expenses for supporting automotive, robotic and industrial applications of our CV-based vision and radar solutions. The increased operating expenses were partially offset by decreased acquisition-related costs associated with the acquisition of Oculii in the prior fiscal year.
•
We generated cash flows from operating activities of $44.1 million in fiscal year 2023, as compared to $38.8 million in fiscal year 2022. The higher cash flows from operating activities were primarily attributable to higher collections of accounts receivable associated with the timing of sales and lower inventory purchases due to customer inventory level reductions as a result of improved supply chain lead times across the semiconductor industry, partially offset by increased net loss adjusted for certain non-cash items and decreased liabilities associated with employee benefit payments and the timing of payments to our suppliers.
•
In the second quarter of fiscal year 2023, we resumed our investments in money market funds and debt securities after a full liquidation of our investments to finance the Oculii acquisition in fiscal year 2022. The debt security investment portfolio consists of commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. All of the investments are denominated in United States dollars and are reported at a fair value of approximately $101.2 million with unrealized losses of $0.5 million in our consolidated balance sheets.

Factors Affecting Our Performance

Impact of Global Supply Shortages on Our Business. Global supply shortages, and uncertainty in customer demand as well as the worldwide economy, in general, have continued as a result of the COVID-19 pandemic, and may be further exacerbated by the impacts of high inflation. Supply chain issues impact our business as they relate to both our suppliers and our customers. With respect to our suppliers, we have in the past experienced supply constraints for certain chips from Samsung Electronics Corporation and we may in the future experience similar issues. With respect to our customers, to the extent customers face supply chain issues with other components needed to pair with our products in order to produce their end products, such customers may delay future orders of our products or hold inventory of our products for longer periods of time. As a result, we may experience increased volatility in our sales and revenues in the near future, primarily owing to uncertainty around demand for semiconductor products, in general. In addition, recently, some customers have indicated they are reducing their inventory levels, as some component lead times contract toward normal levels. This may reduce such customers’ demand for our products. The magnitude and duration of such volatility is uncertain and thus its impact on our business cannot be reasonably estimated at this time.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets and we developed technologies to provide solutions for new markets as they emerged. Since fiscal year 2018, the IoT markets and automotive markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that continued expansion into new markets is required to facilitate revenue growth and customer diversification. We have recently introduced solutions to address emerging applications and markets, such as the incorporation of AI and computer vision functionalities for AI-enabled security cameras, AI-based driving applications and industrial and robotics markets. While we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our limited market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Customer Product Life Cycle. We estimate our customers’ product life cycles based on the customer, type of product and end market. We typically commence commercial shipments from 9 to 18 months following a design win; however, in some markets, lengthier product and development cycles are possible, depending on the scope and nature of the project, such as in the automotive market. An IoT product typically has a product life cycle of 6 to 24 months. We anticipate that product development and product life cycles will typically be longer than 24 months in the OEM automotive, Tier-1 automotive suppliers and robotics markets, as new product introductions typically occur less frequently in these markets.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
	(dollars in thousands)
Revenue	$337,606	$331,856	$222,990
Cost of revenue	128,672	123,724	87,417
Gross profit	208,934	208,132	135,573
Operating expenses:
Research and development	204,946	167,337	140,759
Selling, general and administrative	78,244	70,438	55,980
Total operating expenses	283,190	237,775	196,739
Loss from operations	(74,256)	(29,643)	(61,166)
Other income, net	3,318	1,002	3,863
Loss before income taxes	(70,938)	(28,641)	(57,303)
Provision (benefit) for income taxes	(5,552)	(2,230)	2,483
Net loss	$(65,386)	$(26,411)	$(59,786)

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	38	37	39
Gross profit	62	63	61
Operating expenses:
Research and development	61	50	63
Selling, general and administrative	23	21	25
Total operating expenses	84	71	88
Loss from operations	(22)	(8)	(27)
Other income, net	1	—	2
Loss before income taxes	(21)	(8)	(25)
Provision (benefit) for income taxes	(2)	—	2
Net loss	(19)%	(8)%	(27)%

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

Cost of Revenue and Gross Margin

Cost of revenue includes the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly, testing and manufacturing support operations, such as logistics, planning and quality assurance, as well as personnel costs (including stock-based compensation) related to project service agreements. Cost of revenue also includes indirect costs, such as inventory valuation reserves, adverse purchase commitments, allocation of facility costs, amortization of developed technology, warranty and other general overhead costs.

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs and amortization of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, costs of fabrication of mask sets for prototype products, equipment expenses, outside services as well as allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of computer vision technology.

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

Other Income, Net

Other income, net, consists primarily of interest income and realized gains and losses from our cash deposits and debt security investments, subsidies granted by a foreign government as well as gains and losses from foreign currency transactions and remeasurements.

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

Comparison of the Fiscal Years Ended January 31, 2023, 2022 and 2021

Revenue

				Change
	Year Ended January 31,			2023		2022
	2023	2022	2021	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$337,606	$331,856	$222,990	$5,750	1.7%	$108,866	48.8%

Revenue increased for fiscal year 2023, as compared to fiscal year 2022, primarily due to continued adoption of our CV-based solutions, which have higher average selling prices, and increased NRE project services, partially offset by lower product unit shipments driven by customer inventory level reductions as a result of improved supply chain lead times across the semiconductor industry.

Revenue increased for fiscal year 2022, as compared to fiscal year 2021, primarily due to higher product unit shipments driven by higher customer inventory levels as a result of supply chain constraints across the semiconductor industry. The increased revenue was also attributable to continued adoption of our CV-based solutions which have higher average selling prices.

Cost of Revenue and Gross Margin

				Change
	Year Ended January 31,			2023		2022
	2023	2022	2021	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$128,672	$123,724	$87,417	$4,948	4.0%	$36,307	41.5%
Gross profit	208,934	208,132	135,573	802	0.4%	72,559	53.5%
Gross margin	61.9%	62.7%	60.8%	—	(0.8)%	—	1.9%

While per unit cost of product shipped largely remained unchanged, cost of revenue increased for fiscal year 2023, as compared to fiscal year 2022, primarily due to $3.6 million of additional inventory reserves and adverse purchase commitments recognized in fiscal year 2023 caused by lower demand from customers, as well as $2.1 million of additional amortization of acquisition-related intangible assets associated with business acquisitions, partially offset by lower product unit shipments driven by customer inventory level reductions as a result of improved supply chain lead times across the semiconductor industry.

Cost of revenue increased for fiscal year 2022, as compared to fiscal year 2021, primarily due to increased revenue.

Gross margin decreased in fiscal year 2023, as compared to fiscal year 2022, primarily due to additional charges from inventory reserves and adverse purchase commitments, as well as the amortization of acquisition-related intangible assets, partially offset by a higher percentage of our total revenue from higher gross margin CV-based solutions and higher margin NRE project service revenue contracts.

Gross margin increased in fiscal year 2022, as compared to fiscal year 2021, primarily due to a favorable product mix. A customer concentration shift from China to the Asia region other than China and to North America also contributed to an improvement in gross margin in fiscal year 2022.

Research and Development

				Change
	Year Ended January 31,			2023		2022
	2023	2022	2021	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$204,946	$167,337	$140,759	$37,609	22.5%	$26,578	18.9%

Research and development expense increased for fiscal year 2023, as compared to fiscal year 2022, primarily due to increased personnel costs, engineering-related expenses and SoC development cost. In fiscal year 2023, personnel costs increased by approximately $22.6 million as a result of higher stock-based compensation expense and an increase of approximately 85 employees throughout the fiscal year, including 44 engineering personnel added due to the acquisition of Oculii in the fourth quarter of fiscal year 2022. Engineering-related expenses, including the cost and depreciation of equipment and tools, amortization of licensed intellectual property, outside services and facility related expenses in support of new SoCs and related applications, increased by approximately $9.3 million. The increased research and development expense was also attributable to approximately $5.7 million of additional SoC development cost due to process node technological changes, increased licensed intellectual property associated with the new chips, as well as the number of chips in development.

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

Selling, General and Administrative

				Change
	Year Ended January 31,			2023		2022
	2023	2022	2021	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$78,244	$70,438	$55,980	$7,806	11.1%	$14,458	25.8%

Selling, general and administrative expense increased for fiscal year 2023, as compared to fiscal year 2022, primarily due to increased personnel costs, marketing, travel, and facility-related expenses as well as the amortization of acquisition-related intangible assets. Personnel costs increased by approximately $8.2 million as a result of higher stock-based compensation expense and an increase of more than 20 employees. The increase was also attributable to approximately $1.4 million of additional marketing, travel, and facility-related expenses to support our business development and an additional $1.4 million of amortization of acquisition-related intangible assets. The increase was partially offset by approximately $3.1 million less in acquisition-related costs associated with the acquisition of Oculii in the prior fiscal year.

Selling, general and administrative expense increased for fiscal year 2022, as compared to fiscal year 2021, primarily due to increased personnel costs and professional services in support of the Oculii acquisition and business development in the IP security, automotive and robotics markets. In fiscal year 2022, personnel costs increased by approximately $11.7 million as a result of issuance of stock awards, employee benefit programs and an increase in headcount. The increase was also attributable to approximately $0.4 million of amortization of acquisition-related intangible assets and $3.4 million of acquisition-related costs associated with the acquisition of Oculii in fiscal year 2022.

Other Income, Net

				Change
	Year Ended January 31,			2023		2022
	2023	2022	2021	Amount	%	Amount	%
	(dollars in thousands)
Other income, net	$3,318	$1,002	$3,863	$2,316	231.1%	$(2,861)	(74.1)%

The increase in other income, net, for fiscal year 2023, as compared to fiscal year 2022, was primarily due to higher yields from our debt security investments driven by security purchases at discounts and higher interest rates. Subsidies received from a foreign government, as well as gains from foreign currency transactions and remeasurements also contributed to the increase.

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

Provision (Benefit) for Income Taxes

				Change
	Year Ended January 31,			2023		2022
	2023	2022	2021	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(5,552)	$(2,230)	$2,483	$(3,322)	149.0%	$(4,713)	(189.8)%
Effective tax rate	7.8%	7.8%	(4)%	—	—	—	11.8%

Income tax benefit increased in fiscal 2023, as compared to fiscal year 2022, primarily due to a decrease in the proportion of profits generated in higher tax jurisdictions and the release of prior FIN48 reserves upon the lapse of the statute of limitations, partially offset by an increase in non-deductible stock-based compensation.

Income tax benefit increased in fiscal 2022, as compared to fiscal year 2021, primarily due to a decrease in the proportion of profits generated in higher tax jurisdictions, an increase in the U.S. federal research tax credit, as well as an increase in tax benefits from excess stock-based compensation deductions.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$44,093	$38,795	$30,800
Net cash used in investing activities	(107,295)	(119,551)	(31,324)
Net cash provided by financing activities	5,698	10,525	10,396
Net increase (decrease) in cash, cash equivalents and restricted cash	$(57,504)	$(70,231)	$9,872

Net Cash Provided by Operating Activities

Fiscal year 2023 compared to fiscal year 2022: Cash provided by operating activities increased primarily due to higher collections of accounts receivable associated with the timing of sales and lower inventory purchases due to customer inventory level reductions as a result of improved supply chain lead times across the semiconductor industry, partially offset by increased net loss adjusted for certain non-cash items and decreased liabilities associated with employee benefit payments and the timing of payments to our suppliers.

Fiscal year 2022 compared to fiscal year 2021: Cash provided by operating activities increased primarily due to decreased net loss, partially offset by increased inventory purchases associated with longer supply chain lead times, increased accounts receivable associated with the timing of sales and decreased liabilities associated with the timing of payments to our suppliers.

Net Cash Used in Investing Activities

Fiscal year 2023 compared to fiscal year 2022: Net cash used in investing activities decreased primarily due to $307.0 million of net cash paid for the Oculii acquisition in fiscal year 2022, partially offset by approximately $290.0 million less net cash receipts from debt security investments and approximately $5.4 million additional payments for purchase of property and equipment and licenses.

Fiscal year 2022 compared to fiscal year 2021: Net cash used in investing activities increased primarily due to $307.0 million of net cash paid for the Oculii acquisition, $4.7 million of net cash payments for long-lived assets, partially offset by $223.5 million of net cash receipts from the liquidation of all of our debt investments to finance the Oculii acquisition in fiscal year 2022.

Net Cash Provided by Financing Activities

Fiscal year 2023 compared to fiscal year 2022: Net cash provided by financing activities decreased primarily due to approximately $4.7 million less cash proceeds from option exercises and employee stock purchase withholdings.

Fiscal year 2022 compared to fiscal year 2021: Net cash provided by financing activities increased primarily due to $1.0 million of cash used for repurchasing our ordinary shares under the stock repurchase program in fiscal year 2021 that did not recur in fiscal year 2022, partially offset by $1.1 million of less cash received from option exercises and employee stock purchases.

Stock Repurchase Program

On March 16, 2020, we repurchased a total of 25,719 of our ordinary shares for approximately $1.0 million in cash under an authorized repurchase program up to $50.0 million. Our Board of Directors has approved extensions of the repurchase program through June 30, 2023. There were no shares repurchased in fiscal years 2023 and 2022. As of January 31, 2023, there was approximately $49.0 million available for repurchases through June 30, 2023. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

Sources of Liquidity

As of January 31, 2023, we had cash, cash equivalents and marketable debt securities on hand of approximately $206.9 million, compared with approximately $171.0 million of cash on hand as of January 31, 2022.

Operating and Capital Expenditure Requirements

As of January 31, 2023, we had cash, cash equivalents and marketable debt securities on hand of approximately $206.9 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities or borrowing funds commercially, we may become subject to covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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
•
global economic and political conditions, including macroeconomic conditions, high inflation and trade restrictions;
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights or participating in litigation-related activities; and
•
our acquisition of complementary businesses, products and technologies.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2023:

	Payment Due by Period as of January 31, 2023
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Technology licenses (1)	$17,953	$7,764	$10,189	$—	$—	$—
Manufacturing purchase commitments (2)	43,556	43,556	—	—	—	—
Capital commitment (3)	2,888	2,531	24	24	309	—
Unrecognized tax benefits, including interest (4)	3,770	—	—	—	—	3,770
Total	$68,167	$53,851	$10,213	$24	$309	$3,770

(1)
Technology license obligations represent future cash payments for noncancelable internal-use software licenses used in product design.
(2)
Manufacturing purchase commitments consist primarily of inventory purchase commitments with our independent contract manufacturers.
(3)
Capital commitment represents future construction cost and lease payments for our office building constructed in Parma, Italy.
(4)
Unrecognized tax benefits, including interest, represent our liabilities for uncertain tax positions as of January 31, 2023. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We also have lease obligations primarily for our worldwide office facilities. As of January 31, 2023, these lease obligations were total of $9.0 million, with $3.8 million due in the next 12 months. Refer to Note 9 Leases within Notes to Consolidated Financial Statements for further information.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain employees and to align their interests with the interests of shareholders. We recognize that these stock-based awards will dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2023, we had a total of 3.04 million ordinary shares subject to outstanding stock options and unvested restricted stock units, which will dilute our existing shareholders. This potential dilution will only result if outstanding options vest and are exercised and restricted stock units vest and are settled.

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

We also enter into various project service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating our SoC into the customer’s product. Accordingly, we determine that they are not separately identifiable and shall be treated as a single performance obligation. For fixed-price project service contracts, we recognize revenue either over time as services are provided using an input method based on contract costs incurred to date compared to total estimated contract cost, or at a point in time upon completion and acceptance by the customer, depending on the terms of the arrangement. For project service contracts that are billed at a fixed rate for each hour of service provided, we recognize revenue in the amount for which we have the right to invoice as we believe the amount invoiced directly corresponds with the value to the customer of our performance completed to date.

Timing of revenue recognition may differ from the timing of invoicing to our customers. We record contract assets when revenue is recognized prior to invoicing. Our contract assets are primarily related to the satisfied but unbilled performance obligations associated with project service agreements at the reporting date. As of January 31, 2023 and 2022, the contract assets for these unbilled receivables were not material, respectively. Our contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the nonrecurring engineering charges that are either invoiced or paid but performance obligations are not satisfied associated with project service agreements. The deferred revenue is expected to be recognized over the period when performance obligations are satisfied. Additionally, the value of unsatisfied, or partially unsatisfied, performance obligations for contracts that are greater than a year was not material as of January 31, 2023 and 2022, respectively. We also elect not to disclose the value of unsatisfied or partially unsatisfied performance obligations for contracts with original expected contract duration of one year or less, and elect to exclude amounts collected from customers for all sales taxes from the transaction price.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had cash, cash equivalents and marketable debt securities totaling $206.9 million at January 31, 2023 and had cash of $171.0 million at January 31, 2022. Our cash is deposited in checking accounts with reputable financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. Our cash is held primarily for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to preserve capital, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may affect the interest income on our cash, cash equivalents and marketable debt securities, and the market value of those securities. To minimize this risk, we maintain our portfolio in a variety of debt securities with high liquidity and low credit risk. The current inflationary environment in the United States and resulting high interest rates have not had a material impact on our investment portfolio and financial position to date. We do not enter into investments for trading or speculative purposes. A hypothetical 10% change in interest rates will not have a material impact on our future interest income or investment fair value. The liquidity risk and the risk associated with fluctuating interest rates are limited to our investment portfolio.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of January 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2023.

The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ambarella, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for Income Taxes

As described in Notes 1 and 14 to the consolidated financial statements, the Company's accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Management evaluates the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions. Upon estimating the Company’s tax positions and tax benefits, management considers and evaluates numerous factors, which may require periodic adjustments and which may not reflect the final tax liabilities. Management adjusts the Company’s financial statements to reflect only those tax positions that are more likely than not to be sustained under examination, and considers whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence. As part of the process of preparing consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. As disclosed by management, the Company’s effective tax rate of 7.8% for the year ended January 31, 2023 is different than the U.S. federal statutory rate of 21%.

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

March 31, 2023

We have served as the Company’s auditor since 2008.

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	January 31,	January 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$113,541	$171,043
Marketable debt securities	93,322	—
Accounts receivable, net	51,987	44,307
Inventories	40,486	45,219
Restricted cash	8	10
Prepaid expenses and other current assets	5,288	6,169
Total current assets	304,632	266,748
Property and equipment, net	11,814	10,134
Deferred tax assets, non-current	19,276	15,340
Intangible assets, net	58,497	46,302
Operating lease right-of-use assets, net	8,339	11,127
Goodwill	303,625	303,625
Other non-current assets	4,012	4,269
Total assets	$710,195	$657,545
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	17,845	31,170
Accrued and other current liabilities	56,655	52,064
Operating lease liabilities, current	3,539	3,391
Income taxes payable	4,112	1,245
Deferred revenue, current	1,311	1,414
Total current liabilities	83,462	89,284
Operating lease liabilities, non-current	5,097	8,322
Other long-term liabilities	15,548	12,763
Total liabilities	104,107	110,369
Commitments and contingencies (Note 15)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2023 and January 31, 2022, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 39,043,000 and 37,302,818 shares issued and outstanding at January 31, 2023 and January 31, 2022, respectively	18	17
Additional paid-in capital	572,076	447,287
Accumulated other comprehensive loss	(492)	—
Retained earnings	34,486	99,872
Total shareholders’ equity	606,088	547,176
Total liabilities and shareholders' equity	$710,195	$657,545

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue	$337,606	$331,856	$222,990
Cost of revenue	128,672	123,724	87,417
Gross profit	208,934	208,132	135,573
Operating expenses:
Research and development	204,946	167,337	140,759
Selling, general and administrative	78,244	70,438	55,980
Total operating expenses	283,190	237,775	196,739
Loss from operations	(74,256)	(29,643)	(61,166)
Other income, net	3,318	1,002	3,863
Loss before income taxes	(70,938)	(28,641)	(57,303)
Provision (benefit) for income taxes	(5,552)	(2,230)	2,483
Net loss	$(65,386)	$(26,411)	$(59,786)
Net loss per share attributable to ordinary shareholders:
Basic	$(1.70)	$(0.72)	$(1.72)
Diluted	$(1.70)	$(0.72)	$(1.72)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	38,363,638	36,577,120	34,679,717
Diluted	38,363,638	36,577,120	34,679,717

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended January 31,
	2023	2022	2021
Net loss	$(65,386)	$(26,411)	$(59,786)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	(492)	—	451
Reclassification of unrealized gains (losses) on investments	—	(1,219)	—
Other comprehensive income (loss), net of tax	(492)	(1,219)	451
Comprehensive loss	$(65,878)	$(27,630)	$(59,335)

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance--January 31, 2020	33,805,609	$15	$261,220	$768	$186,069	$448,072
Issuance of shares through employee equity plans	1,584,619	1	15,683	—	—	15,684
Issuance of shares through employee stock purchase plan	182,931	—	5,825	—	—	5,825
Stock repurchase	(25,719)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense	—	—	65,730	—	—	65,730
Other comprehensive income - net of tax	—	—	—	451	—	451
Net loss	—	—	—	—	(59,786)	(59,786)
Balance--January 31, 2021	35,547,440	16	347,458	1,219	126,283	474,976
Issuance of shares through employee equity plans	1,636,596	1	12,194	—	—	12,195
Issuance of shares through employee stock purchase plan	118,782	—	7,208	—	—	7,208
Fair value of partially vested equity awards assumed in connection with acquisition	—	—	407	—	—	407
Stock-based compensation expense	—	—	80,020	—	—	80,020
Other comprehensive loss - net of tax	—	—	—	(1,219)	—	(1,219)
Net loss	—	—	—	—	(26,411)	(26,411)
Balance--January 31, 2022	37,302,818	17	447,287	—	99,872	547,176
Issuance of shares through employee equity plans	1,635,596	1	11,408	—	—	11,409
Issuance of shares through employee stock purchase plan	104,586	—	6,636	—	—	6,636
Stock-based compensation expense	—	—	106,745	—	—	106,745
Other comprehensive loss - net of tax	—	—	—	(492)	—	(492)
Net loss	—	—	—	—	(65,386)	(65,386)
Balance--January 31, 2023	39,043,000	$18	$572,076	$(492)	$34,486	$606,088

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(65,386)	$(26,411)	$(59,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,934	14,007	11,967
Amortization (accretion) of premium (discount) on marketable debt securities, net	(683)	1,034	721
Stock-based compensation	111,158	87,801	70,134
Deferred income taxes	(3,936)	(4,426)	(514)
Other non-cash items, net	(751)	(509)	65
Changes in operating assets and liabilities:
Accounts receivable	(7,680)	(18,600)	(6,487)
Inventories	4,733	(18,944)	(3,110)
Prepaid expenses and other current assets	153	228	(537)
Other non-current assets	978	832	1,141
Accounts payable	(13,325)	9,822	6,214
Accrued and other current liabilities	5,225	(1,954)	12,055
Income taxes payable	2,867	83	272
Deferred revenue	1,012	(131)	144
Operating lease liabilities	(4,011)	(3,608)	(2,416)
Other long-term liabilities	(6,195)	(429)	937
Net cash provided by operating activities	44,093	38,795	30,800
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(307,038)	—
Purchases of investments	(97,437)	(118,726)	(219,677)
Sales of investments	2,444	208,132	70,087
Maturities of investments	2,000	107,760	123,208
Purchase of tangible and intangible assets	(15,051)	(9,679)	(4,942)
Escrow claim associated with business acquisition	749	—	—
Net cash used in investing activities	(107,295)	(119,551)	(31,324)
Cash flows from financing activities:
Stock repurchase	—	—	(1,000)
Proceeds from exercise of stock options and employee stock purchase plan	10,585	15,292	16,417
Long-term financing payment for intangible assets	(4,887)	(4,767)	(5,021)
Net cash provided by financing activities	5,698	10,525	10,396
Net increase (decrease) in cash, cash equivalents and restricted cash	(57,504)	(70,231)	9,872
Cash, cash equivalents and restricted cash at beginning of period	171,053	241,284	231,412
Cash, cash equivalents and restricted cash at end of period	$113,549	$171,053	$241,284
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,444	$1,869	$1,531
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$16,410	$1,569	$4,302

See accompanying notes to consolidated financial statements

AMBARELLA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the Company) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power semiconductor solutions offering high-definition (HD) and Ultra HD compression, image processing, and powerful deep neural network processing. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrate high-definition video processing, image processing, artificial intelligence (AI) computer vision algorithms, audio processing and system functions onto a single chip. These low power SoCs deliver exceptional video and image quality and can extract valuable data from high-resolution video and radar streams. The Company is currently addressing a broad range of human and computer vision applications, including video security, advanced driver assistance systems (ADAS), electronic mirrors, drive recorders, driver/cabin monitoring systems, autonomous driving, and industrial and robotic applications.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. In order to limit the exposure of each investment, the cash equivalents and marketable debt securities consist primarily of money market funds, commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

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

In accordance with Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses whenever a security’s fair value is below its amortized cost basis. The expected loss is computed at an individual security level using the discounted cash flow method with the effective interest rate on the purchase date. In the determination of credit-related losses, the Company excludes securities with zero loss expectation such as assets backed by government agencies. There are various factors considered in its assessment of credit-related losses, including the extent to which the fair value is less than the amortized cost basis, adverse conditions related to an industry or an underlying loan obligator, the payment structure of the security, changes to the rating of the security and other factors that may affect the security credit. The credit-related portion of the loss is recognized in other income, net in the consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the consolidated balance sheets.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of January 31, 2023 and 2022, the restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the consolidated balance sheets, and the sums are presented on the consolidated statements of cash flows:

	As of January 31,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents	$113,541	$171,043	$241,274
Restricted cash	8	10	10
Total as presented in the consolidated statements of cash flows	$113,549	$171,053	$241,284

Trade Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivables are recorded at invoiced amounts less allowance for any credit losses. In arrangements where revenue recognition occurs in advance of invoicing, an unbilled receivable is recorded, less allowance for any credit losses, within accounts receivable, when collection of these unbilled amounts are conditional only on the passage of time. According to ASU 2016-13, the Company recognizes credit losses based on a forward-looking current expected credit losses (CECL). The Company makes estimates of expected credit losses based upon its assessment of various factors, including historical collection experience, the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The changes in allowance for credit losses are recognized in the consolidated statement of operations. The uncollectible accounts receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. There were no material credit losses and write-offs of accounts receivable for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. There was no material allowance recorded as of January 31, 2023 and 2022, respectively.

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

Intangible Assets

The Company’s intangible assets primarily consist of acquired intangible assets, including developed technology, customer relationships and trade name, as well as software licenses. The acquired intangible assets are amortized over their estimated useful lives.

The Company's in-process research and development, or IPR&D, is initially capitalized at fair value with an indefinite life and amortization commences upon completion of the underlying projects. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life.

The Company accounts for a noncancelable on-premise internal-use software license as the acquisition of an intangible asset and the incurrence of a liability to the extent that all or a portion of the software licensing fees are not paid on or before the license acquisition date. The intangible asset and related liability are recorded at net present value and interest expense is recorded over the payment term. The software license is amortized over its license term.

The Company expenses the cost of purchased software that is to be sold, leased or otherwise marketed as part of a product until the technological feasibility of the product has been established. Once the technological feasibility of the product, to be externally marketed, has been established or where the software has an alternative future use, the Company capitalizes the cost of purchased software until the associated product is available for general release to customers, at which point the capitalized cost is amortized on a product-by-product basis over the remaining estimated economic life of the product.

Leases

In accordance with the Accounting Standards Codification (ASC) Topic 842, Leases, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the practical expedient that does not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU asset and liability calculation if it is reasonably certain that the Company will exercise the option. The Company's finance leases were immaterial as of January 31, 2023 and 2022, respectively.

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

Impairment of Long-Lived Assets Excluding Goodwill

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment at least annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Determination of recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. There has been no occurrence of events or indications to date that would trigger an impairment. As such, no impairment charge has been recognized as of January 31, 2023.

Equity Investment

The Company accounts for its investments in privately held companies as equity investments and reports the investments in other non-current assets in the consolidated balance sheets. The Company chooses to measure these equity investments that do not have readily determinable fair value at cost minus any recorded impairments, adjusted for subsequent observable price changes in transactions for an identical or similar investment of the same issuers. Upon determining that an impairment or observable price change exists, the Company records any adjustment to the fair value of the investment through other income, net in the consolidated statements of operations. To date, there have been no significant changes on the fair value of the investments and the Company did not recognize any impairment losses related to these investments in the fiscal years ended January 31, 2023, 2022 and 2021, respectively.

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

The Company also enters into various project service agreements with certain customers. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating its SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. For fixed-price project service contracts, the Company recognizes revenue either over time as services are provided using an input method based on contract costs incurred to date compared to total estimated contract cost, or at a point in time upon completion and acceptance by the customer, depending on the terms of the arrangement. For project service contracts that are billed at a fixed rate for each hour of service provided, the Company recognizes revenue in the amount for which the Company has the right to invoice as the Company believes the amount invoiced directly corresponds with the value to the customer of its performance completed to date.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to the satisfied but unbilled performance obligations associated with project service agreements at the reporting date. As of January 31, 2023 and 2022, the contract assets for these unbilled receivables were not material, respectively. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the nonrecurring engineering charges that are either invoiced or paid but performance obligations are not satisfied associated with project service agreements. The deferred revenue is expected to be recognized over the period when performance obligations are satisfied. Additionally, the value of unsatisfied, or partially unsatisfied, performance obligations for contracts that are greater than a year was not material as of January 31, 2023 and 2022, respectively. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations for contracts with original expected contract duration of one year or less, and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Cost of Revenue

Cost of revenue includes the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly, testing and manufacturing support operations, such as logistics, planning and quality assurance, as well as personnel costs (including stock-based compensation) related to project service agreements. Cost of revenue also includes indirect costs, such as inventory valuation reserves, adverse purchase commitments, allocation of facility costs, amortization of developed technology, warranty and other general overhead costs.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, product development costs, outside services, costs of development for software and hardware tools, costs and amortization of licensing intellectual property from third parties for product development, costs of fabrication of masks for prototype products, equipment expenses, depreciation of equipment and tools and allocation of facility costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs, travel and trade show costs, legal expenses, amortization of trade name and customer relationships, professional services and occupancy costs. Advertising expenses were not material for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.

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

Comprehensive Loss

Comprehensive loss includes unrealized gains or losses from available-for-sale securities that are excluded from net loss.

Recent Accounting Pronouncements

Although there are several new accounting pronouncements issued by the FASB in fiscal year 2023, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.

2. Business Combination

The Company did not enter into any business combination agreements during the fiscal years ended January 31, 2023 and 2021. The Company acquired the following business during the fiscal year ended January 31, 2022 which was accounted for as a business combination:

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

The aggregate purchase consideration has been allocated as follows:

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

Approximately $0.5 million of revenue and $6.1 million of net loss attributable to Oculii since the acquisition date of November 5, 2021 was included in the consolidated statements of operations for the fiscal year ended January 31, 2022.

3. Financial Instruments and Fair Value

In the second quarter of fiscal year 2023, the Company resumed its investments in money market funds and debt securities after a full liquidation of its investments in fiscal year 2022 to finance the acquisition of Oculii. The debt security investment portfolio consists of commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. All of the investments are denominated in United States dollars and reported at fair value as available-for-sale securities in the consolidated balance sheets as follows:

	As of January 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$7,872	$—	$—	$7,872
Commercial paper	18,333	—	—	18,333
Corporate bonds	23,472	50	(224)	23,298
Asset-backed securities	18,753	44	(149)	18,648
U.S. government securities	33,256	22	(235)	33,043
Total cash equivalents and marketable debt securities	$101,686	$116	$(608)	$101,194

	As of January 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$20	$—	$—	$20
Total cash equivalents and marketable debt securities	$20	$—	$—	$20

As of January 31, 2023, there were no money market funds or debt securities with unrealized losses for more than twelve months.

	As of
	January 31, 2023	January 31, 2022
	(in thousands)
Included in cash equivalents	$7,872	$20
Included in marketable debt securities	93,322	—
Total cash equivalents and marketable debt securities	$101,194	$20

The contractual maturities of the investments at January 31, 2023 and 2022 were as follows:

	As of
	January 31, 2023	January 31, 2022
	(in thousands)
Due within one year	$48,016	$20
Due in 1-5 years	52,414	—
Due in 5-7 years	764	—
Total cash equivalents and marketable debt securities	$101,194	$20

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the consolidated balance sheets. The credit-related losses were not material for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.

Interest income, including amortization of premiums and accretion of discounts related to the investments, as well as realized gains and losses from sales of the investments are recorded in other income, net, in the consolidated statements of operations. For the fiscal years ended January 31, 2023, 2022, and 2021, interest income and realized gains and losses, net, were approximately $1.7 million, $1.7 million and $3.6 million, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of January 31, 2023 and 2022, respectively:

	As of January 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$7,872	$7,872	$—	$—
Commercial paper	18,333	—	18,333	—
Corporate bonds	23,298	—	23,298	—
Asset-backed securities	18,648	—	18,648	—
U.S. government securities	33,043	—	33,043	—
Total cash equivalents and marketable debt securities	$101,194	$7,872	$93,322	$—

	As of January 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$20	$20	$—	$—
Total cash equivalents and marketable debt securities	$20	$20	$—	$—

4. Inventories

Inventories at January 31, 2023 and 2022 consisted of the following:

	As of January 31,
	2023	2022
	(in thousands)
Work-in-progress	$26,023	$25,844
Finished goods	14,463	19,375
Total	$40,486	$45,219

5. Property and Equipment, net

Depreciation expense was approximately $3.9 million, $2.8 million and $2.6 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. Property and equipment at January 31, 2023 and 2022 consisted of the following:

	As of January 31,
	2023	2022
	(in thousands)
Computer hardware and software	$20,733	$16,488
Tools and equipment	8,325	7,532
Furniture and fixtures	1,311	1,243
Leasehold improvements	3,295	2,942
Construction in progress	513	1,060
	34,177	29,265
Less: accumulated depreciation and amortization	(22,363)	(19,131)
Total property and equipment, net	$11,814	$10,134

6. Intangible Assets, net

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations. In fiscal year 2022, the Company determined that the underlying project incorporating IPR&D from the prior acquisition of VisLab S.r.l., or VisLab, was completed. As a result, the $4.1 million of IPR&D was reclassified as definite-lived developed technology and started amortization over its estimated economic life of 7 years.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of January 31, 2023, $7.1 million was recorded in accrued and other current liabilities and $9.6 million was recorded in other long-term liabilities in the consolidated balance sheets.

The components of intangible assets as of January 31, 2023 and 2022 were as follows:

	As of January 31, 2023			As of January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$34,128	$(6,319)	$27,809	$22,093	$(11,331)	$10,762
Developed technology	21,200	(3,932)	17,268	21,200	(904)	20,296
Customer relationships	13,200	(1,833)	11,367	13,200	(367)	12,833
Trade name	2,500	(447)	2,053	2,500	(89)	2,411
Total intangible assets, net	$71,028	$(12,531)	$58,497	$58,993	$(12,691)	$46,302

During the twelve months ended January 31, 2023, there were approximately $24.5 million of software licenses purchased and approximately $12.5 million of software licenses retired. The amortization expense associated with software licenses was approximately $7.5 million, $6.4 million and $6.5 million for the fiscal years ended January 31, 2023, 2022 and 2021 respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationship and trade name, was approximately $4.9 million and $1.4 million for the fiscal years ended January 31, 2023 and 2022, respectively. There was no amortization expense associated with acquisition-related intangible assets for the fiscal year ended January 31, 2021. The expected future amortization expense related to these intangible assets as of January 31, 2023 is as follows:

As of
January 31, 2023
Fiscal Year	(in thousands)
2024	$13,754
2025	11,996
2026	9,944
2027	5,711
2028	5,711
Thereafter	11,381
Total future amortization expenses:	$58,497

Intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The Company is also required to test the impairment prior to changing the IPR&D from an indefinite-lived asset to a finite-lived asset. There were no intangible asset impairments for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.

7. Goodwill

The Company has one reporting segment and accordingly, there is no goodwill assignment based on reporting units (refer to Note 16). As of January 31, 2023 and 2022, the total carrying amount of goodwill was $303.6 million, respectively. The Company does not amortize goodwill. In the fourth quarter of fiscal year 2023, 2022 and 2021, the Company performed annual goodwill tests and there were no goodwill impairments for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.

8. Accrued and Other Current Liabilities

Accrued and other current liabilities at January 31, 2023 and 2022 consisted of the following:

	As of January 31,
	2023	2022
	(in thousands)
Accrued employee compensation	$22,152	$30,044
Accrued product development costs	19,433	10,523
Software license liabilities, current	7,059	6,001
Other accrued liabilities	8,011	5,496
Total accrued and other current liabilities	$56,655	$52,064

The timing of SoC development progress and payments to outside foundries resulted in fluctuation in the accrued product development costs. Approximately $10.9 million of annual bonus was paid in fiscal year 2023, of which $3.2 million was paid in cash and $7.7 million was settled with restricted stock units.

9. Leases

The Company enters into various operating leases for its worldwide facilities.

During the twelve months ended January 31, 2023, the Company extended leases for its Shenzhen office and one of its facilities in Santa Clara, California for an additional two years beginning October 1, 2022 to September 30, 2024. For the lease extensions, the Company recorded an increase to the operating lease ROU assets and corresponding operating lease liabilities of approximately $0.8 million in the consolidated balance sheets.

During the twelve months ended January 31, 2022, the Company extended its existing Shanghai office lease for an additional three years beginning December 1, 2021 to November 30, 2024 and extended its existing Hong Kong office lease for an additional five years beginning December 1, 2021 to November 30, 2026. The Company also leased an additional space for its Shanghai office for a period of 40 months starting from August 1, 2021 through November 30, 2024. The Company recorded an aggregate increase of approximately $4.4 million to the operating lease ROU assets and corresponding operating lease liabilities in the consolidated balance sheets as a result of these lease extensions and additional leased space.

For the fiscal years ended January 31, 2023, 2022 and 2021, the operating lease expense was approximately $3.7 million, $3.5 million and $3.0 million, respectively. The Company's short-term leases and finance leases were immaterial as of January 31, 2023 and 2022, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Year Ended
	January 31, 2023	January 31, 2022
	(in thousands)
Cash paid for operating leases included in operating cash flows	$4,011	$3,608
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$319	$365
Leased assets changes arising from lease modifications	$575	$2,798

As of January 31, 2023, the weighted average remaining lease term is 2.61 years, and the weighted average discount rate is 3.58%. Future minimum lease payments for the lease liabilities are as follows:

As of
January 31, 2023
Fiscal Year	(in thousands)
2024	$3,766
2025	3,420
2026	1,370
2027	299
2028	125
Thereafter	—
Total future annual minimum lease payments	8,980
Less: interest	(344)
Total lease liabilities	$8,636

10. Other Long-Term Liabilities

Other long-term liabilities at January 31, 2023 and 2022 consisted of the following:

	As of January 31,
	2023	2022
	(in thousands)
Unrecognized tax benefits, including interest	$3,770	$9,313
Deferred tax liabilities, non-current	1,120	1,769
Software license liabilities, non-current	9,614	1,674
Other long-term liabilities	1,044	7
Total other long-term liabilities	$15,548	$12,763

11. Capital Stock

Preference shares

Since the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of January 31, 2023 and 2022, respectively.

Ordinary shares

As of January 31, 2023 and 2022, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of January 31,
	2023	2022
Shares reserved for options, restricted stock and restricted stock units under equity plans	5,822,819	7,461,541
Shares reserved for employee stock purchase plan	2,986,403	2,624,704

Shares repurchased

There were no shares repurchased in fiscal years 2023 and 2022. On March 16, 2020, the Company repurchased a total of 25,719 of its ordinary shares for approximately $1.0 million in cash under an authorized repurchase program up to $50.0 million. The Company's Board of Directors has approved extensions of the repurchase program through June 30, 2023. As of January 31, 2023, there was approximately $49.0 million available for repurchases through June 30, 2023. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares are recorded as authorized but unissued shares.

12. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) for all of its eligible U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to the Internal Revenue Service annual contribution limitation. The Company is responsible for administrative costs of the Plan. The Company’s contribution expense for the fiscal years ended January 31, 2023 and 2022 was approximately $0.8 million and $0.6 million, respectively. The Company did not make any matching contributions prior to fiscal year 2022.

Stock OptioPlans

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

In the first quarter of fiscal year 2022, the Company added 1,599,634 shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the 2012 EIP. Upon the approval of the 2021 EIP, the 2012 EIP was terminated. No additional awards will be granted under the 2012 EIP and any shares that were reserved but not issued under the 2012 EIP became available for future grant or sale under the 2021 EIP. However, all outstanding stock options and other awards previously granted under the 2012 EIP will remain subject to the terms of the 2012 EIP.

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

In the first quarter of fiscal year 2023 and 2022, the Company added 466,285 and 444,343 shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Stock-based compensation:
Cost of revenue	$3,597	$1,489	$1,328
Research and development	71,236	54,787	42,903
Selling, general and administrative	36,325	31,525	25,903
Total stock-based compensation	$111,158	$87,801	$70,134

As of January 31, 2023 and 2022, approximately $4.6 million and $7.8 million of stock-based compensation expense, respectively, was accrued in accrued and other current liabilities in the consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at January 31, 2023 was $15.9 million and is expected to be recognized over a weighted-average period of 1.85 years. Total unrecognized compensation cost related to unvested restricted stock units was $189.7 million and is expected to be recognized over a weighted-average period of 2.41 years. In April 2022, the Company’s Compensation Committee of the Board of Directors approved the acceleration of vesting of 35,703 shares of unvested equity awards associated with the departure of Mr. Casey Eichler, who was the Company’s Chief Financial Officer until March 2022. As a result, there was approximately $1.7 million of additional stock-based compensation expense, net recognized in fiscal year 2023.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
Stock Options:
Volatility	—	51%	52%
Risk-free interest rate	—	1.04%	0.52%
Expected term (years)	—	5.06	5.78
Dividend yield	—	0%	0%
Employee stock purchase plan awards:
Volatility	81%	57%	59%
Risk-free interest rate	2.32%	0.06%	0.21%
Expected term (years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
						Weighted-
					Total Intrinsic	Average
			Weighted-	Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	Average	options	Contractual	Intrinsic
		Average	Grant-date	Acquisition-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2020	1,124,646	$32.93
Granted	51,200	59.54	$28.37
Exercised	(421,736)	24.52			$19,401
Forfeited	(11,618)	46.69
Expired	(23,349)	70.11
Outstanding at January 31, 2021	719,143	38.33
Granted	14,700	110.19	$50.28
Assumed	163,581	23.10		$173.04
Exercised	(269,287)	28.23			$25,622
Forfeited	(7,669)	68.95
Expired	(1,146)	9.86
Outstanding at January 31, 2022	619,322	40.08
Exercised	(121,624)	30.34			$6,712
Forfeited	(10,618)	55.97
Expired	(2,289)	39.19
Outstanding at January 31, 2023	484,791	42.18				4.38	$23,346
Exercisable at January 31, 2023	370,158	$44.47				3.59	$16,927

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s stock was $89.84 on January 31, 2023, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s stock on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2020	2,617,266	$50.30
Granted	1,499,203	53.45
Vested	(1,162,883)	50.53
Forfeited	(81,785)	54.48
Unvested at January 31, 2021	2,871,801	51.73
Granted	1,213,257	128.80
Vested	(1,367,309)	53.85
Forfeited	(66,614)	71.59
Unvested at January 31, 2022	2,651,135	85.41
Granted	1,549,174	74.45
Vested	(1,513,972)	71.32
Forfeited	(112,978)	99.46
Unvested at January 31, 2023	2,573,359	$86.81

Total fair value as of the respective vesting dates of restricted stock units vested for the fiscal years ended January 31, 2023, 2022 and 2021 was approximately $122.0 million, $192.5 million, and $69.0 million, respectively. As of January 31, 2023, the aggregate intrinsic value of unvested restricted stock units was $231.2 million.

13. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(65,386)	$(26,411)	$(59,786)
Denominator:
Weighted-average ordinary shares - basic	38,363,638	36,577,120	34,679,717
Weighted-average ordinary shares - diluted	38,363,638	36,577,120	34,679,717
Net loss per ordinary share:
Basic	$(1.70)	$(0.72)	$(1.72)
Diluted	$(1.70)	$(0.72)	$(1.72)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2023	2022	2021
Options to purchase ordinary shares	336,828	327,747	660,025
Restricted stock units	1,550,679	1,388,091	1,440,176
Employee stock purchase plan	10,883	8,904	27,789
	1,898,390	1,724,742	2,127,990

14. Income Taxes

Loss before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
U.S. operations	$(18,968)	$(5,842)	$8
Non-U.S. operations	(51,970)	(22,799)	(57,311)
Loss before income taxes	$(70,938)	$(28,641)	$(57,303)

Income tax provision (benefit) consisted of the following for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Current:
U.S. federal tax	$(3,525)	$907	$1,705
U.S. state taxes	175	—	256
Non-U.S. foreign taxes	2,395	1,778	1,019
	(955)	2,685	2,980
Deferred:
U.S. federal tax	(4,231)	(4,819)	(432)
U.S. state taxes	—	(14)	—
Non-U.S. foreign taxes	(366)	(82)	(65)
	(4,597)	(4,915)	(497)
Provision (benefit) for income taxes	$(5,552)	$(2,230)	$2,483

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

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Provision at U.S. notional statutory rate	$(14,897)	$(6,015)	$(12,034)
U.S. state taxes	114	(11)	212
Non-U.S. foreign tax differential	12,943	6,483	12,989
Stock-based compensation	10,004	1,900	4,943
U.S. R&D credit	(5,045)	(5,886)	(3,928)
Valuation allowance	2,124	765	—
FIN48 interest	(739)	311	—
Uncertain tax position release	(10,188)	—	—
Other	132	223	301
Provision (benefit) for income taxes	$(5,552)	$(2,230)	$2,483

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2023 and 2022 were as follows:

	As of January 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Federal and state credits	$40,134	$33,485
Net operating losses	6,659	7,466
Expenses not currently deductible	3,164	1,294
Operating lease liabilities	1,582	2,096
Stock-based compensation	3,678	3,632
Foreign deferred	262	191
Gross deferred tax assets	55,479	48,164
Valuation allowance	(28,596)	(24,083)
Total deferred tax assets	$26,883	$24,081
Deferred tax liabilities
Intangible assets	(6,782)	(8,150)
Property and equipment	(617)	(386)
Operating lease assets	(1,452)	(1,971)
Net deferred tax assets	$18,032	$13,574

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additional	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2023	$24,083	4,513	—	—	$28,596
Year ended January 31, 2022	$17,962	4,874	1,247	—	$24,083
Year ended January 31, 2021	$14,670	3,292	—	—	$17,962

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, Italy and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2023 would be $15.6 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $107.9 million at January 31, 2023.

As of January 31, 2023 and 2022, the Company had deferred tax assets (net of deferred tax liabilities) before valuation allowance, of $46.6 million and $37.7 million, respectively. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard.

The Company has Federal and California net operating losses of $31.4 million and $1.0 million, respectively, as of January 31, 2023. The Federal net operating loss carryforwards begin to expire in fiscal year 2037. The California net operating loss carryforwards begin to expire in fiscal year 2040, if not utilized. For financial statement purposes these carry forwards are offset by uncertain tax positions.

The Company also has Federal and California state research and development credit carryforwards of approximately $27.5 million and $37.5 million, respectively, at January 31, 2023. The Federal credits begin to expire in fiscal year 2037. The California credits can be carried forward indefinitely.

The Company reports its U.S. state deferred tax assets and related valuation allowance, net of the U.S federal tax rate of 21%. As of January 31, 2023, the Company has recorded a valuation allowance of $24.5 million against all of its U.S. state deferred tax assets due to uncertainty regarding the future utilization of these deferred tax assets. In addition, the Company has recorded a valuation allowance of $4.1 million against the federal deferred tax assets of Oculii Corp.

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

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2023, the Company had approximately $21.7 million in unrecognized tax benefits, $14.8 million of which would affect the Company’s effective tax rate if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation recorded for state deferred tax assets. Certain fiscal year 2021 amounts have been revised to reflect unrecognized tax benefits on a gross basis. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Beginning balance:	$30,884	$29,527	$42,695
Additions based on tax positions related to the current year	1,033	1,412	3,360
Additions for tax positions of prior years	195	55	16
Reductions for tax positions in prior years	(45)	—	(10,212)
Settlements for prior periods	—	—	(6,087)
Lapse of applicable statute of limitations	(10,411)	(110)	(245)
Ending balance:	$21,656	$30,884	$29,527

The Company classified $3.2 million and $8.0 million of income tax liabilities as other long-term liabilities as of January 31, 2023 and 2022, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded a benefit of $0.7 million, expense of $0.3 million and expense of $0.3 million for interest and penalties related to uncertain tax positions for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. The benefit in fiscal year 2023 was due to the release of a prior year reserve upon lapse of statute of limitations. The Company recorded noncurrent liabilities of $0.6 million and $1.3 million related to interest and penalties for uncertain tax positions at January 31, 2023 and 2022, respectively.

The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state and foreign jurisdictions. The Internal Revenue Service has closed the examination of the Company’s U.S. federal income tax return for the fiscal year ended January 31, 2017. At January 31, 2023, the Company’s fiscal year 2020 through 2023 tax years are generally open and subject to potential examination by U.S. federal tax authorities. The Company’s fiscal year 2019 through 2023 tax years are generally open and subject to potential examination by state tax authorities. The Company’s fiscal years 2016 to 2023 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. During the fiscal year ended January 31, 2023, the gross amount of unrecognized tax benefits decreased by $9.2 million to $21.7 million. The decrease was primarily due to the release of prior year reserves upon the lapse of the statute of limitations. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

As of January 31, 2023, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $3.8 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

15. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of January 31, 2023 and 2022, total manufacturing purchase commitments were approximately $43.6 million and $71.5 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. As of January 31, 2023, an approximately $2.9 million loss was recognized in the consolidated balance sheets from adverse purchase commitments. There were no material loss liabilities recorded in the consolidated balance sheets from adverse purchase commitments as of January 31, 2022.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of January 31, 2023, and no liabilities have been recorded for these obligations in the consolidated balance sheets as of January 31, 2023 and 2022, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of January 31, 2023 and 2022, there were not any accruals for contingent liabilities related to such matters recorded in the consolidated balance sheets.

16. Segment Reporting

The Company operates in one operating and reporting segment related to the development and sales of low-power, HD, Ultra HD video compression, image processing and computer vision solutions. The Chief Executive Officer of the Company has been identified as the Chief Operating Decision Maker (the CODM) and manages the Company’s operations as a whole. For the purpose of evaluating financial performance and allocating resources, the CODM reviews financial information presented on a consolidated basis accompanied by information by customer and geographic region.

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Taiwan	$203,828	$209,044	$139,327
Asia Pacific	73,371	81,480	57,270
Europe	25,065	17,823	9,415
North America other than United States	23,164	18,191	10,304
United States	12,178	5,318	6,674
Total revenue	$337,606	$331,856	$222,990

Substantially all of the Company’s property and equipment were located in the Asia Pacific region, United States and Europe. As of January 31, 2023, the net amount of these fixed assets located in these regions was approximately $6.3 million, $4.0 million and $1.5 million, respectively. As of January 31, 2022, the net amount of these fixed assets located in these regions was approximate $5.6 million, $3.1 million and $1.5 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable for the fiscal years ended January 31, 2023, 2022 ad 2021 were Wintech and Chicony. For the fiscal years ended January 31, 2023, 2022 and 2021, Wintech accounted for approximately 57%, 62% and 63% of total revenue, respectively. For the fiscal years ended January 31, 2023, 2022 and 2021, Chicony accounted for approximately 12%, 13% and 16% of total revenue, respectively. Accounts receivable with Wintech and Chicony were approximately $21.0 million and $9.4 million as of January 31, 2023, respectively. Accounts receivable with Wintech and Chicony were approximately $23.3 million and $7.4 million as of January 31, 2022, respectively.

17. Subsequent Event

On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. At the time of closing, the Company had cash deposits with SVB of approximately $17.0 million. On March 13, 2023, the Company withdrew all of its cash on deposit with SVB. The Company also has cash equivalents and marketable debt security investments residing in custodial accounts held by U.S. Bank for which SVB Asset Management was the investment advisor until March 15, 2023. The Company’s investment portfolio currently does not contain any securities of SVB. The Company holds sufficient liquid assets with other banks to manage its operational needs. Accordingly, the Company does not believe the closure of SVB and appointment of FDIC as receiver have an impact on its business or financial position, but will continue to monitor the situation as it evolves.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBITS INDEX

Exhibit Number	Description

2.1(2)	Agreement and Plan of Merger, dated October 26, 2021, by and among Ambarella, Inc., Ohio Merger Sub, Inc., Oculii Corp. and Shareholder Representative Services LLC

3.2(3)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of Ambarella, Inc.

4.1(14)	Description of Share Capital of Ambarella, Inc.

10.2.1(5)*	Amended and Restated 2012 Equity Incentive Plan

10.2.2(3)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(3)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.4(3)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.2.5(5)*	Form of Performance-Based Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.1(1)*	Amended and Restated 2012 Employee Stock Purchase Plan

10.1(6)*	Ambarella, Inc. 2021 Equity Incentive Plan

4.1.2(7)*	Form of Stock Option Agreement under 2021 Equity Incentive Plan

4.1.3(7)*	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan

4.1.1(8)*	Oculii Corp. 2017 Stock Option Plan

4.1.2(8)*	Form of Stock Option Agreement under Oculii Corp. 2017 Stock Option Plan

10.4(3)*	Form of Indemnification Agreement

10.6.1(4)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.3(11)*

Form of Amended and Restated Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.8.1(9)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(9)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(10)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.2(1)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.1(12)	Amendment to the Sales Representative Agreement dated June 1, 2019 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.2(15)	Amendment No. 6 to Sales Representative Agreement dated May 1, 2021 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.1(13)	Standard Lease between Ambarella Corporation and The Realty Associates Fund XI Portfolio, L.P., dated as of August 8, 2019

10.1(16)*	Employment letter entered into by Ambarella Corp. with Brian White, dated March 18, 2022.

10.2(16)*	Change of Control and Severance Agreement entered into by Ambarella Corp. with Brian White, dated March 28, 2022.

10.11(17)*	Description of Executive Bonus Plan for Fiscal Year 2024.

21.1(14)	List of subsidiaries of Ambarella, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, has been formatted in Inline XBRL and included in Exhibit 101

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
(15)
Incorporated by reference to the Form 10-Q filed on September 8, 2021.
(16)
Incorporated by reference to the Form 10-Q filed on June 8, 2022.
(17)
Incorporated by reference to the Form 8-K filed on March 2, 2023.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

AMBARELLA, INC.

By:	/s/ Brian C. White
Brian C. White, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Brian C. White as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2023.

Signature	Title

/s/ Feng-Ming Wang	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
Feng-Ming Wang

/s/ Brian C. White	Chief Financial Officer (Principal Financial and Accounting Officer)
Brian C. White

/s/ Leslie D. Kohn	Chief Technical Officer and Director
Leslie D. Kohn

/s/ Chenming C. Hu	Director
Chenming C. Hu

/s/ Christopher B. Paisley	Director
Christopher B. Paisley

/s/ D. Jeffrey Richardson	Director
D. Jeffrey Richardson

/s/ Hsiao-Wuen Hon	Director
Hsiao-Wuen Hon

/s/ Andrew W. Verhalen	Director
Andrew W. Verhalen

/s/ Elizabeth M. Schwarting	Director
Elizabeth M. Schwarting

/s/ Anne De Greef-Safft	Director
Anne De Greef-Safft