Form 10-Q
period 2023-04-30
AMBARELLA INC
filed 2023-06-06
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35667

AMBARELLA, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0459628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Jay Street Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

(408) 734-8888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $0.00045 Par Value Per Share	AMBA	The Nasdaq Global Select Market

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

The number of ordinary shares of the Registrant outstanding as of May 31, 2023 was 39,602,437 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	April 30,	January 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$127,741	$113,541
Marketable debt securities	99,647	93,322
Accounts receivable, net	29,825	51,987
Inventories	41,223	40,486
Restricted cash	8	8
Prepaid expenses and other current assets	6,077	5,288
Total current assets	304,521	304,632
Property and equipment, net	11,279	11,814
Deferred tax assets, non-current	18,430	19,276
Intangible assets, net	55,535	58,497
Operating lease right-of-use assets, net	7,485	8,339
Goodwill	303,625	303,625
Other non-current assets	3,906	4,012
Total assets	$704,781	$710,195
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	25,625	17,845
Accrued and other current liabilities	46,011	56,655
Operating lease liabilities, current	3,567	3,539
Income taxes payable	3,619	4,112
Deferred revenue, current	1,327	1,311
Total current liabilities	80,149	83,462
Operating lease liabilities, non-current	4,163	5,097
Other long-term liabilities	14,278	15,548
Total liabilities	98,590	104,107
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2023 and January 31, 2023, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 39,591,203 and 39,043,000 shares issued and outstanding at April 30, 2023 and January 31, 2023, respectively	18	18
Additional paid-in capital	607,971	572,076
Accumulated other comprehensive loss	(382)	(492)
Retained earnings (accumulated deficit)	(1,416)	34,486
Total shareholders’ equity	606,191	606,088
Total liabilities and shareholders' equity	$704,781	$710,195

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue	$62,142	$90,305
Cost of revenue	24,623	33,758
Gross profit	37,519	56,547
Operating expenses:
Research and development	54,441	46,690
Selling, general and administrative	18,620	20,355
Total operating expenses	73,061	67,045
Loss from operations	(35,542)	(10,498)
Other income, net	1,286	86
Loss before income taxes	(34,256)	(10,412)
Provision for income taxes	1,646	410
Net loss	$(35,902)	$(10,822)
Net income loss per share attributable to ordinary shareholders:
Basic	$(0.91)	$(0.29)
Diluted	$(0.91)	$(0.29)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	39,340,791	37,715,338
Diluted	39,340,791	37,715,338

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended April 30,
	2023	2022
Net loss	$(35,902)	$(10,822)
Other comprehensive income, net of tax:
Net unrealized gains on investments	110	—
Other comprehensive income, net of tax	110	—
Comprehensive loss	$(35,792)	$(10,822)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained Earnings
	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Total
Balance--January 31, 2023	39,043,000	$18	$572,076	$(492)	$34,486	$606,088
Issuance of shares through employee equity plans	467,996	—	5,198	—	—	5,198
Issuance of shares through employee stock purchase plan	80,207	—	4,448	—	—	4,448
Stock-based compensation expense	—	—	26,249	—	—	26,249
Other comprehensive gain - net of tax	—	—	—	110	—	110
Net loss	—	—	—	—	(35,902)	(35,902)
Balance--April 30, 2023	39,591,203	$18	$607,971	$(382)	$(1,416)	$606,191

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained Earnings
	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Total
Balance--January 31, 2022	37,302,818	$17	$447,287	$—	$99,872	$547,176
Issuance of shares through employee equity plans	736,516	—	8,589	—	—	8,589
Issuance of shares through employee stock purchase plan	43,545	—	3,250	—	—	3,250
Stock-based compensation expense	—	—	26,155	—	—	26,155
Net loss	—	—	—	—	(10,822)	(10,822)
Balance--April 30, 2022	38,082,879	$17	$485,281	$—	$89,050	$574,348

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,902)	$(10,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,824	4,608
Amortization (accretion) of premium (discount) on marketable debt securities, net	(369)	—
Stock-based compensation	27,265	27,041
Deferred income taxes	846	1,370
Other non-cash items, net	64	32
Changes in operating assets and liabilities:
Accounts receivable	22,162	16,299
Inventories	(737)	3,696
Prepaid expenses and other current assets	(810)	(2,731)
Other non-current assets	106	435
Accounts payable	7,780	(2,865)
Accrued and other current liabilities	(2,613)	(2,515)
Income taxes payable	(493)	236
Deferred revenue	(152)	(450)
Operating lease liabilities	(968)	(1,069)
Other long-term liabilities	22	295
Net cash provided by operating activities	22,025	33,560
Cash flows from investing activities:
Purchase of investments	(19,790)	—
Sales of investments	1,468	—
Maturities of investments	12,410	—
Purchase of tangible and intangible assets	(2,298)	(4,701)
Escrow claim associated with business acquisition	—	749
Net cash used in investing activities	(8,210)	(3,952)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,592	1,876
Long-term financing payment for intangible assets	(2,207)	(1,888)
Net cash provided by (used in) financing activities	385	(12)
Net increase in cash, cash equivalents and restricted cash	14,200	29,596
Cash, cash equivalents and restricted cash at beginning of period	113,549	171,053
Cash, cash equivalents and restricted cash at end of period	$127,749	$200,649
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,251	$232
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$825	$1,549

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2023 fiscal year filed with the SEC on March 31, 2023 (the Form 10-K) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (U.S. GAAP). In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

Basis of Consolidation

The Company’s fiscal year ends on January 31. The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. GAAP. All intercompany transactions and balances have been eliminated upon consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies described in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

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

A substantial portion of the Company’s revenue is derived from sales through its two major distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as its non-exclusive sales representative in Asia other than Japan, and Hakuto Co., Ltd., or Hakuto, a Japan distributor, and directly to one ODM customer, Chicony Electronics Co., Ltd., or Chicony, and directly to one OEM customer, Motorola Solutions Inc., or Motorola. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 14 for additional information regarding revenue and credit concentration with these customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. In order to limit the exposure of each investment, the cash equivalents and marketable debt securities consist primarily of money market funds, commercial paper, corporate bonds, asset-backed securities and U.S. government securities which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

The Company performs ongoing credit evaluation of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness. The Company regularly monitors collections and payments from its customers.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of April 30, 2023 and January 31, 2023, restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	April 30, 2023	January 31, 2023	April 30, 2022	January 31, 2022
	(in thousands)
Cash and cash equivalents	$127,741	$113,541	$200,639	$171,043
Restricted cash	8	8	10	10
Total as presented in the condensed consolidated statements of cash flows	$127,749	$113,549	$200,649	$171,053

Recent Accounting Pronouncements

None.

2. Financial Instruments and Fair Value

The Company invests a portion of its cash in money market funds and debt securities that are denominated in United States dollars. The debt security investment portfolio consists of commercial paper, corporate bonds, asset-backed securities and U.S. government securities. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets as follows:

	As of April 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$1,661	$—	$—	$1,661
Commercial paper	11,442	—	—	11,442
Corporate bonds	36,630	101	(211)	36,520
Asset-backed securities	18,678	31	(149)	18,560
U.S. government securities	34,274	30	(184)	34,120
Total cash equivalents and marketable debt securities	$102,685	$162	$(544)	$102,303

	As of January 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$7,872	$—	$—	$7,872
Commercial paper	18,333	—	—	18,333
Corporate bonds	23,472	50	(224)	23,298
Asset-backed securities	18,753	44	(149)	18,648
U.S. government securities	33,256	22	(235)	33,043
Total cash equivalents and marketable debt securities	$101,686	$116	$(608)	$101,194

As of April 30, 2023, there were no debt securities with unrealized losses for more than twelve months.

	As of
	April 30, 2023	January 31, 2023
	(in thousands)
Included in cash equivalents	$2,656	$7,872
Included in marketable debt securities	99,647	93,322
Total cash equivalents and marketable debt securities	$102,303	$101,194

The contractual maturities of the investments at April 30, 2023 and January 31, 2023 were as follows:

	As of
	April 30, 2023	January 31, 2023
	(in thousands)
Due within one year	$36,607	$48,016
Due in 1 - 5 years	65,696	52,414
Due in 5 - 7 years	—	764
Total cash equivalents and marketable debt securities	$102,303	$101,194

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets. The credit-related losses were not material for the three months ended April 30, 2023, and 2022, respectively.

Interest income, including amortization of premiums and accretion of discounts related to the investments, as well as realized gains and losses from sales of the investments are recorded in other income, net, in the condensed consolidated statements of operations. For the three months ended April 30, 2023, interest income and realized gains and losses, net, was approximately $1.0 million.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of April 30, 2023 and January 31, 2023, respectively:

	As of April 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$1,661	$1,661	$—	$—
Commercial paper	11,442	—	11,442	—
Corporate bonds	36,520	—	36,520	—
Asset-backed securities	18,560	—	18,560	—
U.S. government securities	34,120	—	34,120	—
Total cash equivalents and marketable debt securities	$102,303	$1,661	$100,642	$—

	As of January 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$7,872	$7,872	$—	$—
Commercial paper	18,333	—	18,333	—
Corporate bonds	23,298	—	23,298	—
Asset-backed securities	18,648	—	18,648	—
U.S. government securities	33,043	—	33,043	—
Total cash equivalents and marketable debt securities	$101,194	$7,872	$93,322	$—

3. Inventories

Inventories at April 30, 2023 and January 31, 2023 consisted of the following:

	As of
	April 30, 2023	January 31, 2023
	(in thousands)
Work-in-progress	$24,773	$26,023
Finished goods	16,450	14,463
Total	$41,223	$40,486

4. Property and Equipment, Net

Depreciation expense was approximately $1.1 million and $0.9 million for the three months ended April 30, 2023 and 2022, respectively. Property and equipment at April 30, 2023 and January 31, 2023 consisted of the following:

	As of
	April 30, 2023	January 31, 2023
	(in thousands)
Computer hardware and software	$21,294	$20,733
Tools and equipment	8,465	8,325
Furniture and fixtures	1,342	1,311
Leasehold improvements	3,317	3,295
Construction in progress	362	513
	34,780	34,177
Less: accumulated depreciation and amortization	(23,501)	(22,363)
Total property and equipment, net	$11,279	$11,814

5. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of April 30, 2023, $6.5 million was recorded in accrued and other current liabilities and $8.4 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of April 30, 2023 and January 31, 2023 were as follows:

	As of April 30, 2023			As of January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$34,895	$(8,835)	$26,060	$34,128	$(6,319)	$27,809
Developed technology	21,200	(4,689)	16,511	21,200	(3,932)	17,268
Customer relationships	13,200	(2,200)	11,000	13,200	(1,833)	11,367
Trade name	2,500	(536)	1,964	2,500	(447)	2,053
Total intangible assets, net	$71,795	$(16,260)	$55,535	$71,028	$(12,531)	$58,497

The amortization expense associated with software licenses was approximately $2.6 million and $1.6 million for the three months ended April 30, 2023 and 2022, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $1.2 million for the three months ended April 30, 2023 and 2022, respectively. The expected future amortization expense related to these intangible assets as of April 30, 2023 is as follows:

As of
April 30, 2023
Fiscal Year	(in thousands)
2024 (9 months remaining)	$10,401
2025	12,212
2026	10,118
2027	5,711
2028	5,711
Thereafter	11,382
Total future amortization expenses:	$55,535

Goodwill and intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that they may be impaired. There were no goodwill and intangible asset impairments for the three months ended April 30, 2023 and 2022, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at April 30, 2023 and January 31, 2023 consisted of the following:

	As of
	April 30, 2023	January 31, 2023
	(in thousands)
Accrued employee compensation	$15,992	$22,152
Accrued product development costs	15,473	19,433
Software license liabilities, current	6,498	7,059
Other accrued liabilities	8,048	8,011
Total accrued and other current liabilities	$46,011	$56,655

The timing of SoC development and payments to outside foundries resulted in the fluctuation of accrued product development costs. Approximately $5.6 million of annual bonus was paid in the first quarter of fiscal year 2024, of which $1.1 million was paid in cash and $4.5 million was settled with restricted stock units.

7. Leases

The Company enters into various operating leases for its worldwide facilities. The operating lease expense was approximately $0.9 million and $0.9 million for the three months ended April 30, 2023 and 2022, respectively. The Company's short-term leases and finance leases were not material as of April 30, 2023 and January 31, 2023, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Cash paid for operating leases included in operating cash flows	$968	$1,069
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$62	$87

As of April 30, 2023, the weighted average remaining lease term is 2.39 years, and the weighted average discount rate is 3.59 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
April 30, 2023
Fiscal Year	(in thousands)
2024 (9 months remaining)	$2,821
2025	3,400
2026	1,368
2027	297
2028	125
Thereafter	—
Total future annual minimum lease payments	8,011
Less: interest	(281)
Total lease liabilities	$7,730

8. Other Long-Term Liabilities

Other long-term liabilities at April 30, 2023 and January 31, 2023 consisted of the following:

	As of
	April 30, 2023	January 31, 2023
	(in thousands)
Unrecognized tax benefits, including interest	$3,793	$3,770
Deferred tax liabilities, non-current	1,118	1,120
Software license liabilities, non-current	8,416	9,614
Other long-term liabilities	951	1,044
Total other long-term liabilities	$14,278	$15,548

9. Capital Stock

Preference shares

Since the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively.

Ordinary shares

As of April 30, 2023 and January 31, 2023, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of
	April 30, 2023	January 31, 2023
Shares reserved for options, restricted stock and restricted stock units under equity plans	5,354,592	5,822,819
Shares reserved for employee stock purchase plan	2,906,196	2,986,403

Stock repurchase program

On May 27, 2022, the Company’s Board of Directors approved an extension of the current share repurchase program for an additional twelve months ending June 30, 2023. There were no ordinary shares repurchased in the three months ended April 30, 2023. As of April 30, 2023, there was approximately $49.0 million available for repurchases under the current repurchase program through June 30, 2023. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Stock-based compensation:
Cost of revenue	$941	$349
Research and development	18,361	17,151
Selling, general and administrative	7,963	9,541
Total stock-based compensation	$27,265	$27,041

As of April 30, 2023, approximately $1.0 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at April 30, 2023 was $13.3 million and is expected to be recognized over a weighted-average period of 1.70 years. Total unrecognized compensation cost related to unvested restricted stock units at April 30, 2023 was $201.5 million and is expected to be recognized over a weighted-average period of 2.46 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2023	2022
Employee stock purchase plan awards:
Volatility	59%	89%
Risk-free interest rate	4.73%	0.86%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2023	484,791	$42.18
Exercised	(28,334)	23.02		$1,758
Forfeited	(648)	41.49
Outstanding at April 30, 2023	455,809	43.37			4.20	$17,106
Exercisable at April 30, 2023	361,063	$45.54			3.50	$12,700

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on April 28, 2023 was $61.98, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2023	2,573,359	$86.81
Granted	419,517	88.91
Vested	(439,662)	75.89
Forfeited	(63,023)	67.28
Unvested at April 30, 2023	2,490,191	$89.59

As of April 30, 2023, the aggregate intrinsic value of unvested restricted stock units was $154.3 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(35,902)	$(10,822)
Denominator:
Weighted-average ordinary shares - basic	39,340,791	37,715,338
Weighted-average ordinary shares - diluted	39,340,791	37,715,338
Net loss per ordinary share:
Basic	$(0.91)	$(0.29)
Diluted	$(0.91)	$(0.29)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2023	2022
Options to purchase ordinary shares	269,154	411,941
Restricted stock units	1,392,312	1,776,820
Employee stock purchase plan	17,081	11,010
	1,678,547	2,199,771

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Loss before income taxes	$(34,256)	$(10,412)
Provision for income taxes	1,646	410
Effective tax rate	(4.8)%	(3.9)%

The Company recorded an income tax provision of $1.6 million and $0.4 million for the three months ended April 30, 2023 and 2022, respectively. The increase in income tax expense for the three months ended April 30, 2023 was primarily due to a decrease in the proportion of profits generated in lower tax jurisdictions and a decrease in tax benefits from excess stock-based compensation deductions.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The Company’s fiscal years 2020 through 2023 are generally open and subject to potential examination by U.S. federal tax authorities. The Company’s fiscal years 2019 through 2023 are generally open and subject to potential examination by state tax authorities. The Company’s fiscal years 2016 to 2023 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2023, the gross amount of unrecognized tax benefits was approximately $21.9 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and the third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of April 30, 2023 and January 31, 2023, total manufacturing purchase commitments were approximately $22.9 million and $43.6 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. As of April 30, 2023 and January 31, 2023, the liabilities for these purchase commitments were approximately $3.4 million and $2.9 million, respectively, and were included in accrued and other current liabilities in the condensed consolidated balance sheets.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of April 30, 2023, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of April 30, 2023 and January 31, 2023, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of April 30, 2023 and January 31, 2023, there were no accruals for contingent liabilities related to such matters recorded in the condensed consolidated balance sheets.

14. Segment Reporting

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Taiwan	$30,634	$53,636
Asia Pacific	15,605	21,555
Europe	3,516	8,393
North America other than United States	10,877	4,886
United States	1,510	1,835
Total revenue	$62,142	$90,305

As of April 30, 2023, substantially all of the Company’s property and equipment were located in the Asia Pacific region, United States and Europe with approximate net amounts of $6.0 million, $3.9 million and $1.4 million, respectively. As of January 31, 2023, the net amount of these fixed assets located in these regions was approximately $6.3 million, $4.0 million and $1.5 million, respectively.

Major Customers

The customers representing 10% or more of revenue and accounts receivable were WT, Chicony and Motorola, which accounted for approximately 49%, 16% and 11% of total revenue for the three months ended April 30, 2023, respectively. For the three months ended April 30, 2022, the customers representing 10% or more of revenue and accounts receivable were WT, Chicony and Hakuto, which accounted for approximately 57%, 11% and 10% of total revenue, respectively. As of April 30, 2023, accounts receivable with WT, Chicony and Motorola were approximately $8.7 million, $9.9 million and $5.1 million, respectively. Accounts receivable with WT and Chicony were approximately $21.0 million and $9.4 million as of January 31, 2023, respectively.

15. Subsequent Events

On May 26, 2023, the Company’s Board of Directors approved an extension of the Company's existing share repurchase program for an additional twelve months through June 30, 2024. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. As of June 7, 2023, there was approximately $49.0 million available for repurchases under the repurchase program through June 30, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2023 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2023 fiscal year filed with the Securities and Exchange Commission, or SEC, on March 31, 2023.

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

Financial Highlights

•
We recorded revenue of $62.1 million for the three months ended April 30, 2023, a decrease of 31.2% as compared to the same period in the prior fiscal year. The decrease in revenue was primarily attributable to lower product unit shipments as a result of customer inventory level reductions, partially offset by continued adoption of our CV-based solutions, which have higher average selling prices, and increased nonrecurring engineering (NRE) project services.
•
We recorded an operating loss of $35.5 million for the three months ended April 30, 2023, as compared to an operating loss of $10.5 million for the three months ended April 30, 2022. The increased operating loss was primarily due to decreased revenue and gross profit, as well as increased operating expenses. The increased operating expenses primarily related to increased chip tape-out costs due to the timing and number of chips in development, increased engineering-related expenses for supporting our CV-based vision and radar solutions in the IoT, automotive, industrial and robotics markets and increased personnel costs associated with headcount growth.
•
We generated cash flows from operating activities of $22.0 million for the three months ended April 30, 2023, as compared to $33.6 million for the three months ended April 30, 2022. The lower cash flows from operating activities were primarily attributable to increased net loss adjusted for certain non-cash items and increased inventory purchases, partially offset by increased liabilities associated with the timing of payments to our suppliers and higher collections of accounts receivable associated with the timing of sales.

Factors Affecting Our Performance

Impact of Global Economic Conditions on Our Business. Uncertainty in customer demand as well as the worldwide economy, in general, have continued as a result of macroeconomic factors such as the COVID-19 pandemic, high inflation and global banking uncertainty. As a result, we may experience increased volatility in our sales and revenues in the near future, primarily owing to uncertainty around demand for semiconductor products in general. Some customers have indicated they are reducing their inventory levels, as some component lead times contract toward normal levels, which has reduced and may continue to reduce demand for our products. The magnitude and duration of such volatility is uncertain and thus its impact on our business cannot be reasonably estimated at this time. Global supply shortages that arose as a result of the COVID-19 pandemic and measures taken to slow the spread of the virus continue to subside, but could occur again in the future. Supply chain issues impact our business as they relate to both our suppliers and our customers. With respect to our suppliers, we have in the past experienced supply constraints for certain chips from Samsung Electronics Corporation and we may in the future experience similar issues. With respect to our customers, to the extent customers face supply chain issues with other components needed to pair with our products in order to produce their end products, such customers may delay future orders of our products or hold inventory of our products for longer periods of time.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2023	2022

Revenue	$62,142	$90,305
Cost of revenue	24,623	33,758
Gross profit	37,519	56,547
Operating expenses:
Research and development	54,441	46,690
Selling, general and administrative	18,620	20,355
Total operating expenses	73,061	67,045
Loss from operations	(35,542)	(10,498)
Other income, net	1,286	86
Loss before income taxes	(34,256)	(10,412)
Provision for income taxes	1,646	410
Net loss	$(35,902)	$(10,822)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2023	2022
Revenue	100%	100%
Cost of revenue	40	37
Gross profit	60	63
Operating expenses:
Research and development	88	52
Selling, general and administrative	30	23
Total operating expenses	118	75
Loss from operations	(58)	(12)
Other income, net	2	—
Loss before income taxes	(56)	(12)
Provision for income taxes	2	—
Net loss	(58)%	(12)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IoT OEMs, IoT ODMs, OEM or Tier-1 automotive suppliers, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in IoT camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these human viewing camera markets to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging AI and computer vision applications in the IoT, automotive, industrial and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through two major distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, and Hakuto Co., Ltd., or Hakuto, a Japan distributor, and directly to one of our ODM customers, Chicony Electronics Co., Ltd., or Chicony, and directly to one of our OEM customers, Motorola Solutions Inc., or Motorola.

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

Cost of Revenue and Gross Margin

Cost of revenue includes the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly, testing and manufacturing support operations, such as logistics, planning and quality assurance, as well as personnel costs (including stock-based compensation) related to project service agreements. Cost of revenue also includes indirect costs, such as inventory valuation reserves, adverse purchase commitment reserves, facility cost allocations, amortization of developed technology, warranty and other general overhead costs.

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

Other Income, Net

Other income, net, consists primarily of interest income and yields from our cash deposits and debt security investments, subsidies granted by foreign governments, as well as gains and losses from foreign currency transactions and remeasurements.

Provision for Income Taxes

We are incorporated and domiciled in the Cayman Islands and also conduct business in several locations such as the United States, China, Taiwan, Hong Kong, Italy, South Korea, Germany, and Japan, and we are subject to taxation in those jurisdictions. Our worldwide operating income is subject to varying tax rates, and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. It is also subject to fluctuation from changes in the valuation of our deferred tax assets and liabilities; tax benefits from excess stock-based compensation deductions; transfer pricing adjustments and the tax effects of nondeductible compensation. We have historically had lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure were to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

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

Comparison of the Three Months Ended April 30, 2023 and 2022

Revenue

	Three Months Ended April 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$62,142	$90,305	$(28,163)	(31.2)%

The decreased revenue for the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, was primarily attributable to lower product unit shipments as a result of customer inventory level reductions, partially offset by continued adoption of our CV-based solutions, which have higher average selling prices, and increased nonrecurring engineering (NRE) project services.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$24,623	$33,758	$(9,135)	(27.1)%
Gross profit	37,519	56,547	(19,028)	(33.6)%
Gross margin	60.4%	62.6%	—	(2.2)%

The decreased cost of revenue for the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, was primarily due to the decrease in revenue, partially offset by additional inventory reserves and adverse purchase commitments recognized caused by lower demand from customers as well as additional labor costs associated with increased NRE project services.

Gross margin decreased for the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, primarily due to additional inventory reserves and adverse purchase commitments recognized associated with lower demand from customers as well as additional labor costs associated with NRE project services, partially offset by a favorable product mix and a customer concentration shift in IoT markets from the China region to the North America and Asia regions other than China.

Research and Development

	Three Months Ended April 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$54,441	$46,690	$7,751	16.6%

Research and development expense increased for the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, primarily due to increased SoC development cost, engineering-related expenses and personnel costs. SoC development cost increased by approximately $3.7 million due to the timing and number of chips in development. Engineering-related expenses, including the cost and depreciation of equipment and tools, outside services and facility related expenses in support of new SoCs and related applications, increased by approximately $2.0 million. The increase in research and development expense was also attributable to approximately $1.9 million of additional personnel costs as a result of higher stock-based compensation expense and headcount growth.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$18,620	$20,355	$(1,735)	(8.5)%

Selling, general and administrative expense decreased for the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, primarily due to approximately $1.7 million of additional stock-based compensation expense associated with a stock acceleration in the first quarter of fiscal year 2023 that did not recur in fiscal year 2024.

Other Income, Net

	Three Months Ended April 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income, net	$1,286	$86	$1,200	1,395.3%

The increase in other income, net, for the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, was primarily due to yields from our debt security investments, which were resumed in the second half of fiscal year 2023 following the liquidation of such investments in fiscal year 2022 to finance the acquisition of Oculii Corp, or Oculii, and increased interest income from cash deposits driven by higher interest rates.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,646	$410	$1,236	301.5%
Effective tax rate	(4.8)%	(3.9)%	—	(0.9)%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The increase in income tax expense for the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, was primarily due to a decrease in proportion of profits generated in lower tax jurisdictions and a decrease in tax benefits from excess stock-based compensation deductions.

Liquidity and Capital Resources

As of April 30, 2023 and January 31, 2023, we had cash, cash equivalents and marketable debt securities of approximately $227.4 million and $206.9 million, respectively. We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of April 30, 2023, these securities had a fair value of approximately $102.3 million with unrealized losses of approximately $0.5 million caused by market fluctuations. For the three months ended April 30, 2023, there was approximately $1.0 million of interest and other income recorded in other income, net in the condensed consolidated statements of operations. The current inflationary environment in the United States and resulting high interest rates have not had material impact on our investment portfolio and financial position.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$22,025	$33,560
Net cash used in investing activities	(8,210)	(3,952)
Net cash provided by (used in) financing activities	385	(12)
Net increase in cash, cash equivalents and restricted cash	$14,200	$29,596

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, primarily attributable to increased net loss adjusted for certain non-cash items and increased inventory purchases, partially offset by increased liabilities associated with the timing of payments to our suppliers and higher collections of accounts receivable associated with the timing of sales.

Net Cash Used in Investing Activities

Net cash used in investing activities increased for the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, primarily due to approximately $5.9 million of net investment in debt securities, which we resumed in the second half of fiscal year 2023 following the liquidation of such investments in fiscal year 2022 to finance the acquisition of Oculii, and an approximately $0.7 million claim from an acquisition escrow account in fiscal year 2023 that did not recur in fiscal year 2024, partially offset by approximately $2.4 million less in payments for the purchase of property and equipment and licenses.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased for the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, primarily due to approximately $0.7 million of additional cash proceeds from option exercises and employee stock purchase withholdings, partially offset by an additional $0.3 million payment for purchase of licenses.

Stock Repurchase Program

No ordinary shares were repurchased during the three months ended April 30, 2023. On May 27, 2022, our Board of Directors approved an extension of the current share repurchase program for an additional twelve months through June 30, 2023. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. As of April 30, 2023, there was approximately $49.0 million remaining available for repurchases under the repurchase program through June 30, 2023. On May 26, 2023, our Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2024.

Operating and Capital Expenditure Requirements

As of April 30, 2023, we had cash, cash equivalents and marketable debt securities on hand of approximately $227.4 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities or borrowing funds commercially, we may become subject to covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

Our short- term and long-term capital requirements will depend on many factors, including the following:

•
our ability to generate cash from operations;
•
our ability to control our costs;
•
the expansion of our research and development of new technologies and products to address new markets and applications;
•
the emergence of competing or complementary technologies or products;
•
global economic and political conditions, including macroeconomic conditions, high inflation and trade restrictions, the impact of COVID-19, as well as effects of the measures implemented to control the spread of the virus;
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights or participating in litigation-related activities; and
•
our acquisition of complementary businesses, products and technologies.

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of April 30, 2023, we had purchase obligations with our independent contract manufacturers of $22.9 million.

Except as described above with respect to the manufacturing purchase obligations, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 30, 2023, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2023 fiscal year filed with the SEC on March 31, 2023.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2023 and January 31, 2023, we had cash, cash equivalents and marketable debt securities totaling $227.4 million and $206.9 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. Our cash is held primarily for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to preserve capital, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may have an impact on the interest income and the fair market value of those securities. To minimize this risk, we maintain our portfolio in a variety of debt securities with high liquidity and low credit risk. The current inflationary environment in the United States and resulting high interest rates generated high interest income while have not had a material negative impact on our investment portfolio and financial position to date. We do not enter into investments for trading or speculative purposes. As of April 30, 2023, a hypothetical 10% change in interest rates would not have a material impact on our interest income or investment fair value. The liquidity risk and the risk associated with fluctuating interest rates are limited to our investment portfolio.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of April 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Summary of Risk Factors

Our business and our industry is subject to numerous risks and uncertainties, including those described in the following Risk Factors. These risks include, but are not limited to, the following:

•
Risks related to global semiconductor supply shortages, high inflation and weak economic conditions could adversely affect our business, financial condition, and results of operations.
•
If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.
•
If we fail to penetrate new markets, including the automotive original equipment manufacturer (OEM), advanced driver assistance systems (ADAS) market, our revenue and financial condition could be harmed.
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

Risks Related to Our Business and Our Industry

Impacts of the global semiconductor supply shortage and uncertain macroeconomic conditions could adversely affect our business, financial condition, and results of operations.

During the COVID-19 global pandemic, various restrictions were put in place causing a temporary decline in demand for certain items. As restrictions began easing across the world, an increase in demand for products containing semiconductor chips exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry, which resulted in a lengthening of the manufacturing lead time for our products and impacting the normal forecasting and ordering patterns of our customers. While we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage and longer lead times, we have experienced increased volatility in our business. In recent periods, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers begin to shrink, which has reduced, and may continue to reduce, such customers’ demand for our products and harm our financial results. To the extent customers face supply chain issues with respect to other components needed to pair with our products in order to produce their end products, such customers may delay future orders of our products or hold inventory of our products for longer periods of time. With respect to our suppliers, we have in the past experienced supply constraints for certain chips from Samsung and we may in the future experience similar issues. Impacts of the global supply shortages and uncertainty in customer demand and the worldwide economy in general may be exacerbated by the impacts of high inflation and global banking concerns, and we may experience increased volatility in sales and revenues as a result.

If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We generally refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be significantly harmed. We often incur significant expenditures developing a new SoC solution without any assurance that any OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. We anticipate that it will take longer and require more resources and greater expenditures to achieve design wins, and likely take longer to generate revenue from such design wins, in the new markets we are targeting, such as the OEM automotive and robotics markets, than our legacy camera markets. We also face certain competitive disadvantages in these markets relative to larger competitors that have significantly more resources and a longer history working with OEMs and ODMs in these markets. In addition, trade tensions between the United States and China and potential new export restrictions may make it more difficult to secure future design wins with China customers.

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

We believe that our future revenue growth, if any, will significantly depend on our ability to expand within the Internet of Things, or IoT, camera markets with our new artificial intelligence, or AI, computer vision SoC solutions, and the OEM automotive, robotics and industrial markets. Our AI computer vision SoC solutions have functionality that may also be applicable to other developing markets, such as processing of large language models (LLMs). Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate, the technical requirements of these markets evolve in ways we do not anticipate, the development of such markets is delayed or impacted by factors outside of our control, or if we are unable to penetrate them successfully with our solutions, our revenue could decline and our financial condition would be negatively impacted. Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies requires a substantial investment of our time and resources and we cannot assure you that we will secure design wins from these or other companies or that we will achieve meaningful revenue from the sales of our solutions into these markets. In addition, we face competition from larger competitors with greater resources and more history in these markets, which may put us at a competitive disadvantage to these larger competitors. If we fail to penetrate these or other new markets we are targeting, our financial condition would likely suffer. Moreover, if we are successful in achieving design wins in these new markets, it will likely take longer to generate revenue from such design wins than in our traditional markets.

If we fail to develop and introduce new or enhanced solutions that meet market requirements on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies. To compete successfully, we must design, develop, market and sell enhanced solutions that provide increasingly higher levels of performance and functionality and that meet the technical and cost expectations of our customers. Our existing or future solutions could be rendered obsolete by the introduction of new products by our competitors; convergence of other markets with or into the camera market; the market adoption of products based on new or alternative technologies; the emergence of new industry standards applicable to our solutions; or the requirement of additional functionality included in video processors. In addition, some of the markets for our solutions are characterized by frequent introduction of next-generation and new products, short product life cycles, increasing demand for added functionality and significant price competition. As we develop and introduce new solutions, we also face the risk that customers may not value or be willing to bear the cost of incorporating these newer solutions into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of the newer solutions, customers may be unwilling to adopt our new solutions due to design or pricing constraints. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations would suffer.

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

Worldwide manufacturing capacity for silicon wafers is relatively inelastic. If the demand for silicon wafers or assembly material exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. Silicon wafers constitute a material portion of our product cost and if we are unable to purchase wafers at favorable prices, our results of operations and financial condition will be adversely affected. The semiconductor industry has recently experienced significant shortages of manufacturing capacity, which resulted in a lengthening of the manufacturing lead time for our products and which has at times harmed our revenue. While this capacity shortage has improved, lead times for our products remain longer than normal, which could negatively impact our ability to meet our customer’s demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. We have also experienced, during times of supply chain capacity shortages, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves and lead to our customers having excess inventory. In recent periods, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers shrink, which may reduce such customers’ demand for our products in future periods and harm our financial results.

Our primary inventory warehouse is located in Hong Kong and may be affected by continued political, social, health and economic conditions in Hong Kong.

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or our logistic partners. Hong Kong has experienced, and continues to experience, political unrest and social strife in addition to the impact of the COVID-19 pandemic. The Bureau of Industry and Security, or BIS, has imposed restrictions on exports and reexports of U.S.-controlled items to Hong Kong by imposing on Hong Kong the same stringent licensing requirements applicable to China. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In addition, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location (or a location resulting in higher tax costs) or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners.

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

Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments caused, and may again cause, disruption to our operations. We have had to impose remote or work from home conditions at different times for varying periods of time in most of our offices. Approximately 360 of our employees are located in Taiwan and approximately 220 employees are located in China, and lengthy closures of these offices could significantly disrupt our software engineering and customer support operations. In addition, we and our suppliers, third-party distributors and customers have been, and may in the future again be, disrupted by quarantines and restrictions on certain employees’ ability to perform their jobs, office closures or restrictions, disruptions to shipping infrastructure, or other travel or health-related restrictions. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers.

Since fiscal year 2023, we have experienced, and we expect to continue to experience, a significant disruption of orders by customers, due in part to impacts of the COVID-19 pandemic. During the first half of fiscal year 2023, we experienced a significant increase in the manufacturing lead time for our products, including supply constraints for certain chips from Samsung Electronics Corporation (Samsung), which disrupted the normal ordering patterns of our customers and harmed our revenue, but which may have in turn led to increased customer demand for our products in order to increase their inventory levels. In recent periods, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers shrink, which has reduced, and may continue to reduce, such customers’ demand for our products in future periods. High inflation may exacerbate these risks. In addition, decreased consumer demand from the impact of pandemic lockdowns in China contributed to, and could in the future contribute to, decreased revenue in consumer-related markets. There can be no assurance that any decrease in sales resulting from the impacts of the COVID-19 pandemic will be offset by increased sales in subsequent periods.

Our customers may cancel their orders, change production quantities or delay production. If we fail to accurately forecast demand for our solutions, revenue shortfalls or excess, obsolete or insufficient inventory could result.

Our customers typically do not provide us with firm, long-term purchase commitments. A substantial majority of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and often without penalty to them. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix. As a result of a number of factors, including longer manufacturing times for our products and increased demand from customers during fiscal year 2023, we have increased our inventory levels in the near term. In recent periods, some customers have indicated they are reducing their inventory levels of our products, which may reduce such customers’ demand for our products in future quarters.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2023, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., or WT, our distributor, and Chicony Electronics Co., Ltd., or Chicony, a direct ODM customer, which accounted for approximately 57% and 12% of total revenue, respectively. For the three months ended April 30, 2023, the customers representing 10% or more of the revenue were WT, Chicony and Motorola Solutions Inc., or Motorola, a direct OEM customer, which accounted for approximately 49%, 16% and 11% of total revenue, respectively. In addition, we believe that revenue from our top 10 OEM customers, either directly or through a distributor or an ODM on behalf of it, accounted for approximately 47% of our total revenue in fiscal year 2023 and accounted for approximately 54% of our total revenue for the three months ended April 30, 2023. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

The global semiconductor market in general, and the computer vision and video/image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as existing competitors improve or expand their product offerings. We also expect that the trend among large OEMs to seek to develop their own semiconductor solutions will continue and expand, particularly in camera markets experiencing consolidation, such as the IP security market. In addition, in our newer markets, such as the OEM automotive and robotics markets, we will face competition from larger competitors with greater resources, longer histories in these markets and established relationships with OEMs and ODMs. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $204.9 million, $167.3 million and $140.8 million in fiscal years 2023, 2022 and 2021, respectively. For the three months ended April 30, 2023, our research and development expense was $54.4 million. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the fiscal year ended January 31, 2023, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 57% and 12% of total revenue, respectively. For the three months ended April 30, 2023, the customers representing 10% or more of revenue were WT, Chicony and Motorola, which accounted for approximately 49%, 16% and 11% of total revenue, respectively. As of April 30, 2023, accounts receivable with WT, Chicony and Motorola were approximately $8.7 million, $9.9 million and $5.1 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

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

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. For example, the semiconductor industry recently experienced significant shortages of capacity, which resulted in a lengthening of the manufacturing lead time for our products and could be impacting the normal forecasting and ordering patterns of our customers. In recent periods, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers shrink, which has reduced, and may continue to reduce, such customers’ demand for our products in future periods. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins and profitability, or incur losses.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 82%, 88% and 88% of our total revenue in fiscal years 2023, 2022 and 2021, respectively. For the three months ended April 30, 2023, sales to customers in Asia accounted for approximately 74% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of April 30, 2023, we had approximately $102.3 million in money market funds and debt security investments. The debt security investments consisted of commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March 2023, Silicon Valley Bank (SVB) was closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. At the time of closing on March 10, 2023, we had cash deposits with SVB of approximately $17.0 million. We also had cash equivalents and marketable debt security investments residing in custodial accounts held by U.S. Bank for which SVB Asset Management was the investment advisor until March 15, 2023. While we were able to recover all deposited amounts from SVB, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative in Asia, other than Japan. Approximately 57%, 62% and 63% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2023, 2022 and 2021, respectively, and approximately 49% of our revenue was derived from sales through WT for the three months ended April 30, 2023. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to ODMs and end customers, or if they decide to decrease their inventories for any reason, such as adverse global economic conditions or a downturn in technology spending, our sales to these distributors and our revenues may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenues in such subsequent periods. In recent periods, some end customers have indicated they are seeking to reduce their inventory levels, which may reduce such customers’ demand for our products, including products purchased through our distributors, in future periods and harm our financial results.

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

Our future effective tax rates could be adversely affected if our earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, re-organization or restructuring of our businesses, changes in our corporate structure, including the effect of acquisitions on our legal structure, by tax costs related to intercompany realignments, tax effects of share-based compensation, expiration of or lapses in tax incentives, or by changes in tax laws, regulations, accounting principles or interpretations thereof. For example, changes in tax laws, including the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or Tax Act, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. The Tax Act requires complex computations not previously provided in U.S. tax law. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA), which includes a new 15% corporate minimum tax as well as a 1% excise tax on the fair value of corporate stock repurchases made by U.S. corporations and certain foreign corporations after December 31, 2022. We do not expect the IRA to have a material impact on our financial statements.

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

Prior to the Tax Act, we did not believe that we, or any of our non-U.S. subsidiaries, were considered a CFC, which is a determination made daily based on whether the 10% U.S. shareholders together own, or are considered to own under the attribution rules, more than 50% of the voting power or value of a non-U.S. corporation. Under the Tax Act, however, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries may be classified as CFCs with respect to any single 10% U.S. shareholder, even without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than 50% of the voting power or value of the Company. Our 10% or greater U.S. shareholders should consult their individual tax advisors for advice regarding the Tax Act revision to the U.S. federal income tax law applicable to owners of CFCs.

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

The market price of our ordinary shares has historically been highly volatile, and has been particularly volatile in recent years. For example, since February 1, 2020, the trading price of our common stock ranged from a low of $36.02 to a high of $227.59 and was $61.98 at the close of trading on April 28, 2023. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1	Amendment No. 7 to Sales Representative Agreement by and between Ambarella, Inc. and WT Microelectronics Co., Ltd. dated March 15, 2023.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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

AMBARELLA, INC.

Date: June 6, 2023	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 6, 2023	By:	/s/ Brian C. White
Brian C. White
Chief Financial Officer