Form 10-Q
period 2023-07-31
AMBARELLA INC
filed 2023-09-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

The number of ordinary shares of the Registrant outstanding as of August 31, 2023 was 39,878,231 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	July 31,	January 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$122,515	$113,541
Marketable debt securities	93,997	93,322
Accounts receivable, net	30,158	51,987
Inventories	34,770	40,486
Restricted cash	8	8
Prepaid expenses and other current assets	5,199	5,288
Total current assets	286,647	304,632
Property and equipment, net	11,246	11,814
Deferred tax assets, non-current	22,184	19,276
Intangible assets, net	63,121	58,497
Operating lease right-of-use assets, net	6,626	8,339
Goodwill	303,625	303,625
Other non-current assets	2,795	4,012
Total assets	$696,244	$710,195
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	11,943	17,845
Accrued and other current liabilities	54,032	56,655
Operating lease liabilities, current	3,548	3,539
Income taxes payable	2,458	4,112
Deferred revenue, current	2,709	1,311
Total current liabilities	74,690	83,462
Operating lease liabilities, non-current	3,216	5,097
Other long-term liabilities	16,020	15,548
Total liabilities	93,926	104,107
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2023 and January 31, 2023, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 39,870,771 and 39,043,000 shares issued and outstanding at July 31, 2023 and January 31, 2023, respectively	18	18
Additional paid-in capital	635,844	572,076
Accumulated other comprehensive loss	(930)	(492)
Retained earnings (accumulated deficit)	(32,614)	34,486
Total shareholders’ equity	602,318	606,088
Total liabilities and shareholders' equity	$696,244	$710,195

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue	$62,121	$80,884	$124,263	$171,189
Cost of revenue	23,659	29,820	48,282	63,578
Gross profit	38,462	51,064	75,981	107,611
Operating expenses:
Research and development	54,917	52,338	109,358	99,028
Selling, general and administrative	18,884	18,914	37,504	39,269
Total operating expenses	73,801	71,252	146,862	138,297
Loss from operations	(35,339)	(20,188)	(70,881)	(30,686)
Other income (expense), net	737	(26)	2,023	60
Loss before income taxes	(34,602)	(20,214)	(68,858)	(30,626)
Provision (benefit) for income taxes	(3,404)	3,436	(1,758)	3,846
Net loss	$(31,198)	$(23,650)	$(67,100)	$(34,472)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.79)	$(0.62)	$(1.70)	$(0.91)
Diluted	$(0.79)	$(0.62)	$(1.70)	$(0.91)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	39,736,704	38,258,341	39,538,748	37,986,839
Diluted	39,736,704	38,258,341	39,538,748	37,986,839

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(31,198)	$(23,650)	$(67,100)	$(34,472)
Other comprehensive loss, net of tax:
Net unrealized losses on investments	(548)	(2)	(438)	(2)
Other comprehensive loss, net of tax	(548)	(2)	(438)	(2)
Comprehensive loss	$(31,746)	$(23,652)	$(67,538)	$(34,474)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained Earnings
	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Total
Balance--January 31, 2023	39,043,000	$18	$572,076	$(492)	$34,486	$606,088
Issuance of shares through employee equity plans	467,996	—	5,198	—	—	5,198
Issuance of shares through employee stock purchase plan	80,207	—	4,448	—	—	4,448
Stock-based compensation expense	—	—	26,249	—	—	26,249
Other comprehensive gain - net of tax	—	—	—	110	—	110
Net loss	—	—	—	—	(35,902)	(35,902)
Balance--April 30, 2023	39,591,203	18	607,971	(382)	(1,416)	606,191
Issuance of shares through employee equity plans	279,568	—	553	—	—	553
Stock-based compensation expense	—	—	27,320	—	—	27,320
Other comprehensive loss - net of tax	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	(31,198)	(31,198)
Balance--July 31, 2023	39,870,771	$18	$635,844	$(930)	$(32,614)	$602,318

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained Earnings
	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Total
Balance--January 31, 2022	37,302,818	$17	$447,287	$—	$99,872	$547,176
Issuance of shares through employee equity plans	736,516	—	8,589	—	—	8,589
Issuance of shares through employee stock purchase plan	43,545	—	3,250	—	—	3,250
Stock-based compensation expense	—	—	26,155	—	—	26,155
Net loss	—	—	—	—	(10,822)	(10,822)
Balance--April 30, 2022	38,082,879	17	485,281	—	89,050	574,348
Issuance of shares through employee equity plans	323,572	—	1,204	—	—	1,204
Stock-based compensation expense	—	—	26,211	—	—	26,211
Other comprehensive loss - net of tax	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(23,650)	(23,650)
Balance--July 31, 2022	38,406,451	$17	$512,696	$(2)	$65,400	$578,111

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(67,100)	$(34,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,945	9,295
Amortization (accretion) of premium (discount) on marketable debt securities, net	(710)	—
Stock-based compensation	55,387	53,950
Deferred income taxes	(2,908)	1,181
Other non-cash items, net	1,036	42
Changes in operating assets and liabilities:
Accounts receivable	21,829	6,609
Inventories	5,716	5,116
Prepaid expenses and other current assets	66	(753)
Other non-current assets	57	765
Accounts payable	(6,878)	(11,873)
Accrued and other current liabilities	124	4,380
Income taxes payable	(1,654)	1,865
Deferred revenue	325	(957)
Operating lease liabilities	(1,993)	(2,159)
Other long-term liabilities	(55)	14
Net cash provided by operating activities	15,187	33,003
Cash flows from investing activities:
Purchase of investments	(34,178)	(2,972)
Sales of investments	2,593	—
Maturities of investments	31,310	—
Purchase of tangible and intangible assets	(7,694)	(8,088)
Escrow claim associated with business acquisition	—	749
Net cash used in investing activities	(7,969)	(10,311)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	5,179	4,087
Payment for intangible assets	(3,423)	(2,878)
Net cash provided by financing activities	1,756	1,209
Net increase in cash, cash equivalents and restricted cash	8,974	23,901
Cash, cash equivalents and restricted cash at beginning of period	113,549	171,053
Cash, cash equivalents and restricted cash at end of period	$122,523	$194,954
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,975	$661
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$8,188	$3,647

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

A substantial portion of the Company’s revenue is derived from sales through one of its distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as its non-exclusive sales representative and fulfillment partner in Asia other than Japan, and to one ODM, Chicony Electronics Co., Ltd., or Chicony, which manufactures devices incorporating the Company’s solutions on behalf of multiple end-customers. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 14 for additional information regarding revenue and credit concentration with these customers.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of July 31, 2023 and January 31, 2023, restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	July 31, 2023	January 31, 2023	July 31, 2022	January 31, 2022
	(in thousands)
Cash and cash equivalents	$122,515	$113,541	$194,944	$171,043
Restricted cash	8	8	10	10
Total as presented in the condensed consolidated statements of cash flows	$122,523	$113,549	$194,954	$171,053

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

	As of July 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$3,492	$—	$—	$3,492
Commercial paper	9,382	—	—	9,382
Corporate bonds	42,870	41	(398)	42,513
Asset-backed securities	19,609	—	(217)	19,392
U.S. government securities	28,452	—	(356)	28,096
Total cash equivalents and marketable debt securities	$103,805	$41	$(971)	$102,875

	As of January 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$7,872	$—	$—	$7,872
Commercial paper	18,333	—	—	18,333
Corporate bonds	23,472	50	(224)	23,298
Asset-backed securities	18,753	44	(149)	18,648
U.S. government securities	33,256	22	(235)	33,043
Total cash equivalents and marketable debt securities	$101,686	$116	$(608)	$101,194

As of July 31, 2023, there were no debt securities with unrealized losses for more than twelve months.

	As of
	July 31, 2023	January 31, 2023
	(in thousands)
Included in cash equivalents	$8,878	$7,872
Included in marketable debt securities	93,997	93,322
Total cash equivalents and marketable debt securities	$102,875	$101,194

The contractual maturities of the investments at July 31, 2023 and January 31, 2023 were as follows:

	As of
	July 31, 2023	January 31, 2023
	(in thousands)
Due within one year	$28,953	$48,016
Due in 1 - 5 years	73,922	52,414
Due in 5 - 7 years	—	764
Total cash equivalents and marketable debt securities	$102,875	$101,194

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income (expense), net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets. The credit-related losses were not material for the three and six months ended July 31, 2023 and 2022, respectively.

Interest income, including amortization of premiums and accretion of discounts related to the investments, as well as realized gains and losses from sales of the investments are recorded in other income (expense), net, in the condensed consolidated statements of operations. For the three and six months ended July 31, 2023, interest income and realized gains and losses, net, were approximately $1.1 million and $2.2 million, respectively. The interest income and realized gains and losses, net, were immaterial for the three and six months ended July 31, 2022, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of July 31, 2023 and January 31, 2023, respectively:

	As of July 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$3,492	$3,492	$—	$—
Commercial paper	9,382	—	9,382	—
Corporate bonds	42,513	—	42,513	—
Asset-backed securities	19,392	—	19,392	—
U.S. government securities	28,096	—	28,096	—
Total cash equivalents and marketable debt securities	$102,875	$3,492	$99,383	$—

	As of January 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$7,872	$7,872	$—	$—
Commercial paper	18,333	—	18,333	—
Corporate bonds	23,298	—	23,298	—
Asset-backed securities	18,648	—	18,648	—
U.S. government securities	33,043	—	33,043	—
Total cash equivalents and marketable debt securities	$101,194	$7,872	$93,322	$—

3. Inventories

Inventories at July 31, 2023 and January 31, 2023 consisted of the following:

	As of
	July 31, 2023	January 31, 2023
	(in thousands)
Work-in-progress	$21,589	$26,023
Finished goods	13,181	14,463
Total	$34,770	$40,486

4. Property and Equipment, Net

Depreciation expense was approximately $1.2 million and $0.9 million for the three months ended July 31, 2023 and 2022, respectively, and was approximately $2.3 million and $1.8 million for the six months ended July 31, 2023 and 2022, respectively. Property and equipment at July 31, 2023 and January 31, 2023 consisted of the following:

	As of
	July 31, 2023	January 31, 2023
	(in thousands)
Computer hardware and software	$22,234	$20,733
Tools and equipment	8,507	8,325
Furniture and fixtures	1,348	1,311
Leasehold improvements	3,405	3,295
Construction in progress	401	513
	35,895	34,177
Less: accumulated depreciation and amortization	(24,649)	(22,363)
Total property and equipment, net	$11,246	$11,814

5. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of July 31, 2023, approximately $8.9 million was recorded in accrued and other current liabilities and $11.1 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of July 31, 2023 and January 31, 2023 were as follows:

	As of July 31, 2023			As of January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$44,343	$(9,483)	$34,860	$34,128	$(6,319)	$27,809
Developed technology	21,200	(5,447)	15,753	21,200	(3,932)	17,268
Customer relationships	13,200	(2,567)	10,633	13,200	(1,833)	11,367
Trade name	2,500	(625)	1,875	2,500	(447)	2,053
Total intangible assets, net	$81,243	$(18,122)	$63,121	$71,028	$(12,531)	$58,497

During the six months ended July 31, 2023, there were approximately $12.4 million of software licenses purchased and approximately $2.2 million of software licenses retired. The amortization expense associated with software licenses was approximately $2.8 million and $1.6 million for the three months ended July 31, 2023 and 2022, respectively, and was approximately $5.4 million and $3.2 million for the six months ended July 31, 2023 and 2022, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $1.2 million for the three months ended July 31, 2023 and 2022, respectively, and was approximately $2.4 million and $2.4 million for the six months ended July 31, 2023 and 2022 respectively. As of July 31, 2023, the Company has not commenced amortization with respect to approximately $11.3 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to these intangible assets as of July 31, 2023 is as follows:

As of
July 31, 2023
Fiscal Year	(in thousands)
2024 (6 months remaining)	$8,354
2025	14,837
2026	12,479
2027	7,609
2028	6,081
Thereafter	13,761
Total future amortization expenses:	$63,121

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that they may be impaired. There were no goodwill and intangible asset impairments for the three and six months ended July 31, 2023 and 2022, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at July 31, 2023 and January 31, 2023 consisted of the following:

	As of
	July 31, 2023	January 31, 2023
	(in thousands)
Accrued employee compensation	$16,784	$22,152
Accrued product development costs	21,713	19,433
Software license liabilities, current	8,889	7,059
Other accrued liabilities	6,646	8,011
Total accrued and other current liabilities	$54,032	$56,655

The timing of SoC development and invoicing from outside foundries usually results in the fluctuation of accrued product development costs. Approximately $5.6 million of annual bonus was paid in the first quarter of fiscal year 2024, of which $1.1 million was paid in cash and $4.5 million was settled with restricted stock units.

7. Leases

The Company enters into various operating leases for its worldwide facilities. The operating lease expense was approximately $0.9 million and $0.9 million for the three months ended July 31, 2023 and 2022, respectively, and was approximately $1.8 million and $1.8 million for the six months ended July 31, 2023 and 2022, respectively. The Company's short-term leases and finance leases were not material as of July 31, 2023 and January 31, 2023, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended	Six Months Ended
	July 31, 2023	July 31, 2023
	(in thousands)
Cash paid for operating leases included in operating cash flows	$1,025	$1,993
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	58	120

As of July 31, 2023, the weighted average remaining lease term is 2.17 years, and the weighted average discount rate is 3.61 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
July 31, 2023
Fiscal Year	(in thousands)
2024 (6 months remaining)	$1,849
2025	3,363
2026	1,367
2027	293
2028	115
Thereafter	—
Total future annual minimum lease payments	6,987
Less: interest	(223)
Total lease liabilities	$6,764

8. Other Long-Term Liabilities

Other long-term liabilities at July 31, 2023 and January 31, 2023 consisted of the following:

	As of
	July 31, 2023	January 31, 2023
	(in thousands)
Unrecognized tax benefits, including interest	$3,817	$3,770
Deferred tax liabilities, non-current	1,018	1,120
Software license liabilities, non-current	11,139	9,614
Other long-term liabilities	46	1,044
Total other long-term liabilities	$16,020	$15,548

9. Capital Stock

Preference shares

Since the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively.

Ordinary shares

As of July 31, 2023 and January 31, 2023, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of
	July 31, 2023	January 31, 2023
Shares reserved for options, restricted stock and restricted stock units under equity plans	5,075,024	5,822,819
Shares reserved for employee stock purchase plan	2,906,196	2,986,403

Stock repurchase program

On May 26, 2023, the Company’s Board of Directors approved an extension of the Company's existing share repurchase program for an additional twelve months through June 30, 2024. There were no ordinary shares repurchased in the six months ended July 31, 2023. As of July 31, 2023, there was approximately $49.0 million available for repurchases under the current repurchase program through June 30, 2024. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation:
Cost of revenue	$885	$362	$1,826	$711
Research and development	18,550	17,883	36,911	35,034
Selling, general and administrative	8,687	8,664	16,650	18,205
Total stock-based compensation	$28,122	$26,909	$55,387	$53,950

As of July 31, 2023, approximately $1.8 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at July 31, 2023 was $10.8 million and is expected to be recognized over a weighted-average period of 1.55 years. Total unrecognized compensation cost related to unvested restricted stock units at July 31, 2023 was $176.0 million and is expected to be recognized over a weighted-average period of 2.29 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Employee stock purchase plan awards:
Volatility	—	—	59%	89%
Risk-free interest rate	—	—	4.73%	0.86%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2023	484,791	$42.18
Exercised	(48,807)	24.70		$2,784
Forfeited	(707)	42.63
Expired	(394)	103.70
Outstanding at July 31, 2023	434,883	44.09			3.96	$17,424
Exercisable at July 31, 2023	358,508	$45.87			3.35	$13,670

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on July 31, 2023 was $83.42, as reported by The NASDAQ Global Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2023	2,573,359	$86.81
Granted	436,857	88.36
Vested	(698,757)	77.60
Forfeited	(80,406)	71.15
Unvested at July 31, 2023	2,231,053	$90.57

As of July 31, 2023, the aggregate intrinsic value of unvested restricted stock units was $186.1 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(31,198)	$(23,650)	$(67,100)	$(34,472)
Denominator:
Weighted-average ordinary shares - basic	39,736,704	38,258,341	39,538,748	37,986,839
Weighted-average ordinary shares - diluted	39,736,704	38,258,341	39,538,748	37,986,839
Net loss per ordinary share:
Basic	$(0.79)	$(0.62)	$(1.70)	$(0.91)
Diluted	$(0.79)	$(0.62)	$(1.70)	$(0.91)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Options to purchase ordinary shares	243,082	328,198	256,118	370,069
Restricted stock units	1,170,883	1,463,284	1,281,598	1,620,052
Employee stock purchase plan	492	11,456	8,787	11,233
	1,414,457	1,802,938	1,546,503	2,001,354

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Loss before income taxes	$(34,602)	$(20,214)	$(68,858)	$(30,626)
Provision (benefit) for income taxes	(3,404)	3,436	(1,758)	3,846
Effective tax rate	9.8%	(17.0)%	2.6%	(12.6)%

The Company recorded a benefit for income taxes of $3.4 million and $1.8 million for the three and six months ended July 31, 2023, respectively. For the three and six months ended July 31, 2022, the Company recorded a provision for income taxes of $3.4 million and $3.8 million, respectively. The decreases in income tax expense for the three and six months ended July 31, 2023, as compared to the same periods in the prior fiscal year, were primarily due to the tax benefit from the release of $3.6 million of valuation allowance on the deferred tax assets of Oculii Corp, or Oculii, during the second quarter of fiscal year 2024, and recording a tax benefit of $3.1 million for Oculii’s losses in fiscal year 2024. The decrease in income tax expense for the six months ended July 31, 2023 was partially offset by an increase in the proportion of profits generated in higher tax jurisdictions.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, using a “more likely than not” standard. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. During the second quarter of fiscal year 2024, based on all available positive and negative evidence, the Company determined it was appropriate to release the valuation allowance on Oculii’s US federal deferred tax assets. The Company recognized a $3.6 million tax benefit during the three and six months ended July 31, 2023 as a result of the valuation allowance release.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2023, the gross amount of unrecognized tax benefits was approximately $22.1 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of July 31, 2023 and January 31, 2023, total manufacturing purchase commitments were approximately $24.6 million and $43.6 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. As of July 31, 2023 and January 31, 2023, the liabilities for these purchase commitments were approximately $0.9 million and $2.9 million, respectively, and were included in accrued and other current liabilities in the condensed consolidated balance sheets.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of July 31, 2023, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of July 31, 2023 and January 31, 2023, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of July 31, 2023 and January 31, 2023, there were no accruals for contingent liabilities related to such matters recorded in the condensed consolidated balance sheets.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated. Certain prior quarter amounts of revenue by geographic region have been adjusted to reflect the appropriate bill-to location for the related revenue. These adjustments did not impact the total revenues in any of the periods presented.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Taiwan	$33,482	$48,132	$64,116	$99,289
Asia Pacific	15,473	17,858	31,078	39,415
Europe	2,673	4,536	6,189	13,162
North America other than United States	8,498	5,991	19,375	13,060
United States	1,995	4,367	3,505	6,263
Total revenue	$62,121	$80,884	$124,263	$171,189

Substantially all of the Company’s property and equipment were located in the Asia Pacific region, United States and Europe. As of July 31, 2023, the net amount of these fixed assets located in these regions was approximately $5.6 million, $4.3 million and $1.3 million, respectively. As of January 31, 2023, the net amount of these fixed assets located in these regions was approximately $6.3 million, $4.0 million and $1.5 million, respectively.

Major Customers

Customers representing 10% or more of revenue and accounts receivable were WT and Chicony. WT serves as the Company’s non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Chicony is an ODM that manufactures devices incorporating the Company’s solutions on behalf of multiple end-customers. These two customers accounted for approximately 53.9% and 13.7% of total revenue for the three months ended July 31, 2023, respectively, and accounted for approximately 51.5% and 14.8% of total revenue for the six months ended July 31, 2023, respectively. These two customers accounted for approximately 59.4% and 12.9% of total revenue for the three months ended July 31, 2022, respectively, and accounted for approximately 57.9% and 12.1% of total revenue for the six months ended July 31, 2022, respectively. Accounts receivable with WT and Chicony were approximately $12.2 million and $8.8 million as of July 31, 2023, respectively.

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

Financial Highlights

•
We recorded revenue of $62.1 million and $124.3 million for the three and six months ended July 31, 2023, respectively. This represented decreases of 23.2% and 27.4%, respectively, as compared to the same periods in the prior fiscal year. The decreases in revenue were primarily attributable to lower product unit shipments as a result of customer inventory level reduction efforts, as well as lower nonrecurring engineering (NRE) project services due to the timing of completion of project milestones. The decreased revenues from lower product shipments were partially offset by continued adoption of our CV-based solutions, which have higher average selling prices than non-CV solutions.
•
We recorded operating losses of $35.3 million and $70.9 million for the three and six months ended July 31, 2023, respectively, as compared to operating losses of $20.2 million and $30.7 million for the three and six months ended July 31, 2022, respectively. The increased operating losses were primarily due to decreased revenue and gross profit, as well as increased operating expenses. The increased operating expenses primarily related to higher personnel costs, higher chip tape-out costs due to the timing of projects and the number of chips in development, and increased engineering-related expenses for supporting our CV-based vision and radar solutions in the IoT, automotive, industrial and robotics markets.
•
We generated cash flows from operating activities of $15.2 million for the six months ended July 31, 2023, as compared to $33.0 million for the six months ended July 31, 2022. The lower cash flows from operating activities were primarily attributable to increased net loss adjusted for certain non-cash items, partially offset by higher collections of accounts receivable associated with the timing of sales and decreased inventory purchases due to lower demand from customers.

Factors Affecting Our Performance

Impact of Global Economic Conditions on Our Business. Uncertainty in customer demand as well as the worldwide economy, in general, have continued as a result of macroeconomic factors such as the COVID-19 pandemic, high inflation and global banking uncertainty. As a result, we may experience increased volatility in our sales and revenues in the near future, primarily owing to uncertainty around demand for semiconductor products in general. Some customers have indicated they are reducing their inventory levels, as some component lead times contract toward normal levels, which has reduced and may continue to reduce demand for our products. Uncertain market demand may be exacerbating these customers’ inventory reduction efforts. The magnitude and duration of such volatility is uncertain and thus its impact on our business cannot be reasonably estimated at this time. Global supply shortages that arose as a result of the COVID-19 pandemic and measures taken to slow the spread of the virus continue to subside, but could occur again in the future. Supply chain issues can impact our business as they relate to both our suppliers and our customers. With respect to our suppliers, we have in the past experienced supply constraints for certain chips from Samsung Electronics Corporation and we may in the future experience similar issues. With respect to our customers, to the extent customers face supply chain issues with other components needed to pair with our products in order to produce their end products, such customers may delay future orders of our products or hold inventory of our products for longer periods of time.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Revenue	$62,121	$80,884	$124,263	$171,189
Cost of revenue	23,659	29,820	48,282	63,578
Gross profit	38,462	51,064	75,981	107,611
Operating expenses:
Research and development	54,917	52,338	109,358	99,028
Selling, general and administrative	18,884	18,914	37,504	39,269
Total operating expenses	73,801	71,252	146,862	138,297
Loss from operations	(35,339)	(20,188)	(70,881)	(30,686)
Other income (expense), net	737	(26)	2,023	60
Loss before income taxes	(34,602)	(20,214)	(68,858)	(30,626)
Provision (benefit) for income taxes	(3,404)	3,436	(1,758)	3,846
Net loss	$(31,198)	$(23,650)	$(67,100)	$(34,472)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	38	37	39	37
Gross profit	62	63	61	63
Operating expenses:
Research and development	88	65	88	58
Selling, general and administrative	30	23	30	23
Total operating expenses	118	88	118	81
Loss from operations	(56)	(25)	(57)	(18)
Other income (expense), net	1	—	2	—
Loss before income taxes	(55)	(25)	(55)	(18)
Provision (benefit) for income taxes	(5)	4	(1)	2
Net loss	(50)%	(29)%	(54)%	(20)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IoT OEMs, IoT ODMs, automotive OEMs or Tier-1 automotive suppliers, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in IoT camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these human viewing camera markets to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging AI and computer vision applications in the IoT, automotive, industrial and robotics markets. We derive a substantial portion of our revenue from sales made indirectly through one of our distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and to one ODM, Chicony Electronics Co., Ltd., or Chicony, which manufactures devices incorporating our solutions on behalf of multiple end-customers.

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

Cost of Revenue and Gross Margin

Cost of revenue includes the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly, testing and manufacturing support operations, such as logistics, planning and quality assurance, as well as personnel costs (including stock-based compensation) related to project service agreements. Cost of revenue also includes indirect costs, such as inventory valuation reserves, adverse purchase commitment reserves, facility cost allocations, amortization of developed technology and software licenses, warranty and other general overhead costs.

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, costs of fabrication of mask sets for prototype products, the cost and depreciation of equipment, outside services as well as allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of computer vision technology.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income and yields from our cash deposits and debt security investments, subsidies granted by foreign governments, as well as gains and losses from foreign currency transactions and remeasurements.

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

Comparison of the Three and Six Months Ended July 31, 2023 and 2022

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$62,121	$80,884	$(18,763)	(23.2)%	$124,263	$171,189	$(46,926)	(27.4)%

Revenue decreased for the three and six months ended July 31, 2023, as compared to the same periods in the prior fiscal year, primarily due to lower product unit shipments as a result of customer inventory level reduction efforts, as well as lower NRE project services due to the timing of completion of project milestones. The decreased revenues from lower product shipments were partially offset by continued adoption of our CV-based solutions, which have higher average selling prices than non-CV solutions.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$23,659	$29,820	$(6,161)	(20.7)%	$48,282	$63,578	$(15,296)	(24.1)%
Gross profit	38,462	51,064	(12,602)	(24.7)%	75,981	107,611	(31,630)	(29.4)%
Gross margin	61.9%	63.1%	—	(1.2)%	61.1%	62.9%	—	(1.8)%

Cost of revenue decreased for the three and six months ended July 31, 2023, as compared to the same periods in the prior fiscal year, primarily due to lower product unit shipments associated with lower revenue, as well as a reversal of adverse purchase commitments recognized in prior periods as a result of favorable changes in contract terms. The decreases were partially offset by increased inventory reserves caused by market weakness and lower demand from customers.

Gross margin decreased for the three and six months ended July 31, 2023, as compared to the same periods in the prior fiscal year, primarily due to unfavorable product mix, increased inventory reserves and lower NRE project services, partially offset by a reversal of adverse purchase commitments recognized in prior periods as a result of favorable changes in contract terms.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$54,917	$52,338	$2,579	4.9%	$109,358	$99,028	$10,330	10.4%

Research and development expense increased for the three and six months ended July 31, 2023, as compared to the same periods in the prior fiscal year, primarily due to increased personnel costs, SoC development cost and engineering-related expenses. Personnel costs increased by approximately $2.0 million and $3.8 million, respectively, as a result of higher stock-based compensation expense and headcount growth. SoC development cost increased by approximately $0.4 million and $4.2 million, respectively, due to the timing of projects and the number of chips in development. Engineering-related expenses, including the cost and depreciation of equipment and tools, outside services and facility expenses in support of new SoCs and related applications, increased by approximately $0.2 million and $2.2 million, respectively, due to the timing of project progress.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$18,884	$18,914	$(30)	(0.2)%	$37,504	$39,269	$(1,765)	(4.5)%

Selling, general and administrative expense remained relatively flat for the three months ended July 31, 2023, as compared to the same period in the prior fiscal year, primarily due to lower administrative expense, offset by increased traveling and marketing expense. The decrease in selling, general and administrative expense for the six months ended July 31, 2023, as compared to the same period in the prior fiscal year, was primarily attributable to approximately $1.7 million of additional stock-based compensation expense associated with a stock acceleration in the first quarter of fiscal year 2023 that did not recur in fiscal year 2024, as well as $1.2 million of lower administrative expense, partially offset by approximately $0.7 million of additional traveling and marketing expense and $0.4 million of additional personnel cost.

Other Income (Expense), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Other income (expense), net	$737	$(26)	$763	(2,934.6)%	$2,023	$60	$1,963	3,271.7%

The increases in other income, net, for the three and six months ended July 31, 2023, as compared to the same periods in the prior fiscal year, were primarily due to $1.1 million and $2.2 million, respectively, of additional yields from our debt security investments that were resumed in the second half of fiscal year 2023. The increases were also attributable to approximately $0.7 million and $1.0 million of additional interest income from our cash deposits driven by higher interest rates. The increases were partially offset by an approximately $1.2 million impairment relating to an equity investment recognized during the second quarter of fiscal year 2024.

Provision (Benefit) for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(3,404)	$3,436	$(6,840)	(199.1)%	$(1,758)	$3,846	$(5,604)	(145.7)%
Effective tax rate	9.8%	(17.0)%	—	26.8%	2.6%	(12.6)%	—	15.2%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The decreases in income tax expense for the three and six months ended July 31, 2023, as compared to the same periods in the prior fiscal year, were primarily due to the tax benefit from the release of $3.6 million of valuation allowance on the deferred tax assets of Oculii Corp, or Oculii, during the second quarter of fiscal year 2024 and recording a tax benefit of $3.1 million for Oculii’s losses in fiscal year 2024. The decrease in income tax expense for the six months ended July 31, 2023 was partially offset by an increase in the proportion of profits generated in higher tax jurisdictions.

Liquidity and Capital Resources

As of July 31, 2023 and January 31, 2023, we had cash, cash equivalents and marketable debt securities of approximately $216.5 million and $206.9 million, respectively. We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of July 31, 2023, these securities had a fair value of approximately $102.9 million with unrealized losses of approximately $1.0 million caused by market fluctuations. For the three and six months ended July 31, 2023, there was approximately $1.1 million and $2.2 million, respectively, of interest and other income related to the debt security investments recorded in other income (expense), net in the condensed consolidated statements of operations. The current inflationary environment in the United States and resulting high interest rates have not had material impact on our investment portfolio and financial position.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$15,187	$33,003
Net cash used in investing activities	(7,969)	(10,311)
Net cash provided by financing activities	1,756	1,209
Net increase in cash, cash equivalents and restricted cash	$8,974	$23,901

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the six months ended July 31, 2023, as compared to the same period in the prior fiscal year, primarily attributable to increased net loss adjusted for certain non-cash items, partially offset by higher collections of accounts receivable associated with the timing of sales and decreased inventory purchases due to lower demand from customers.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased for the six months ended July 31, 2023, as compared to the same period in the prior fiscal year, primarily due to approximately $2.7 million of net cash receipts from our debt security investments and $0.4 million less in payments for purchase of property, equipment and licenses, partially offset by a $0.7 million claim from an acquisition escrow account in fiscal year 2023 that did not recur in fiscal year 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased for the six months ended July 31, 2023, as compared to the same period in the prior fiscal year, primarily due to approximately $1.1 million of additional cash proceeds from option exercises and employee stock purchase withholdings, partially offset by an additional $0.5 million payment for the purchase of licenses.

Stock Repurchase Program

No ordinary shares were repurchased during the three and six months ended July 31, 2023. On May 26, 2023, our Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2024. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. As of July 31, 2023, there was approximately $49.0 million remaining available for repurchases under the repurchase program through June 30, 2024.

Operating and Capital Expenditure Requirements

As of July 31, 2023, we had cash, cash equivalents and marketable debt securities on hand of approximately $216.5 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities or borrowing funds commercially, we may become subject to covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of July 31, 2023, we had purchase obligations with our independent contract manufacturers of $24.6 million.

Intangible Assets

During the six months ended July 31, 2023, we entered into several noncancelable on-premise internal-use software license agreements for product design. As of July 31, 2023, total estimated future undiscounted cash payments for these licenses were approximately $8.8 million, of which $4.2 million will be paid within 12 months and the remaining $4.6 million will be paid within 12 to 36 months.

Except as described above, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of July 31, 2023, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2023 and January 31, 2023, we had cash, cash equivalents and marketable debt securities totaling $216.5 million and $206.9 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. Our cash is held primarily for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to preserve capital, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may have an impact on the interest income and the fair market value of those securities. To minimize this risk, we maintain our portfolio in a variety of debt securities with high liquidity and low credit risk. The current inflationary environment in the United States and resulting high interest rates have generated high interest income and have not had a material negative impact on our investment portfolio and financial position to date. We do not enter into investments for trading or speculative purposes. As of July 31, 2023, a hypothetical 10% change in interest rates would not have a material impact on our interest income or investment fair value. The liquidity risk and the risk associated with fluctuating interest rates are limited to our investment portfolio.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of July 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not engaged in any material legal proceedings at this time. Refer to Note 13, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Summary of Risk Factors

Our business and our industry is subject to numerous risks and uncertainties, including those described in the following Risk Factors. These risks include, but are not limited to, the following:

•
Risks related to global semiconductor supply shortages and weak economic conditions could adversely affect our business, financial condition, and results of operations.
•
If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.

•
If we fail to penetrate new markets, including the automotive original equipment manufacturer (OEM) and advanced driver assistance systems (ADAS) market, our revenue and financial condition could be harmed.
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
•
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets, including China. In addition, our ability to sell our products to certain China customers has been restricted.
•
Global economic and political conditions, including high inflation and trade restrictions, recessionary concerns and trade restrictions, may impact our business and financial condition in ways that we currently cannot predict.
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

During the COVID-19 global pandemic, various restrictions were put in place causing a temporary decline in demand for certain items. As restrictions began easing across the world, an increase in demand for products containing semiconductor chips exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry, which resulted in a lengthening of the manufacturing lead time for our products and impacting the normal forecasting and ordering patterns of our customers. While we work closely with our suppliers and customers to minimize the potential adverse impacts of these considerations of supply shortage and longer lead times, we have experienced increased volatility in our business. In recent periods, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers begin to shrink, which has reduced, and may continue to reduce, such customers’ demand for our products and harm our financial results. Weak economic conditions or uncertain demand for their products may exacerbate such customers’ inventory reduction efforts, further impacting such customers’ demand for our products. To the extent customers face supply chain issues with respect to other components needed to pair with our products in order to produce their end products, such customers may delay future orders of our products or hold inventory of our products for longer periods of time. With respect to our suppliers, we have in the past experienced supply constraints for certain chips from Samsung and we may in the future experience similar issues. Impacts of the global supply shortages and uncertainty in customer demand and the worldwide economy in general may be exacerbated by the impacts of high inflation and global banking concerns, and we may experience increased volatility in sales and revenues as a result.

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

If we fail to penetrate new markets, including the automotive OEM and ADAS market, our revenue and financial condition could be harmed.

We believe that our future revenue growth, if any, significantly depends on our ability to expand within the Internet of Things, or IoT, camera markets with our new artificial intelligence, or AI, computer vision SoC solutions, and the OEM automotive, robotics and industrial markets. Our AI computer vision SoC solutions have functionality that may also be applicable to other developing markets, such as processing of large language models (LLMs). Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate, the technical requirements of these markets evolve in ways we do not anticipate, the development of such markets is delayed or impacted by factors outside of our control, or if we are unable to penetrate them successfully with our solutions, our revenue could decline and our financial condition would be negatively impacted. Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies requires a substantial investment of our time and resources and we cannot assure you that we will secure design wins from these or other companies or that we will achieve meaningful revenue from the sales of our solutions into these markets. In addition, we face competition from larger competitors with greater resources and more history in these markets, which may put us at a competitive disadvantage to these larger competitors. If we fail to penetrate these or other new markets we are targeting, our financial condition would likely suffer. Moreover, if we are successful in achieving design wins in these new markets, it will likely take longer to generate revenue from such design wins than in our traditional markets.

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

Our business has been, and may in the future be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments caused, and may again cause, disruption to our operations. We have had to impose remote or work from home conditions at different times for varying periods of time in most of our offices. Approximately 350 of our employees are located in Taiwan and approximately 230 employees are located in China, and lengthy closures of these offices could significantly disrupt our software engineering and customer support operations. In addition, we and our suppliers, third-party distributors and customers have been, and may in the future again be, disrupted by quarantines and restrictions on certain employees’ ability to perform their jobs, office closures or restrictions, disruptions to shipping infrastructure, or other travel or health-related restrictions. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers.

Since fiscal year 2023, we have experienced, and we expect to continue to experience, a significant disruption of orders by customers. During the first half of fiscal year 2023, we experienced a significant increase in the manufacturing lead time for our products, including supply constraints for certain chips from Samsung Electronics Corporation (Samsung), which disrupted the normal ordering patterns of our customers and harmed our revenue, but which may have in turn led to increased customer demand for our products in order to increase their inventory levels. In recent periods, some customers have sought to reduce their inventory levels as lead times for semiconductor chips and other components used by customers shrink, which has reduced, and may continue to reduce, such customers’ demand for our products in future periods. Weak or uncertain economic conditions, including high inflation or reduced market demand, may exacerbate these risks. In addition, decreased consumer demand from the impact of pandemic lockdowns in China contributed to, and could in the future contribute to, decreased revenue in consumer-related markets.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2023, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Chicony Electronics Co., Ltd., or Chicony, one ODM which manufactures devices incorporating our solutions on behalf of multiple end-customers, accounted for approximately 57% and 12% of total revenue, respectively. For the six months ended July 31, 2023, the customers representing 10% or more of the revenue were WT and Chicony, which accounted for approximately 52% and 15% of total revenue, respectively. In addition, we believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 47% of our total revenue in fiscal year 2023 and accounted for approximately 55% of our total revenue for the six months ended July 31, 2023. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $204.9 million, $167.3 million and $140.8 million in fiscal years 2023, 2022 and 2021, respectively. For the six months ended July 31, 2023, our research and development expense was $109.4 million. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the fiscal year ended January 31, 2023, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 57% and 12% of total revenue, respectively. For the six months ended July 31, 2023, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 52% and 15% of total revenue, respectively. As of July 31, 2023, accounts receivable with WT and Chicony were approximately $12.2 million and $8.8 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Cyclical downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, which could harm our business and operating results. We are dependent on the availability of third-party foundry and assembly capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. The semiconductor industry recently experienced significant shortages of capacity, which resulted in a lengthening of the manufacturing lead time for our products. Such capacity shortages could negatively impact our ability to meet our customers’ demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. We have also experienced, during times of supply chain capacity shortage, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves. Most recently, some customers have indicated their intent to reduce their inventory levels as capacity shortages improve, which has and may continue to negatively impact such customers’ demand for our solutions in future periods and, in turn, harm our financial results.

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

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. It is also possible that our normal seasonal patterns will be impacted by ongoing macroeconomic uncertainty, effects of the COVID-19 pandemic, supply chain disruptions and semiconductor capacity shortages, including the buildup of inventory by customers in response to such shortages, and high inflation. In future periods, our forecasted or actual revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 79%, 86% and 88% of our total revenue in fiscal years 2023, 2022 and 2021, respectively. For the six months ended July 31, 2023, sales to customers in Asia accounted for approximately 77% of our total revenue. Certain prior quarter amounts of revenue by geographic region have been adjusted to reflect the appropriate bill-to location for the related revenue. These adjustments did not impact the total revenues in any of the periods presented. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of July 31, 2023, we had approximately $102.9 million in money market funds and debt security investments. The debt security investments consisted of commercial paper, debt securities of corporations or corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March 2023, Silicon Valley Bank (SVB) was closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. At the time of closing on March 10, 2023, we had cash deposits with SVB of approximately $17.0 million. We also had cash equivalents and marketable debt security investments residing in custodial accounts held by U.S. Bank for which SVB Asset Management was the investment advisor until March 15, 2023. While we were able to recover all deposited amounts from SVB, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 57%, 62% and 63% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2023, 2022 and 2021, respectively, and approximately 52% of our revenue was derived from sales through WT for the six months ended July 31, 2023. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. Customer demand for our solutions may be negatively impacted by weak economic conditions, high inflation or recessionary environments in the US and other nations. Inflation or other deteriorations in global economic conditions may impact our operating expenses and third parties may demand pricing accommodations, which could harm our ability to meet customer demands or collect revenue or otherwise harm our business and financial results. In recent periods, customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers shrink, which has reduced, and may continue to reduce, such customers’ demand for our products in future periods. Weak or uncertain economic conditions may exacerbate these risks.

General trade tensions between the United States and China have been escalating, which has, in our view, created and will perpetuate an uncertain business environment. Additionally, the U.S. government announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, advanced computing, supercomputing, and artificial intelligence to China, including Hong Kong, without an export license. In many cases, these licenses are subject to a policy of denial and will not be issued. While our current products are not restricted by these controls, such controls could impact our ability to export products to China in the future. It also is possible that the Chinese government will retaliate in ways that could impact our business.

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

Several of our customers, including Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, Zhejiang Dahua Technology Co., Ltd., or Dahua, and affiliates of Shenzhen Dajiang Baiwang Technology Co., Ltd., have been added to the Entity List of the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, or Commerce, which imposes limitations on the supply of U.S. controlled items to the listed entities. In October 2022, BIS imposed additional restrictions on transactions with Dahua involving items subject to BIS export regulations. Notwithstanding our ability to continue to supply some SoC products to some affiliates of the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to any of our China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

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

The legislative and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect and otherwise process personal information and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection, use and other processing of personal information and other data obtained from their residents or by businesses operating within their jurisdictions that are more restrictive than those in the U.S. For example, the European Union has adopted the General Data Protection Regulation, or GDPR, which imposed stringent data protection requirements and provided for substantial penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant entity, whichever is greater. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020. California has adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that substantially expanded the CCPA as of January 1, 2023. The CCPA, as amended and modified by the CPRA, gives California residents the right to access, delete and opt out of certain sharing of their information, and imposes penalties for failure to comply. Numerous other U.S. states have proposed, and in certain cases enacted, similar general privacy legislation.

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

The market price of our ordinary shares has historically been highly volatile, and has been particularly volatile in recent years. For example, since February 1, 2020, the trading price of our common stock ranged from a low of $36.02 to a high of $227.59 and was $83.42 at the close of trading on July 31, 2023. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter ending July 31, 2023, the following director adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 21, 2023, Christopher Paisley, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time up to of an aggregate of 12,000 of our ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 28, 2024, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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

AMBARELLA, INC.

Date: September 08, 2023	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 08, 2023	By:	/s/ Brian C. White
Brian C. White
Chief Financial Officer