Form 10-Q
period 2023-10-31
AMBARELLA INC
filed 2023-12-08
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

The number of ordinary shares of the Registrant outstanding as of November 30, 2023 was 40,248,073 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	October 31,	January 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$143,787	$113,541
Marketable debt securities	78,549	93,322
Accounts receivable, net	22,968	51,987
Inventories	30,783	40,486
Restricted cash	7	8
Prepaid expenses and other current assets	3,728	5,288
Total current assets	279,822	304,632
Property and equipment, net	10,917	11,814
Deferred tax assets, non-current	22,952	19,276
Intangible assets, net	58,805	58,497
Operating lease right-of-use assets, net	5,760	8,339
Goodwill	303,625	303,625
Other non-current assets	2,748	4,012
Total assets	$684,629	$710,195
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	9,298	17,845
Accrued and other current liabilities	57,991	56,655
Operating lease liabilities, current	3,553	3,539
Income taxes payable	2,391	4,112
Deferred revenue, current	2,596	1,311
Total current liabilities	75,829	83,462
Operating lease liabilities, non-current	2,316	5,097
Other long-term liabilities	14,696	15,548
Total liabilities	92,841	104,107
Commitments and contingencies (Note 13)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2023 and January 31, 2023, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 40,229,267 and 39,043,000 shares issued and outstanding at October 31, 2023 and January 31, 2023, respectively	18	18
Additional paid-in capital	667,313	572,076
Accumulated other comprehensive loss	(1,219)	(492)
Retained earnings (accumulated deficit)	(74,324)	34,486
Total shareholders’ equity	591,788	606,088
Total liabilities and shareholders' equity	$684,629	$710,195

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue	$50,595	$83,096	$174,858	$254,285
Cost of revenue	20,612	31,418	68,894	94,996
Gross profit	29,983	51,678	105,964	159,289
Operating expenses:
Research and development	53,702	52,864	163,060	151,892
Selling, general and administrative	18,246	18,944	55,750	58,213
Total operating expenses	71,948	71,808	218,810	210,105
Loss from operations	(41,965)	(20,130)	(112,846)	(50,816)
Other income, net	1,900	1,433	3,923	1,493
Loss before income taxes	(40,065)	(18,697)	(108,923)	(49,323)
Provision (benefit) for income taxes	1,645	1,112	(113)	4,958
Net loss	$(41,710)	$(19,809)	$(108,810)	$(54,281)
Net loss per share attributable to ordinary shareholders:
Basic	$(1.04)	$(0.51)	$(2.74)	$(1.42)
Diluted	$(1.04)	$(0.51)	$(2.74)	$(1.42)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	40,053,251	38,582,584	39,710,248	38,185,421
Diluted	40,053,251	38,582,584	39,710,248	38,185,421

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(41,710)	$(19,809)	$(108,810)	$(54,281)
Other comprehensive loss, net of tax:
Net unrealized losses on investments	(289)	(1,041)	(727)	(1,043)
Other comprehensive loss, net of tax	(289)	(1,041)	(727)	(1,043)
Comprehensive loss	$(41,999)	$(20,850)	$(109,537)	$(55,324)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained Earnings
	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Total
Balance--January 31, 2023	39,043,000	$18	$572,076	$(492)	$34,486	$606,088
Issuance of shares through employee equity plans	467,996	—	5,198	—	—	5,198
Issuance of shares through employee stock purchase plan	80,207	—	4,448	—	—	4,448
Stock-based compensation expense	—	—	26,249	—	—	26,249
Other comprehensive gain - net of tax	—	—	—	110	—	110
Net loss	—	—	—	—	(35,902)	(35,902)
Balance--April 30, 2023	39,591,203	18	607,971	(382)	(1,416)	606,191
Issuance of shares through employee equity plans	279,568	—	553	—	—	553
Stock-based compensation expense	—	—	27,320	—	—	27,320
Other comprehensive loss - net of tax	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	(31,198)	(31,198)
Balance--July 31, 2023	39,870,771	18	635,844	(930)	(32,614)	602,318
Issuance of shares through employee equity plans	286,684	—	334	—	—	334
Issuance of shares through employee stock purchase plan	71,812	—	3,486	—	—	3,486
Stock-based compensation expense	—	—	27,649	—	—	27,649
Other comprehensive loss - net of tax	—	—	—	(289)	—	(289)
Net loss	—	—	—	—	(41,710)	(41,710)
Balance--October 31, 2023	40,229,267	$18	$667,313	$(1,219)	$(74,324)	$591,788

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained Earnings
	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Total
Balance--January 31, 2022	37,302,818	$17	$447,287	$—	$99,872	$547,176
Issuance of shares through employee equity plans	736,516	—	8,589	—	—	8,589
Issuance of shares through employee stock purchase plan	43,545	—	3,250	—	—	3,250
Stock-based compensation expense	—	—	26,155	—	—	26,155
Net loss	—	—	—	—	(10,822)	(10,822)
Balance--April 30, 2022	38,082,879	17	485,281	—	89,050	574,348
Issuance of shares through employee equity plans	323,572	—	1,204	—	—	1,204
Stock-based compensation expense	—	—	26,211	—	—	26,211
Other comprehensive loss - net of tax	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(23,650)	(23,650)
Balance--July 31, 2022	38,406,451	17	512,696	(2)	65,400	578,111
Issuance of shares through employee equity plans	278,687	—	386	—	—	386
Issuance of shares through employee stock purchase plan	61,041	—	3,386	—	—	3,386
Stock-based compensation expense	—	—	27,365	—	—	27,365
Other comprehensive loss - net of tax	—	—	—	(1,041)	—	(1,041)
Net loss	—	—	—		(19,809)	(19,809)
Balance--October 31, 2022	38,746,179	$17	$543,833	$(1,043)	$45,591	$588,398

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(108,810)	$(54,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,402	14,426
Amortization (accretion) of premium (discount) on marketable debt securities, net	(957)	(281)
Stock-based compensation	82,796	82,051
Deferred income taxes	(3,676)	755
Other non-cash items, net	1,066	28
Changes in operating assets and liabilities:
Accounts receivable	29,019	(4,249)
Inventories	9,703	(176)
Prepaid expenses and other current assets	1,539	80
Other non-current assets	105	841
Accounts payable	(8,553)	(2,044)
Accrued and other current liabilities	6,938	2,813
Income taxes payable	(1,721)	2,537
Deferred revenue	171	(378)
Operating lease liabilities	(2,940)	(3,254)
Other long-term liabilities	(26)	135
Net cash provided by operating activities	23,056	39,003
Cash flows from investing activities:
Purchase of investments	(34,433)	(87,641)
Sales of investments	5,222	756
Maturities of investments	44,310	—
Purchase of tangible and intangible assets	(10,047)	(13,023)
Escrow claim associated with business acquisition	—	749
Net cash provided by (used in) investing activities	5,052	(99,159)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,912	6,834
Payment for intangible assets	(4,775)	(4,887)
Net cash provided by financing activities	2,137	1,947
Net increase (decrease) in cash, cash equivalents and restricted cash	30,245	(58,209)
Cash, cash equivalents and restricted cash at beginning of period	113,549	171,053
Cash, cash equivalents and restricted cash at end of period	$143,794	$112,844
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,499	$1,340
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$6,868	$1,239

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

A substantial portion of the Company’s revenue is derived from sales through its two major distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as its non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Hakuto Co., Ltd., or Hakuto, a Japan distributor, and to one ODM, Chicony Electronics Co., Ltd., or Chicony, which manufactures devices incorporating the Company’s solutions on behalf of multiple end-customers. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 14 for additional information regarding revenue and credit concentration with these customers.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of October 31, 2023 and January 31, 2023, restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	October 31, 2023	January 31, 2023	October 31, 2022	January 31, 2022
	(in thousands)
Cash and cash equivalents	$143,787	$113,541	$112,837	$171,043
Restricted cash	7	8	7	10
Total as presented in the condensed consolidated statements of cash flows	$143,794	$113,549	$112,844	$171,053

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

	As of October 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$1,649	$—	$—	$1,649
Commercial paper	22,963	—	—	22,963
Corporate bonds	40,667	7	(642)	40,032
Asset-backed securities	17,269	—	(256)	17,013
U.S. government securities	22,491	—	(328)	22,163
Total cash equivalents and marketable debt securities	$105,039	$7	$(1,226)	$103,820

	As of January 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$7,872	$—	$—	$7,872
Commercial paper	18,333	—	—	18,333
Corporate bonds	23,472	50	(224)	23,298
Asset-backed securities	18,753	44	(149)	18,648
U.S. government securities	33,256	22	(235)	33,043
Total cash equivalents and marketable debt securities	$101,686	$116	$(608)	$101,194

The following table provides the breakdown of unrealized losses as of October 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of October 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$29,661	$(406)	$9,098	$(236)	$38,759	$(642)
Asset-backed securities	9,550	(87)	7,463	(169)	17,013	(256)
U.S. government securities	14,761	(185)	7,402	(143)	22,163	(328)
Total marketable debt securities at loss position	$53,972	$(678)	$23,963	$(548)	$77,935	$(1,226)

As of January 31, 2023, there were no debt securities with unrealized losses for more than twelve months.

	As of
	October 31, 2023	January 31, 2023
	(in thousands)
Included in cash equivalents	$25,271	$7,872
Included in marketable debt securities	78,549	93,322
Total cash equivalents and marketable debt securities	$103,820	$101,194

The contractual maturities of the investments at October 31, 2023 and January 31, 2023 were as follows:

	As of
	October 31, 2023	January 31, 2023
	(in thousands)
Due within one year	$39,736	$48,016
Due in 1 - 5 years	64,084	52,414
Due in 5 - 7 years	—	764
Total cash equivalents and marketable debt securities	$103,820	$101,194

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net, in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets. The credit-related losses were not material for the three and nine months ended October 31, 2023 and 2022, respectively.

Interest income, including amortization of premiums and accretion of discounts related to the investments, as well as realized gains and losses from sales of the investments are recorded in other income, net, in the condensed consolidated statements of operations. For the three months ended October 31, 2023 and 2022, interest income and realized gains and losses, net, were approximately $1.3 million and $0.7 million, respectively. For the nine months ended October 31, 2023 and 2022, interest income and realized gains and losses, net, were approximately $3.5 million and $0.8 million, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of October 31, 2023 and January 31, 2023, respectively:

	As of October 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$1,649	$1,649	$—	$—
Commercial paper	22,963	—	22,963	—
Corporate bonds	40,032	—	40,032	—
Asset-backed securities	17,013	—	17,013	—
U.S. government securities	22,163	—	22,163	—
Total cash equivalents and marketable debt securities	$103,820	$1,649	$102,171	$—

	As of January 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$7,872	$7,872	$—	$—
Commercial paper	18,333	—	18,333	—
Corporate bonds	23,298	—	23,298	—
Asset-backed securities	18,648	—	18,648	—
U.S. government securities	33,043	—	33,043	—
Total cash equivalents and marketable debt securities	$101,194	$7,872	$93,322	$—

3. Inventories

Inventories at October 31, 2023 and January 31, 2023 consisted of the following:

	As of
	October 31, 2023	January 31, 2023
	(in thousands)
Work-in-progress	$19,016	$26,023
Finished goods	11,767	14,463
Total	$30,783	$40,486

4. Property and Equipment, Net

Depreciation expense was approximately $1.2 million and $1.0 million for the three months ended October 31, 2023 and 2022, respectively, and was approximately $3.5 million and $2.8 million for the nine months ended October 31, 2023 and 2022, respectively. Property and equipment at October 31, 2023 and January 31, 2023 consisted of the following:

	As of
	October 31, 2023	January 31, 2023
	(in thousands)
Computer hardware and software	$22,869	$20,733
Tools and equipment	8,174	8,325
Furniture and fixtures	1,347	1,311
Leasehold improvements	3,414	3,295
Construction in progress	422	513
	36,226	34,177
Less: accumulated depreciation and amortization	(25,309)	(22,363)
Total property and equipment, net	$10,917	$11,814

5. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of October 31, 2023, approximately $8.5 million was recorded in accrued and other current liabilities and $9.8 million was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of October 31, 2023 and January 31, 2023 were as follows:

	As of October 31, 2023			As of January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$44,340	$(12,584)	$31,756	$34,128	$(6,319)	$27,809
Developed technology	21,200	(6,204)	14,996	21,200	(3,932)	17,268
Customer relationships	13,200	(2,933)	10,267	13,200	(1,833)	11,367
Trade name	2,500	(714)	1,786	2,500	(447)	2,053
Total intangible assets, net	$81,240	$(22,435)	$58,805	$71,028	$(12,531)	$58,497

During the nine months ended October 31, 2023, there were approximately $12.5 million of software licenses purchased and approximately $2.2 million of software licenses retired. The amortization expense associated with software licenses was approximately $3.1 million and $2.0 million for the three months ended October 31, 2023 and 2022, respectively, and was approximately $8.5 million and $5.2 million for the nine months ended October 31, 2023 and 2022, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $1.2 million for the three months ended October 31, 2023 and 2022, respectively, and was approximately $3.6 million and $3.6 million for the nine months ended October 31, 2023 and 2022 respectively. As of October 31, 2023, the Company has not commenced amortization with respect to approximately $9.4 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to these intangible assets as of October 31, 2023 is as follows:

As of
October 31, 2023
Fiscal Year	(in thousands)
2024 (3 months remaining)	$4,188
2025	14,841
2026	12,479
2027	7,609
2028	6,081
Thereafter	13,607
Total future amortization expenses:	$58,805

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that they may be impaired. There were no goodwill and intangible asset impairments for the three and nine months ended October 31, 2023 and 2022, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at October 31, 2023 and January 31, 2023 consisted of the following:

	As of
	October 31, 2023	January 31, 2023
	(in thousands)
Accrued employee compensation	$14,851	$22,152
Accrued product development costs	27,819	19,433
Software license liabilities, current	8,466	7,059
Other accrued liabilities	6,855	8,011
Total accrued and other current liabilities	$57,991	$56,655

The timing of SoC development and invoicing from outside foundries usually results in the fluctuation of accrued product development costs. For the accrued employee compensation, approximately $5.6 million of annual bonus was paid in the first quarter of fiscal year 2024, of which $1.1 million was paid in cash and $4.5 million was settled with restricted stock units.

7. Leases

The Company enters into various operating leases for its worldwide facilities. The operating lease expense was approximately $1.0 million and $1.0 million for the three months ended October 31, 2023 and 2022, respectively, and was approximately $2.8 million and $2.8 million for the nine months ended October 31, 2023 and 2022, respectively. The Company's short-term leases and finance leases were not material as of October 31, 2023 and January 31, 2023, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2023	October 31, 2023
	(in thousands)
Cash paid for operating leases included in operating cash flows	$947	$2,940
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	51	171

As of October 31, 2023, the weighted average remaining lease term is 1.95 years, and the weighted average discount rate is 3.62 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
October 31, 2023
Fiscal Year	(in thousands)
2024 (3 months remaining)	$936
2025	3,353
2026	1,364
2027	289
2028	100
Thereafter	—
Total future annual minimum lease payments	6,042
Less: interest	(173)
Total lease liabilities	$5,869

8. Other Long-Term Liabilities

Other long-term liabilities at October 31, 2023 and January 31, 2023 consisted of the following:

	As of
	October 31, 2023	January 31, 2023
	(in thousands)
Unrecognized tax benefits, including interest	$3,848	$3,770
Deferred tax liabilities, non-current	1,018	1,120
Software license liabilities, non-current	9,827	9,614
Other long-term liabilities	3	1,044
Total other long-term liabilities	$14,696	$15,548

9. Capital Stock

Preference shares

Since the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively.

Ordinary shares

As of October 31, 2023 and January 31, 2023, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of
	October 31, 2023	January 31, 2023
Shares reserved for options, restricted stock and restricted stock units under equity plans	4,783,996	5,822,819
Shares reserved for employee stock purchase plan	2,834,384	2,986,403

Stock repurchase program

On May 26, 2023, the Company’s Board of Directors approved an extension of the Company's existing share repurchase program for an additional twelve months through June 30, 2024. There were no ordinary shares repurchased in the nine months ended October 31, 2023. As of October 31, 2023, there was approximately $49.0 million available for repurchases under the current repurchase program through June 30, 2024. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

10. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation:
Cost of revenue	$868	$360	$2,694	$1,071
Research and development	17,898	18,741	54,809	53,775
Selling, general and administrative	8,643	9,000	25,293	27,205
Total stock-based compensation	$27,409	$28,101	$82,796	$82,051

As of October 31, 2023, approximately $1.4 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at October 31, 2023 was $8.3 million and is expected to be recognized over a weighted-average period of 1.45 years. Total unrecognized compensation cost related to unvested restricted stock units at October 31, 2023 was approximately $188.0 million and is expected to be recognized over a weighted-average period of 2.56 years.

On October 17, 2023, the Company entered into a separation agreement and release with Mr. Brian White, the Company’s Chief Financial Officer, associated with his retirement for his continued service through January 31, 2024 ("the separation date"). The agreement provides for acceleration of vesting of 24,559 shares of equity awards and compensation of $693,000 which is expected to be settled through the issuance of restricted stock units. As a result, the Company expects to recognize approximately $1.9 million of additional stock-based compensation expense through the separation date, of which $0.2 million has been recognized in the three months ended October 31, 2023.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Employee stock purchase plan awards:
Volatility	54%	72%	56%	81%
Risk-free interest rate	5.49%	3.78%	5.11%	2.32%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2023	484,791	$42.18
Exercised	(65,188)	23.62		$3,418
Forfeited	(926)	42.59
Expired	(1,064)	74.33
Outstanding at October 31, 2023	417,613	45.00			3.68	$2,584
Exercisable at October 31, 2023	358,750	$46.30			3.15	$1,790

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on October 31, 2023 was $44.99, as reported by The Nasdaq Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2023	2,573,359	$86.81
Granted	1,190,375	71.77
Vested	(969,060)	78.11
Forfeited	(128,201)	76.31
Unvested at October 31, 2023	2,666,473	$83.76

As of October 31, 2023, the aggregate intrinsic value of unvested restricted stock units was $120.0 million.

11. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(41,710)	$(19,809)	$(108,810)	$(54,281)
Denominator:
Weighted-average ordinary shares - basic	40,053,251	38,582,584	39,710,248	38,185,421
Weighted-average ordinary shares - diluted	40,053,251	38,582,584	39,710,248	38,185,421
Net loss per ordinary share:
Basic	$(1.04)	$(0.51)	$(2.74)	$(1.42)
Diluted	$(1.04)	$(0.51)	$(2.74)	$(1.42)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Options to purchase ordinary shares	214,595	314,645	242,277	351,595
Restricted stock units	1,560,921	1,408,315	1,374,705	1,549,473
Employee stock purchase plan	17,373	10,231	11,649	10,899
	1,792,889	1,733,191	1,628,631	1,911,967

12. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Loss before income taxes	$(40,065)	$(18,697)	$(108,923)	$(49,323)
Provision (benefit) for income taxes	1,645	1,112	(113)	4,958
Effective tax rate	(4.1)%	(6.0)%	0.1%	(10.1)%

The Company recorded an expense for income taxes of $1.6 million for the three months ended October 31, 2023 and a benefit for income taxes of $0.1 million for the nine months ended October 31, 2023, respectively. For the three and nine months ended October 31, 2022, the Company recorded an expense for income taxes of $1.1 million and $5.0 million, respectively. The increase in income tax expense for the three months ended October 31, 2023, as compared to the same period in the prior fiscal year, was primarily due to an increase in non-deductible stock-based compensation. The decrease in income tax expense for the nine months ended October 31, 2023 was primarily due to the tax benefit from the release of a $4.0 million valuation allowance on the deferred tax assets of Oculii Corp, or Oculii, partially offset by an increase in the proportion of profits generated in higher tax jurisdictions.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, using a “more likely than not” standard. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. During the second quarter of fiscal year 2024, based on all available positive and negative evidence, the Company determined it was appropriate to release the valuation allowance on Oculii’s US federal deferred tax assets. The Company recognized a $3.6 million tax benefit in the first half of fiscal year 2024 as a result of the valuation allowance release. The Company recognized an additional $0.4 million tax benefit during the three months ended October 31, 2023.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2023, the gross amount of unrecognized tax benefits was approximately $22.6 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate significant changes to its uncertain tax positions during the next twelve months.

13. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of October 31, 2023 and January 31, 2023, total manufacturing purchase commitments were approximately $26.2 million and $43.6 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers and records the liabilities in accrued and other current liabilities in the condensed consolidated balance sheets. The liabilities for these purchase commitments were immaterial as of October 31, 2023 and were approximately $2.9 million as of January 31, 2023.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of October 31, 2023, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of October 31, 2023 and January 31, 2023, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of October 31, 2023 and January 31, 2023, there were no accruals for contingent liabilities related to such matters recorded in the condensed consolidated balance sheets.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Taiwan	$27,179	$51,306	$91,295	$150,595
Asia Pacific	14,300	15,309	45,378	54,724
Europe	2,869	5,310	9,058	18,472
North America other than United States	5,032	8,870	24,407	21,930
United States	1,215	2,301	4,720	8,564
Total revenue	$50,595	$83,096	$174,858	$254,285

Substantially all of the Company’s property and equipment were located in the Asia Pacific region, United States and Europe. As of October 31, 2023, the net amount of these fixed assets located in these regions was approximately $5.7 million, $3.9 million and $1.3 million, respectively. As of January 31, 2023, the net amount of these fixed assets located in these regions was approximately $6.3 million, $4.0 million and $1.5 million, respectively.

Major Customers

For the three months ended October 31, 2023, the customers representing 10% or more of revenue were WT, Hakuto and Chicony, which accounted for approximately 53.7%, 12.0% and 11.7% of total revenue, respectively. For the nine months ended October 31, 2023, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 52.2% and 13.9% of total revenue, respectively. For the three and nine months ended October 31, 2022, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 61.6% and 10.7% of total revenue for the three months ended October 31, 2022, respectively, and accounted for approximately 59.1% and 11.6% of total revenue for the nine months ended October 31, 2022, respectively. Accounts receivable with WT, Chicony and Hakuto were approximately $8.1 million, $6.0 million and $1.1 million as of October 31, 2023, respectively.

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

Volume production may begin within 9 to 18 months after a design win, but could be longer in certain markets, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. In general, design cycles will be longer in the OEM automotive and industrial and robotics markets than in the IoT markets. Once our solutions have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Conversely, a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product. Even if we obtain a design win and our SoC remains a component through the life cycle of a customer’s product, the volume and timing of actual sales of our SoCs to the customer depend upon the production, release and market acceptance of that product, none of which are within our control. An IoT product typically has a life cycle of 6 to 24 months. We anticipate that product life cycles will typically be longer than 24 months in the OEM automotive and industrial and robotics markets, as new product introductions occur less frequently in these markets.

Financial Highlights

•
We recorded revenue of $50.6 million and $174.9 million for the three and nine months ended October 31, 2023, respectively. This represented decreases of 39.1% and 31.2%, respectively, as compared to the same periods in the prior fiscal year. The decreases in revenue were primarily attributable to lower product unit shipments as a result of customer inventory level reduction efforts, as well as lower nonrecurring engineering (NRE) project services. The decreased revenues from lower product shipments were partially offset by continued adoption of our CV-based solutions, which have higher average selling prices than non-CV solutions.
•
We recorded operating losses of $42.0 million and $112.8 million for the three and nine months ended October 31, 2023, respectively, as compared to operating losses of $20.1 million and $50.8 million for the three and nine months ended October 31, 2022, respectively. The increased operating losses were primarily due to decreased revenue and gross profit, as well as increased operating expenses. The increased operating expenses primarily related to higher chip tape-out costs and engineering-related expenses associated with the progress, complexity and number of chips in development, as well as higher compensation expenses including severance charges associated with a workforce reduction.
•
We generated cash flows from operating activities of $23.1 million for the nine months ended October 31, 2023, as compared to $39.0 million for the nine months ended October 31, 2022. The lower cash flows from operating activities were primarily attributable to higher net loss adjusted for certain non-cash items, and a decrease in liabilities associated with the timing of payments to our suppliers, partially offset by higher collections of accounts receivable associated with the timing of sales and decreased inventory purchases due to lower demand from customers.

Factors Affecting Our Performance

Impact of Global Supply Chain Conditions on Our Business. Uncertainty in customer demand as well as the worldwide economy, in general, have increased volatility in our sales and revenues, primarily owing to uncertainty around demand for semiconductor products. Some customers have indicated they are reducing their inventory levels, as some component lead times contract toward normal levels, which has reduced and may continue to reduce demand for our products. Uncertain market demand may be exacerbating these customers’ inventory reduction efforts. Supply chain issues can impact our business as they relate to both our suppliers and our customers. With respect to our suppliers, we have in the past experienced supply constraints for certain chips from Samsung Electronics Corporation and we may in the future experience similar issues. With respect to our customers, to the extent customers face supply chain issues with other components needed to pair with our products in order to produce their end products, such customers may delay future orders of our products or hold inventory of our products for longer periods of time. We believe that our customers are making progress with their inventory reduction efforts, and we expect conditions to return to more stability in future periods.

Ability to Capitalize on AI and Computer Vision Trends. We expect that AI and computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IoT, automotive, industrial and robotics markets. As a result, we believe that our ability to develop advanced AI computer vision technology, enable and support customer product development in emerging applications, such as ADAS, advanced blind spot detection, object detection, classification and tracking, people recognition, retail analytics, and machine learning, and gain customer acceptance of our technology platform and solutions will be critical to our future success. Moreover, achieving design wins, particularly for computer vision-centric applications in the IoT, automotive, industrial and robotics markets, is vital to our ability to generate revenue growth. As such, we closely monitor our design wins with our customers. However, a design win may not successfully materialize into revenue, and even if it does result in revenue, the amount generated by each design win can vary significantly.

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

Continued Concentration of Revenue by End Market. Historically, our revenue has been significantly concentrated in a small number of end markets and we developed technologies to provide solutions for new markets as they emerged. Since fiscal year 2018, the IoT markets and automotive markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that continued expansion into new markets is required to facilitate revenue growth and customer diversification. We have recently introduced solutions to address emerging applications and markets, such as the incorporation of AI and computer vision functionalities for AI-enabled security cameras, AI-based driving applications and industrial and robotics markets. While we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our concentration in a limited number of markets may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Revenue	$50,595	$83,096	$174,858	$254,285
Cost of revenue	20,612	31,418	68,894	94,996
Gross profit	29,983	51,678	105,964	159,289
Operating expenses:
Research and development	53,702	52,864	163,060	151,892
Selling, general and administrative	18,246	18,944	55,750	58,213
Total operating expenses	71,948	71,808	218,810	210,105
Loss from operations	(41,965)	(20,130)	(112,846)	(50,816)
Other income, net	1,900	1,433	3,923	1,493
Loss before income taxes	(40,065)	(18,697)	(108,923)	(49,323)
Provision (benefit) for income taxes	1,645	1,112	(113)	4,958
Net loss	$(41,710)	$(19,809)	$(108,810)	$(54,281)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	41	38	39	37
Gross profit	59	62	61	63
Operating expenses:
Research and development	106	64	93	60
Selling, general and administrative	36	23	32	23
Total operating expenses	142	87	125	83
Loss from operations	(83)	(25)	(64)	(20)
Other income, net	4	2	2	1
Loss before income taxes	(79)	(23)	(62)	(19)
Provision (benefit) for income taxes	3	1	—	2
Net loss	(82)%	(24)%	(62)%	(21)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IoT OEMs, IoT ODMs, automotive OEMs or Tier-1 automotive suppliers, either directly or through our distributors. In recent years, our SoC solutions have been primarily used in IoT camera markets, such as IP security, automotive video recorder, drone and wearable cameras. Although we expect these human viewing camera markets to continue to generate revenue for the foreseeable future, we have recently introduced new SoCs targeting emerging AI and computer vision applications in the IoT, automotive, industrial and robotics markets. For the nine months ended October 31, 2023, we derived a substantial portion of our revenue from sales made indirectly through one of our distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and to one ODM, Chicony Electronics Co., Ltd., or Chicony, which manufactures devices incorporating our solutions on behalf of multiple end-customers.

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

Other Income, Net

Other income, net, consists primarily of interest income and yields from our cash deposits and debt security investments, realized gains and losses from equity and debt security investments, subsidies granted by foreign governments, as well as gains and losses from foreign currency transactions and remeasurements.

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

Comparison of the Three and Nine Months Ended October 31, 2023 and 2022

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$50,595	$83,096	$(32,501)	(39.1)%	$174,858	$254,285	$(79,427)	(31.2)%

Revenue decreased for the three and nine months ended October 31, 2023, as compared to the same periods in the prior fiscal year, primarily due to lower product unit shipments as a result of customer inventory level reduction efforts, as well as lower NRE project services. The decreased revenues from lower product shipments were partially offset by continued adoption of our CV-based solutions, which have higher average selling prices than non-CV solutions.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$20,612	$31,418	$(10,806)	(34.4)%	$68,894	$94,996	$(26,102)	(27.5)%
Gross profit	29,983	51,678	(21,695)	(42.0)%	105,964	159,289	(53,325)	(33.5)%
Gross margin	59.3%	62.2%	—	(2.9)%	60.6%	62.6%	—	(2.0)%

Cost of revenue decreased for the three and nine months ended October 31, 2023, as compared to the same periods in the prior fiscal year, primarily due to lower product unit shipments associated with lower revenue and reversals of adverse purchase commitments recognized in prior periods as a result of favorable changes in contract terms and business alternatives. The decreases were partially offset by increased assembly costs and higher amortization of intangible assets. For the nine months ended October 31, 2023, the decrease in cost of revenue was also partially offset by higher inventory reserves on excess inventory due to lower demand outlook.

Gross margin decreased for the three and nine months ended October 31, 2023, as compared to the same periods in the prior fiscal year, primarily due to unfavorable product mix and lower NRE project services, as well as higher indirect costs associated with assembly cost and amortization of intangible assets, partially offset by reversals of adverse purchase commitments recognized in prior periods and sales of inventory that were previously reserved. For the nine months ended October 31, 2023, the gross margin was also negatively impacted by higher inventory reserves.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$53,702	$52,864	$838	1.6%	$163,060	$151,892	$11,168	7.4%

Research and development expense increased for the three and nine months ended October 31, 2023, as compared to the same periods in the prior fiscal year, primarily due to approximately $1.2 million and $7.7 million, respectively, of additional SoC development cost and engineering-related expenses associated with the complexity, progress and number of chips in development. The increases were also attributable to approximately $0.7 million of severance charges associated with a workforce reduction in the third quarter of fiscal year 2024. Personnel costs, including stock-based compensation, employee benefits and incentive bonus, decreased by approximately $1.1 million for the three months ended October 31, 2023 as a result of lower headcount while increased by approximately $2.7 million for the nine months ended October 31, 2023.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$18,246	$18,944	$(698)	(3.7)%	$55,750	$58,213	$(2,463)	(4.2)%

Selling, general and administrative expense decreased for the three and nine months ended October 31, 2023, as compared to the same periods in the prior fiscal year, primarily due to approximately $0.4 million and $1.0 million, respectively, of lower traveling, sales support and facility-related expenses. The decreases were also attributable to approximately $0.5 million lower personnel costs for the three months ended October 31, 2023 as a result of lower headcount and approximately $1.7 million of lower stock-based compensation for the nine months ended October 31, 2023 associated with an acceleration of certain equity awards in the first quarter of fiscal year 2023 that did not recur in fiscal year 2024. The decreases were partially offset by approximately $0.1 million of severance charges associated with a workforce reduction in the third quarter of fiscal year 2024.

Other Income, Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Other income, net	$1,900	$1,433	$467	32.6%	$3,923	$1,493	$2,430	162.8%

The increases in other income, net, for the three and nine months ended October 31, 2023, as compared to the same periods in the prior fiscal year, were primarily due to $1.4 million and $4.5 million, respectively, of additional yields and interest income from our debt security investments and cash deposits. The increases were partially offset by an approximately $0.7 million of lower other income associated with lower subsidies from a foreign government and increased interest expenses associated with software license purchases, as well as $0.3 million of net losses from foreign currency remeasurements. For the nine months ended October 31, 2023, the increase was also negatively impacted by an approximately $1.2 million impairment recognized in the second quarter of fiscal year 2024 relating to an equity investment.

Provision (Benefit) for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$1,645	$1,112	$533	47.9%	$(113)	$4,958	$(5,071)	(102.3)%
Effective tax rate	(4.1)%	(6.0)%	—	1.9%	0.1%	(10.1)%	—	10.2%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The increase in income tax expense for the three months ended October 31, 2023, as compared to the same period in the prior fiscal year, was primarily due to an increase in non-deductible stock-based compensation. The decrease in income tax expense for the nine months ended October 31, 2023 was primarily due to the tax benefit from the release of a $4.0 million valuation allowance on the deferred tax assets of Oculii Corp, or Oculii, partially offset by an increase in the proportion of profits generated in higher tax jurisdictions.

Liquidity and Capital Resources

As of October 31, 2023 and January 31, 2023, we had cash, cash equivalents and marketable debt securities of approximately $222.3 million and $206.9 million, respectively. We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. As of October 31, 2023, these securities had a fair value of approximately $103.8 million with unrealized losses of approximately $1.2 million caused by market fluctuations. For the three and nine months ended October 31, 2023, there was approximately $1.3 million and $3.5 million, respectively, of interest and other income related to the debt security investments recorded in other income, net in the condensed consolidated statements of operations. The current inflationary environment in the United States and resulting high interest rates have not had a material impact on our investment portfolio and financial position.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$23,056	$39,003
Net cash provided by (used in) investing activities	5,052	(99,159)
Net cash provided by financing activities	2,137	1,947
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,245	$(58,209)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the nine months ended October 31, 2023, as compared to the same period in the prior fiscal year, primarily attributable to higher net loss adjusted for certain non-cash items, and a decrease in liabilities associated with the timing of payments to our suppliers, partially offset by higher collections of accounts receivable associated with the timing of sales and decreased inventory purchases due to lower demand from customers.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities decreased for the nine months ended October 31, 2023, as compared to the same period in the prior fiscal year, primarily attributable to approximately $53.2 million of less cash outflow for debt securities due to the timing of investment, $48.8 million of cash receipts from maturities and sales of our debt security investments, as well as $3.0 million less in payments for purchase of property, equipment and licenses, partially offset by a $0.7 million claim from an acquisition escrow account in fiscal year 2023 that did not recur in fiscal year 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased for the nine months ended October 31, 2023, as compared to the same period in the prior fiscal year, primarily due to approximately $0.1 million less in payments for the purchase of licenses.

Stock Repurchase Program

No ordinary shares were repurchased during the three and nine months ended October 31, 2023. On May 26, 2023, our Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2024. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. As of October 31, 2023, there was approximately $49.0 million remaining available for repurchases under the repurchase program through June 30, 2024.

Operating and Capital Expenditure Requirements

As of October 31, 2023, we had cash, cash equivalents and marketable debt securities on hand of approximately $222.3 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we expand our business activities and implement and enhance our information technology platforms. As we expand our operations, we may require more working capital. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities or borrowing funds commercially, we may become subject to covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of October 31, 2023, we had purchase obligations with our independent contract manufacturers of $26.2 million.

Intangible Assets

During the nine months ended October 31, 2023, we entered into several noncancelable on-premise internal-use software license agreements for product design. As of October 31, 2023, the total estimated future undiscounted cash payments for these licenses were approximately $7.5 million, of which $2.9 million will be paid within 12 months and the remaining $4.6 million will be paid within 12 to 36 months.

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

Off-Balance Sheet Arrangements

As of October 31, 2023, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2023 and January 31, 2023, we had cash, cash equivalents and marketable debt securities totaling $222.3 million and $206.9 million, respectively. Our cash is deposited in checking accounts with reputable financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, commercial paper, corporate bonds, asset-backed securities and U.S. government securities. Our cash is held primarily for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to preserve capital, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may have an impact on the interest income and the fair market value of those securities. To minimize this risk, we maintain our portfolio in a variety of debt securities with high liquidity and low credit risk. The current inflationary environment in the United States and resulting high interest rates have generated high interest income and have not had a material negative impact on our investment portfolio and financial position to date. We do not enter into investments for trading or speculative purposes. As of October 31, 2023, a hypothetical 10% change in interest rates would not have a material impact on our interest income or investment fair value. The liquidity risk and the risk associated with fluctuating interest rates are limited to our investment portfolio.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of October 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•
We rely on various third-party vendors, service providers and contractors in the operation of our business.
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

Our business has been, and may in the future be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments caused, and may again cause, disruption to our operations. We have had to impose remote or work from home conditions at different times for varying periods of time in most of our offices. Approximately 340 of our employees are located in Taiwan and approximately 225 employees are located in China, and lengthy closures of these offices could significantly disrupt our software engineering and customer support operations. In addition, we and our suppliers, third-party distributors and customers have been, and may in the future again be, disrupted by quarantines and restrictions on certain employees’ ability to perform their jobs, office closures or restrictions, disruptions to shipping infrastructure, or other travel or health-related restrictions. Moreover, if there is a significant COVID-19 outbreak that impacts Samsung’s ability to manufacture our SoCs or our third-party contractors’ ability to assemble, test and ship our products, we could experience delays or reductions in our ability to ship products to our customers.

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

Our customers typically do not provide us with firm, long-term purchase commitments. A substantial majority of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and often without penalty to them. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix. As a result of a number of factors, including longer manufacturing times for our products and increased demand from customers during fiscal year 2023, we increased our inventory levels. In recent periods, some customers have indicated they are reducing their inventory levels of our products, which may reduce such customers’ demand for our products in future quarters.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2023, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Chicony Electronics Co., Ltd., or Chicony, one ODM which manufactures devices incorporating our solutions on behalf of multiple end-customers, accounted for approximately 57% and 12% of total revenue, respectively. For the nine months ended October 31, 2023, the customers representing 10% or more of revenue were WT and Chicony, which accounts for approximately 52% and 14% of total revenue, respectively. In addition, we believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 47% of our total revenue in fiscal year 2023 and accounted for approximately 54% of our total revenue for the nine months ended October 31, 2023. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Security breaches and incidents, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures, and we may face difficulties or delays in identifying and otherwise responding to any security breach or incident. Moreover, remote work by our personnel and remote access to our systems have increased significantly, which also increases our cybersecurity risk profile. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. Our policies and security measures cannot guarantee security, and our IT infrastructure, including our networks and systems, may be vulnerable to security breaches and incidents, cyber-attacks, or fraud. Third parties have attempted, and will likely continue to attempt, to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties or create system disruptions. Computer programmers and hackers also may be able to deploy viruses, worms and other malicious software programs that attack our information systems and cause disruptions of our business. For portions of our IT infrastructure, we rely on products and services provided by third parties. These third-party providers may also experience breaches, incidents, and attacks compromising or otherwise impacting their products, and their products may contain security vulnerabilities, each of which could impact our systems. Data security breaches and incidents may also result from non-technical means, including, for example, intentional malfeasance or negligence by an employee or contractor. Any data security breach or incident or theft, misuse, loss, unavailability or other unauthorized processing of this information, or the perception that any of these matters has occurred, could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, regulatory investigations and other proceedings, litigation by affected parties and possible penalties, damages, and other liabilities, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We may also encounter errors resulting in corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as product development, customer support, processing purchase orders and invoices, product distribution, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. Due to political uncertainty and military actions associated with the ongoing hostility between Russia and Ukraine, we and our vendors, contractors, and other third parties we work with are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems and operations.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $204.9 million, $167.3 million and $140.8 million in fiscal years 2023, 2022 and 2021, respectively. For the nine months ended October 31, 2023, our research and development expense was $163.1 million. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target new markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

We are likely to incur the costs associated with any increased investments earlier than some of the anticipated benefits, and the return on these investments, if any, may be lower, may develop more slowly than we expect or may not materialize. If we are unable to manage growth effectively, we may not be able to take advantage of market opportunities or develop new solutions, and we may fail to satisfy customer product or support requirements, maintain product quality, execute our business plan or respond to competitive pressures.

Deterioration of the financial conditions of our customers could adversely affect our operating results.

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the fiscal year ended January 31, 2023, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 57% and 12% of total revenue, respectively. For the nine months ended October 31, 2023, the customers representing 10% or more of revenue were WT and Chicony, which accounts for approximately 52% and 14% of total revenue, respectively. As of October 31, 2023, accounts receivable with WT and Chicony were approximately $8.1 million and $6.0 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

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
•
regional economic instability;
•
geopolitical instability and military conflicts, including the ongoing conflicts in Ukraine and the Middle East;
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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 79%, 86% and 88% of our total revenue in fiscal years 2023, 2022 and 2021, respectively. For the nine months ended October 31, 2023, sales to customers in Asia accounted for approximately 78% of our total revenue. Certain prior quarter amounts of revenue by geographic region have been adjusted to reflect the appropriate bill-to location for the related revenue. These adjustments did not impact the total revenues in any of the periods presented. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of October 31, 2023, we had approximately $103.8 million in money market funds and debt security investments. The debt security investments consisted of commercial paper, corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March 2023, Silicon Valley Bank (SVB) was closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. At the time of closing on March 10, 2023, we had cash deposits with SVB of approximately $17.0 million. We also had cash equivalents and marketable debt security investments residing in custodial accounts held by U.S. Bank for which SVB Asset Management was the investment advisor until March 15, 2023. While we were able to recover all deposited amounts from SVB, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 57%, 62% and 63% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2023, 2022 and 2021, respectively, and approximately 52% of our revenue was derived from sales through WT for the nine months ended October 31, 2023. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have significant business operations in Taiwan, including approximately 340 employees, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

Our future effective tax rates could be adversely affected if our earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, re-organization or restructuring of our businesses, changes in our corporate structure, including the effect of acquisitions on our legal structure, by tax costs related to intercompany realignments, tax effects of share-based compensation, expiration of or lapses in tax incentives, or by changes in tax laws, regulations, accounting principles or interpretations thereof. For example, changes in tax laws, including the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or Tax Act, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. The Tax Act requires complex computations not previously provided in U.S. tax law. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. In August 2022, the U.S. enacted the Inflation Reduction Act of 2022, or IRA, which includes a new 15% corporate minimum tax as well as a 1% excise tax on the fair value of corporate stock repurchases made by U.S. corporations and certain foreign corporations after December 31, 2022. We do not expect the IRA to have a material impact on our financial statements.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, Germany, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, over the last several years, the Organization for Economic Co-operation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project and has been issuing guidelines and proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Many of these changes have been or are in the process of being adopted by numerous countries and could materially and adversely affect our provision for income taxes. In 2021, more than 140 countries tentatively signed on to a framework that imposes a global minimum tax of 15%. The Council of the European Union has adopted this initiative for enactment by European Union member states, with implementation into the domestic laws of those states by the end of 2023, for fiscal years starting on or after December 31, 2023 for multinationals that meet the annual threshold of at least EUR 750 million of consolidated revenues. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our effective tax rate, operating results, and cash flow.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2023 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2024 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares, which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares, which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Changes in our United States federal income tax classification, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.

The Tax Act may have changed the consequences to U.S. shareholders that own, or are considered to own, as a result of certain attribution rules, 10% or more of the voting power or value of the stock of a non-U.S. corporation (a 10% U.S. shareholder) under the U.S. federal income tax law applicable to owners of U.S. controlled foreign corporations, or CFCs.

Prior to the Tax Act, we did not believe that we, or any of our non-U.S. subsidiaries, were considered a CFC, which is a determination made daily based on whether the 10% U.S. shareholders together own, or are considered to own under the attribution rules, more than 50% of the voting power or value of a non-U.S. corporation. Under the Tax Act, however, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries may be classified as CFCs with respect to any single 10% U.S. shareholder, even without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than 50% of the voting power or value of the Company. Our 10% or greater U.S. shareholders should consult their individual tax advisors for advice regarding the Tax Act's revision to the U.S. federal income tax law applicable to owners of CFCs.

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

The market price of our ordinary shares has historically been highly volatile, and has been particularly volatile in recent years. For example, since February 1, 2020, the trading price of our common stock ranged from a low of $36.02 to a high of $227.59 and was $44.99 at the close of trading on October 31, 2023. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter ending October 31, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1*	Separation Agreement entered into by Ambarella Corp. with Brian White dated October 17, 2023.

10.2*	Employment letter entered into by Ambarella Corp. with John Young dated October 17, 2023.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

AMBARELLA, INC.

Date: December 8, 2023	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 8, 2023	By:	/s/ Brian C. White
Brian C. White
Chief Financial Officer