Form 10-K
period 2024-01-31
AMBARELLA INC
filed 2024-03-29
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2023, was approximately $2.6 billion based upon the closing price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of March 22, 2024: 40,962,191 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Factors that could affect such forward-looking statements include, but are not limited to, risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; economic factors beyond our control, including risks associated with high inflation and recessionary concerns; geopolitical factors beyond our control, including tensions between the United States and China and the ongoing hostility between Russia and Ukraine; the potential impact of pandemics and endemics, such as the COVID-19 pandemic, on our operations or the operations of our supply chain or our customers; our ability to timely produce sufficient quantities of our products on a cost-effective basis through our third-party vendors; the commercial success of our customers’ products; our growth strategy; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions, including our ability to license software modules; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate; our expectations regarding the adoption of computer vision technology; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K; and those discussed in other documents we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

Incorporated in 2004, we have primarily served human-viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. We are now leveraging our human-viewing heritage to pursue the machine sensing market. Our recent development efforts have focused on creating advanced AI inference technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and other types of sensors, such as 4D radar. This category of AI technology is known as computer vision (CV), or edge inference AI, and our AI inference SoCs integrate our state-of-the-art video processor technology together with our recently developed deep learning neural network processing technology, which we refer to as CVflow®. The CVflow-architecture supports a variety of AI inference algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, and terrain mapping. Our latest third generation CVflow technology enables us to address incremental and computationally intense AI applications for deep fusion, deep planning, and large language models (LLMs), as well as to efficiently process transformer AI networks. In addition, CVflow can process other sensor modalities, including lidar, radar, time of flight, thermal and near infrared (NIR), and allows customers to differentiate their products by porting their own or third party neural networks and/or classical computer vision algorithms to our CVflow-based SoCs. Our AI technology is creating opportunities for us to address a broader range of markets and applications while also allowing us to capture more content per electronic system.

Our new CV3 AI central domain controller family of SoCs is specifically architected for automated driving applications. In addition to offering our existing advanced camera perception processing, CV3 adds sensor fusion and planning layers that enable a broader set of fully-automated devices. Our recently announced N1 SoC is capable of running LLM inferencing with models up to 34 billion parameters, enabling a range of AI applications in IoT devices, including industrial robotics, intelligent healthcare imaging and diagnostics, edge AI servers running multi-modal LLMs, and autonomous fleet telematics.

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

Industry Background and Target Markets

Computer vision functionality has historically been executed with graphics processing units (GPU), field programmable gate-arrays (FPGA) or general purpose microprocessors (CPU) in servers or data centers. This approach requires large amounts of data to be transported from an end-point electronic system or device into the network infrastructure, where the data may be stored, processed, and then sent back to the end point, creating added delay, power consumption and incremental expense from data communications, server processing and storage. In some applications, unacceptable levels of latency are introduced by the transportation of this data, minimizing or, in some cases, eliminating the utility of the product. In addition, this approach often requires personal information to be transmitted from the end-point device to the network infrastructure, potentially raising privacy and security concerns.

We believe the AI inference end-point market, sometimes referred to as the system’s edge, requires a fundamentally different SoC architecture versus the GPU, FPGA and CPU approach commonly used in the data center. Our CV SoCs are optimized for the requirements of the edge inference market to provide highly accurate results, significant processing power, small form factor and minimal latency while consuming very low amounts of power and simultaneously delivering both human viewing and computer vision functionality, often while supporting multiple cameras and multiple AI inference applications with a single SoC incorporated in an end-point device. In addition, privacy and security can be enhanced, as critical personal information may not need to enter the network infrastructure.

Our first AI SoC was introduced in 2018 and the CV3 SoC integrates our third generation CVflow technology. Our development efforts are now focused on SoCs that provide both human viewing and computer vision functionality. With the acquisition of Oculii, we complement our advanced camera perception capabilities with advanced radar perception to enable higher levels of autonomy.

We are focusing on the automotive and Internet-of-Things (IoT) end markets that require increasingly sophisticated AI inference workloads and processing performance:

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

•
Other IoT Applications. Cameras for the enterprise, home, public spaces and consumer leisure applications that provide HD video quality increasingly include embedded connectivity to share and display video. Our low power, high-resolution and connected solutions can be found in a variety of cameras, including wearable body cameras, sports action cameras, social media cameras, drones for capturing aerial video or photographs, video conferencing and virtual reality applications.

Our Competitive Strengths

Our platform technology solutions provide performance attributes that satisfy the stringent demands of the camera market, enable integration of HD video and image capture capabilities in portable devices, and provide computer vision capabilities that address the evolving needs of the automotive and IoT markets. We believe that our leadership is the result of our competitive strengths, including:

•
Proprietary AI, Radar and Computer Vision Architecture. Our proprietary AI processing architecture, known as CVflow, uses a flexible hardware engine programmed with a high level algorithm description to achieve increased performance while minimizing die size and power consumption. The CVflow architecture specifies data flow connections between a set of optimized AI and computer vision operators, such as the convolution and matrix multiply functions that are specifically optimized for deep learning algorithms. The CVflow architecture supports a variety of AI, radar and computer vision algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, and stereo object detection. Our latest third generation CVflow technology enables us to efficiently process transformer AI networks, which are an enabling technology for next generation automotive and generative AI markets. CVflow also allows customers to differentiate their products by porting their own algorithms and neural networks to our SoCs.
•
Deep Sensor Fusion. Ambarella provides AI perception processing for cameras and software that enables efficient HD 4D radar perception. Our CV3 SoC family implements centralized camera and radar perception processing on the same SoC, allowing data from all camera and radar sensors in the sensor suite to be fused at a deeper data level, which we believe will facilitate improved levels of perception accuracy.
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

Central Domain Controller. Our CV3-AD685, the first production version of the CV3 family of automotive AI domain controllers, targets L2+ to L4 autonomous vehicles and advanced robots. Its next-generation CVflow® AI engine includes neural network processing that is 20x faster than the previous generation of CV2 SoCs, along with additional general vector processing capabilities to provide the overall performance required for full autonomous driving (AD) stack processing, including computer vision, HD 4D radar, deep fusion and planning. It also integrates advanced image processing, a dense stereo and optical flow engine, Arm® Cortex® A78AE and R52 CPUs, an automotive GPU for visualizations, and a hardware security module (HSM). The CV3-AD685 is an “algorithm first” architecture that provides support for the entire AD software stack.

CVflow SoCs. Our AI architecture, incorporated into our CV family of SoCs, extracts and processes data from video streams, enabling our customers to develop intelligent camera systems. These SoCs combine advanced image processing, high-resolution video encoding and CVflow AI processing in a single, low-power design to enable a new class of smart edge devices for applications including smart home security, retail monitoring, consumer robotics, and occupancy monitoring. Some of our CVflow SoCs are manufactured to satisfy the functional safety requirements of the automotive market. Our third generation CVflow-based SoCs enable efficient processing or transformer AI networks, which are an enabling technology for next generation automotive and generative AI markets.

AI Neural Processor. Based on our proprietary architecture, our N1 SoC provides highly-efficient AI performance for neural network computation in combination with a general vector processor (GVP), an advanced image processor, a dense stereo and optical flow engine, and a GPU, in a single SoC. The N1 is designed for implementing industrial robotics, smart cities, intelligent healthcare imaging and diagnostics, multi-camera AI processing hub, edge AI servers running multi-modal LLMs, and autonomous fleet telematics.

Vision Processor SoCs. Our video and image processing SoCs integrate an advanced image sensor pipeline (ISP), H.264 and/or H.265 encoders, and a powerful ARM CPU for advanced analytics, flight control, WiFi streaming, and other user applications. Our unique architecture and advanced process node technology lower power consumption while maintaining high performance for security camera and consumer applications such as connected drones, sports cameras, and 360º (VR) cameras.

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

Software Modules. We separately license proprietary software modules that can be used in conjunction with a customer’s internally developed software and/or with third-party software. Features that may be licensed include functionality for a variety of automotive applications, including dataloggers, ADAS and autonomous driving systems, eMirrors and in-cabin applications. Additionally, our neural-network image signal processing (NN-ISP) software module improves low light imaging in security camera applications.

The chart below describes our current product lines:

Product Portfolio

CVflow AI Processor Families CVflow

Ambarella CV2
- CVflow - 4X perf.
- 4KP60 H.265, H.264
- Quad Arm® A53
- 6 Camera Inputs
- Stereovision
- 10 nm

Ambarella CV5
- CVflow - 3.5X perf.
- 8KP60 H.264, H.265
- Dual Core Arm® A76
- 14 Camera Inputs
- 5 nm

Ambarella CV72
- CVflow® - 3rd generation
- 4KP60
- General vector processor for classical computer vision
- Dual Arm® Cortex® A76

Ambarella CV28
- CVflow - 0.25X perf.
- 4K H.265, H.264
- Dual Core Arm® A53
- 3 Camera Inputs
- 10 nm

Ambarella CV25
- CVflow - 0.5X perf.
- 4K H.265, H.264
- Quad Arm® A53
- 3 Camera Inputs
- 10 nm

Ambarella CV22
- CVflow - 1X perf.
- 4KP60 H.265, H.264
- Quad Arm® A53
- 2 Camera Inputs
- 10 nm

Automotive CVflow Processor Families CVflow

Ambarella CV2FS
- CVflow - 1.8X perf.
- 4KP30 H.264
- Quad Arm® A53
- 3 Camera Inputs
- Optical Flow
- ASIL C
- 10 nm

Ambarella CV22FS
- CVflow - 1X perf.
- 4KP30 H.264
- Quad Arm® A53
- 3 Camera Inputs
- ASIL C

Automotive Central Domain Controller CVflow

Ambarella CV3-AD685
- CVflow® - 3rd generation
- Over 40x AI performance compared to previous generation CV2 SoC
- General vector processor for classical computer vision and radar processing
- Up to 16 Arm® Cortex® -A78AE CPUs
- Stereo and Optical Flow
- Automotive GPU
- Hardware Security Module
- ASIL B(D)
- 5 nm

Ambarella CV3-AD655
- 1/3 NN processing power of AD685
- Eight Arm® Cortex® -A78AE, Dual Cortex-R52 CPUs
- ASIL B, ASIL D safety island
- GPU

Ambarella CV3-AD635
- 1/6 NN processing power of AD685
- Four Arm® Cortex® -A78AE, Dual Cortex-R52 CPUs
- ASIL B, ASIL D safety island
- GPU

AI Neural Processor Family CVflow

Ambarella N1
- CVflow® - 3rd generation
- Over 40x AI performance compared to previous generation CV2 SoC
- General vector processor for classical computer vision
- Up to 16 Arm® Cortex® -A78AE CPUs
- Up to 24x+ 1080P30 Decode
- Generative AI with up to 34-billion Parameter LLM support
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

Automotive Transceiver / Receivers

Ambarella B8

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

Complete SoC, System Software, AD Software Stack, AI Development Tools, Reference Designs
System Integration Expertise
Enable safety-critical auto applications
Functional Safety Design Methodology
Enabling HD Video plus AI in edge devices
Low Power Design Methodology
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

CVflow

Our proprietary AI computer vision processing architecture, known as CVflow®, uses a flexible hardware engine programmed with a data flow graph algorithm description to achieve increased performance while minimizing die size and power consumption. This description allows the hardware to maximize use of its resources by exploiting all available parallelism without software intervention. The CVflow architecture specifies data flow connections between a set of optimized AI and computer vision operators, such as the convolution and matrix multiply functions that are used for deep learning algorithms. Our CVflow engine is also capable of running large language model inferencing, with models up to 34 billion parameters run on a single N-1 SoC. The CVflow architecture also supports a variety of other algorithms, including radar processing, stereo obstacle detection and sensor fusion. Our third generation CVflow-based SoCs enable efficient processing or transformer AI networks, which are an enabling technology for next generation automotive and generative AI markets. Our platform allows customers to differentiate their products by porting and optimizing their own algorithms and neural networks to our CVflow-based chips using industry-standard training tools and APIs.

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

Compatible Family of SoC Solutions

Our current SoC designs integrate our fully-programmable and highly-efficient CVflow architecture, UHD image processing and video compression, applications processing and system functions onto a single chip, delivering exceptional performance, quality and power efficiency with differentiated features. Our multi-core DSP architecture is highly scalable and balances software programmability with hardware-accelerated performance to achieve extremely low power consumption and maximized camera battery life. We have used this scalability to develop an extensive family of software compatible SoCs with a wide range of performance and price points (CV28, CV25, CV22, CV2, CV2FS, CV5, CV72, CV3 AD685, and CV-3 High Dev). This scalable, programmable architecture provides our customers with the flexibility they need to quickly develop a wide range of differentiated products. Additionally, our SoCs integrate mixed signal (analog/digital) functionality and high speed interfaces required for interfacing to advanced high-speed CMOS sensors and industry standard interfaces such as PCI-E, USB 3.2 and HDMI 2.0. Our next generation CV3 family extends our CVflow architecture to cover L2+/L3/L4 autonomous driving and other high performance safety critical applications. The CV3 family will cover multiple performance and price points with a software compatible SDK.

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

Sales to customers in Asia accounted for approximately 79%, 79%, and 86% of our total revenue in the fiscal years ended January 31, 2024, 2023, and 2022, respectively. Certain prior year amounts of revenue by geographic region have been adjusted to reflect the appropriate bill-to location for the related revenue. These adjustments did not impact the total revenues in any of the years presented. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. To date, all of our sales have been denominated in U.S. dollars.

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

In fiscal year 2024, the customers representing 10% or more of revenue were WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Chicony Electronics Co., Ltd., or Chicony, one ODM that manufactures devices incorporating our solutions on behalf of multiple end-customers, which accounted for approximately 53% and 14% of total revenue, respectively. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue.

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

Our sales are generally made pursuant to purchase orders received approximately four to 30 weeks prior to the scheduled product delivery date, depending upon agreed terms with our customers and the current manufacturing lead time at the time the purchase order is received. These purchase orders may not be cancelled without our written consent. Our standard warranty provides that our SoCs containing defects in materials, workmanship or performance may be returned for a refund of the purchase price or for replacement, at our discretion. We may agree to different warranty terms with specific customers from time to time.

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

Research and Development

We believe our technology is a competitive advantage and we engage in substantial research and development efforts to develop new products and integrate AI computer vision capabilities into our HD and UHD video processing solutions. We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. As of January 31, 2024, approximately 75% of our employees are engaged in research and development. Our research and development team is comprised of both semiconductor and software designers. Our semiconductor design team has extensive experience in large-scale semiconductor design, including architecture description, logic and circuit design, implementation and verification. Our software design team has extensive experience in development and verification of software for the HD video market. Because the integration of hardware and software is a key competitive advantage of our solutions, our hardware and software design teams work closely together throughout the product development process. The experience of our hardware and software design teams enables us to effectively assess tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented in hardware and in software.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2024, we had 344 issued patents in the United States, 123 of which were continuation or divisional patents, 10 issued patents in Europe, 8 issued patents in China, 8 issued patents in Japan and 64 pending patent applications in the United States. The issued patents in the United States expire beginning in 2024 through 2042. Our issued patents and pending patent applications primarily relate to image and video processing and HD video compression, AI processing, system level camera, and radar perception applications spanning multiple market segments.

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

As of January 31, 2024, we employed a total of 915 people, including 253 in the United States, 581 in Asia, primarily 343 in Taiwan and 224 in China, and 81 in Europe. Approximately 75% of our employees are engaged in research and development, 2% in operations, and 23% in sales, marketing and administration. As of January 31, 2024, women represented 29% of our independent directors, 19% of senior management, 17% of our technical roles, and 20% of our total workforce. Of our total employee workforce, approximately 37% is represented by a work council in Taiwan. The work council group, which is common in Taiwan, is comprised of employees elected by the general employee base in that location. We consider our global employee relations to be good. Despite employees working in geographically disparate locations and differences in cultures, we strive to treat all employees as part of one team working together. Our Chief Executive Officer holds quarterly town hall style meetings with employees of all of our offices to keep employees apprised of company activities and objectives and to provide an opportunity for all employees to meet and ask questions. All employees receive training in the prevention of sexual harassment and abusive conduct in the workplace.

Our human capital resources objectives include attracting and retaining talented and experienced employees. We utilize multiple online search tools, specialized recruiting firms, employee referral programs and university hires to ensure a varied outreach approach for candidates. We are committed to ensuring the human rights of our worldwide workforce and treating all employees with dignity and respect. We offer a combination of competitive base salary, time-based equity incentives and bonus plans linked to financial and strategic performance that are designed to motivate and reward personnel with annual grants of stock-based and cash-based incentive compensation awards, plus other benefits, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve both our short and long-term objectives. We offer competitive benefits tailored to local markets and laws and designed to support employee health, welfare and retirement; examples of such benefits include paid time off; 401(k), pension or other retirement plans; an employee stock purchase plan; basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; health savings and flexible spending accounts; relocation assistance; and employee assistance programs. Approximately 90% of eligible U.S. employees participate in our 401(k) plan, and 91% of eligible employees participated in the most recent offering period of our employee stock purchase plan.

The average tenure of our employees is approximately 7.6 years and approximately 31% of our employees have been employed by us for more than 10 years. We believe our compensation and benefits packages, combined with our culture that promotes teamwork, innovation and hands-on experience from the first day of employment, contribute to low employee turnover and an above-average tenure. We monitor employee turnover rates by region and our company as a whole. Our worldwide voluntary employee turnover rate in fiscal year 2024 was approximately 5.6%.

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
•
We are subject to risks associated with our distributors’ product inventories.
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

Uncertain risks relating to the adoption, use or application of emerging technologies, including artificial intelligence, by our customers and in our business, could adversely impact our financial results and result in reputational harm and liability.

Many of our products support AI functionality implemented in our customers’ products, such as object detection, classification and tracking, image processing, and terrain mapping. Our latest generation of products also enable us to address computationally intense AI applications for deep fusion, deep planning, and large language models (LLMs) in edge devices. The adoption of AI solutions may not develop in the manner or in the time periods we anticipate and, as the markets for AI solutions are still developing, demand for these products may be unpredictable and vary significantly from one period to another. These factors may adversely impact demand for our AI related products. In addition, compliance with evolving government regulations worldwide related to AI may increase the costs related to the development of AI products and solutions and limit global adoption, which may also adversely impact demand for our AI related products.

Concerns relating to the responsible use of AI in our and our customers’ products may result in reputational and financial harm and liability. AI poses emerging ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we or our customers enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial, we may experience reputational harm, competitive harm or legal liability.

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

We are focusing our development resources on addressing computer vision applications, primarily in the automotive and IoT markets. The application of computer vision functionality in these markets is relatively new, and we may be unable to predict the timing or development of these markets with accuracy. For example, a slower than expected adoption rate for AI technology in automotive or IP security camera applications could slow the demand for our new solutions. Similarly, changes in the projected growth rate for ADAS or autonomous driving technology in the automotive market due to government regulations or changes in consumer preferences could negatively impact demand for our solutions. If our key target markets do not grow, grow slower, or do not develop in ways that we currently expect, demand for our SoCs may not materialize as expected, and our business and operating results could suffer.

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

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions including reductions in market activity due to pandemics, adverse changes in our product order mix and fluctuating demand for our customers’ products. Even after an order is received, our customers may cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2024, two customers represented 10% or more of our revenue. WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Chicony Electronics Co., Ltd., or Chicony, one ODM which manufactures devices incorporating our solutions on behalf of multiple end-customers, accounted for approximately 53% and 14% of total revenue, respectively. In addition, we believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 51% of our total revenue in fiscal year 2024. We believe that our operating results in the near term will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Security breaches and incidents, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures, and we may face difficulties or delays in identifying and otherwise responding to any security breach or incident. Moreover, remote work by our personnel and remote access to our systems have increased significantly, which also increases our cybersecurity risk profile. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. Our policies and security measures cannot guarantee security, and our IT infrastructure, including our networks and systems, may be vulnerable to security breaches and incidents, cyber-attacks, or fraud. Third parties have attempted, and will likely continue to attempt, to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties or create system disruptions. Computer programmers and hackers also may be able to deploy viruses, worms and other malicious software programs that attack our information systems and cause disruptions of our business. For portions of our IT infrastructure, we rely on products and services provided by third parties. These third-party products and services relate to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these third-party providers. These third-party service providers are subject to similar, and in certain cases greater, security threats than we face. These third-party providers may also experience breaches, incidents, and attacks compromising or otherwise impacting their products, and their products may contain security vulnerabilities, each of which could impact our systems, and unauthorized access to the systems of our cloud-based service providers, any other security breaches or incidents impacting such systems, or the existence of computer viruses, ransomware or other malicious code in their data or software could expose us to a risk of loss, misappropriation, unavailability and other unauthorized processing of information. Data security breaches and incidents may also result from non-technical means, including, for example, intentional malfeasance or negligence by an employee or contractor. Any data security breach or incident or theft, misuse, loss, unavailability or other unauthorized processing of this information, or the perception that any of these matters has occurred, could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, regulatory investigations and other proceedings, litigation by affected parties and possible penalties, damages, and other liabilities, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We may also encounter or be subject to bugs, errors, or hacking or other events resulting in system interruptions or other disruptions, corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as product development, customer support, processing purchase orders and invoices, product distribution, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. Due to conflicts and geopolitical events such as the ongoing hostility between Russia and Ukraine, we and our vendors, contractors, and other third parties we work with are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems and operations.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $215.1 million, $204.9 million and $167.3 million in fiscal years 2024, 2023 and 2022, respectively. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target key markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the fiscal year ended January 31, 2024, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 53% and 14% of total revenue, respectively. As of January 31, 2024, accounts receivable with WT and Chicony were approximately $10.3 million and $7.0 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results would be negatively impacted.

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

Pandemics, epidemics, or other widespread public health crises have had, and may in the future have, an adverse impact upon our business, results of operations, and financial condition.

A future pandemic, epidemic, health crisis, or other outbreak of disease, including the emergence of new COVID-19 variants, may negatively and materially impact our business, results of operations, and financial condition, due to:

•
a global economic recession or depression that could significantly reduce demand and/or prices for our products;
•
reduced productivity in our product development, operations, marketing, sales, and other activities;
•
government mandates, guidance, or recommendations regarding shutdown, closures, or other restrictions;
•
disruptions to our supply chain;
•
disruption of normal ordering patterns of our customers;
•
higher rate of losses on our accounts receivable due to credit defaults; or
•
volatility in our stock price.

The COVID-19 pandemic created worldwide uncertainty and significantly and negatively impacted the global economy which caused significant uncertainty and volatility in global financial markets and the trading prices for the common stock of technology companies, including ours. As a result of the pandemic, from time to time government authorities imposed lockdowns and other restrictions. The pandemic impacted our workforce and the operations of our customers and suppliers. In response to the pandemic and related government measures, we implemented safety measures to protect our employees and contractors at our locations around the world.

The potential impact that a future pandemic, epidemic, health crisis, or other outbreak of disease, including the emergence of new COVID-19 variants, could have on our business, results of operations, and financial condition, and on the other risk factors described in this “Risk Factors” section, remain unclear and difficult to predict.

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

Climate change and climate change-related policies and regulations may have a long-term impact on our business.

Global climate change is causing, and is projected to continue to cause, an increase in the frequency and intensity of certain natural disasters and adverse weather, such as drought, wildfires, severe storms, sea-level rise, flooding, heat waves and cold waves, occurring more frequently or with greater intensity. Such extreme events are driving changes in market dynamics, and local, national and international policies and regulations, which could result in disruptions to us, our suppliers, customers, and employees. These disruptions could make it more difficult and costly for us to deliver our products, obtain components or other supplies through our supply chain, maintain, or resume operations or perform other critical corporate functions, and could reduce customer demand for our products.

The increasing concern over climate change could also result in shifting customer preferences. If we fail to manage changes in customer expectations in an effective manner, demand for our products could diminish, and our financial performance could suffer. Additionally, new laws or regulations enacted to address climate change that are more stringent than current legal or regulatory requirements may increase our compliance burdens and costs, including indirect costs that are passed on to us from our customers or suppliers. Climate change also may reduce the availability or increase the cost of insurance for negative impacts of natural disasters by contributing to an increase in the frequency and severity of such natural disasters. Ultimately, the impacts of climate change, whether involving physical risks (such as disruptions resulting from climate-related events) or transition risks (such as regulatory changes, changes in market dynamics or increased operating costs, including the cost of insurance) are expected to be widespread and unpredictable and may materially adversely affect our business and financial results.

Risks Related to Our Financial Performance or Results

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our ordinary shares to decline.

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. It is also possible that our normal seasonal patterns will be impacted by ongoing macroeconomic uncertainty, lingering effects of pandemics, supply chain disruptions and semiconductor capacity shortages, including the buildup of inventory by customers in response to such shortages, and continued high inflation. In future periods, our forecasted or actual revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

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
•
volatility in our effective tax rate;
•
general socioeconomic and political conditions in the countries where we operate or where our products are sold or used, including recent macroeconomic volatility, pandemics or widespread public health problems, U.S.-China relations and the conditions in Hong Kong; and
•
costs associated with litigation, especially related to intellectual property.

Moreover, the semiconductor industry has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of consumers. For example, the semiconductor industry recently experienced significant shortages of capacity, which resulted in a lengthening of the manufacturing lead time for our products and could be impacting the normal forecasting and ordering patterns of our customers. In recent periods, some customers have indicated they are reducing their inventory levels as lead times for semiconductor chips and other components used by customers shrink, which has reduced, and may continue to reduce, such customers’ demand for our products in future periods. We expect these cyclical conditions to continue. As a result, our quarterly operating results are difficult to predict, even in the near term. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenue. If revenue levels are below our expectations, we may experience material adverse impacts on our business, including declines in margins, profitability and cash flows, or incur losses.

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

The rapidly evolving nature of the markets in which we sell our solutions, combined with substantial uncertainty concerning how these markets may develop, the considerable amount of time our customers generally take to evaluate our solutions, and other factors beyond our control, limits our ability to accurately forecast quarterly or annual revenue. In the recent years, we expanded our staffing and increased our expenditures in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses and declines in our cash reserves due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue. Continued or persistent losses may require us to obtain additional capital that may not be available on reasonable terms or at all.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 79%, 79% and 86% of our total revenue in fiscal years 2024, 2023 and 2022, respectively. Certain prior year amounts of revenue by geographic region have been adjusted to reflect the appropriate bill-to location for the related revenue. These adjustments did not impact the total revenues in any of the years presented. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of January 31, 2024, we had approximately $106.1 million in money market funds and debt security investments and $7.0 million in fixed deposit accounts. The debt security investments consisted of commercial paper, corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the pandemics or widespread public health problems, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March 2023, Silicon Valley Bank (SVB) was closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. At the time of closing on March 10, 2023, we had cash deposits with SVB of approximately $17.0 million. We also had cash equivalents and marketable debt security investments residing in custodial accounts held by U.S. Bank for which SVB Asset Management was the investment advisor until March 15, 2023. While we were able to recover all deposited amounts from SVB, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

Risks Related to Our Dependence on Third Parties

We do not have long-term supply contracts with our third-party manufacturing vendors, and they may not allocate sufficient capacity to us at reasonable prices to meet future demands for our solutions.

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The ability of our foundry vendors to provide us with a product, which is solely sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors have provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. Moreover, availability of foundry capacity at our primary foundry vendor has tightened recently, which could limit the volume of products we can produce and/or delay production of new products, both of which would negatively impact our business and operations. Similarly, our assembly vendors have recently experienced shortages of certain substrates necessary for the production of our solutions, which has negatively impacted the production time of our devices. If these conditions continue for a substantial period or worsen, our ability to meet our anticipated demand for our solutions could be impacted which, in turn, could negatively impact our operations and financial results.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 53%, 57% and 62% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have significant business operations in Taiwan, including 343 employees as of January 31, 2024, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

We are subject to disclosure and compliance requirements associated with being a public company, including but not limited to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. Compliance with Section 404 requires a significant amount of time, expenses and diversion of internal resources. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to maintain effective controls over financial reporting, we could be subject to sanctions or investigations by The Nasdaq Global Select Market, the SEC, or other regulatory authorities. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our ordinary shares.

We have identified a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could materially and adversely affect our business, results of operations, financial condition, and stock price.

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

In connection with the preparation of our consolidated financial statements, a material weakness was identified in our internal control over financial reporting as of January 31, 2024. We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have tax personnel with the appropriate skills and level of experience to assess complicated tax matters, and we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and recognition and measurement of deferred tax assets. This material weakness resulted in immaterial errors to the provision for income taxes, deferred tax assets, income taxes payable, and income tax disclosures which were adjusted in our consolidated financial statements for the fiscal year ended January 31, 2024. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.

The material weakness did not result in a material misstatement to the current fiscal year’s consolidated financial statements. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in implementing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Even if this material weakness is quickly remedied, or if we or our auditors discover an additional material weakness in our internal controls, the market’s confidence in our financial statements could decline and our stock price may be harmed. In addition, our failure to maintain effective controls over financial reporting could subject us to sanctions or investigations by The Nasdaq Global Select Market, the SEC, or other regulatory authorities. Irrespective of compliance with Section 404, this and any other failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our ordinary shares.

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

Our operations are subject to certain taxes, such as income and transaction taxes, in the Cayman Islands, the United States, China, Hong Kong, Japan, Italy, Germany, South Korea, Taiwan and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. In particular, past proposals have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections, which may include us. For example, previously proposed legislation has considered treating certain foreign corporations as U.S. domestic corporations (and therefore taxable on all of their worldwide income) if the management and control of the foreign corporation occurs, directly or indirectly, primarily within the United States. If such legislation were enacted, we could, depending on the precise form, be subject to U.S. taxation notwithstanding our domicile outside the United States. In addition, over the last several years, the Organization for Economic Co-operation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project and has been issuing guidelines and proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Many of these changes have been or are in the process of being adopted by numerous countries and could materially and adversely affect our provision for income taxes. In 2021, more than 140 countries tentatively signed on to a framework that imposes a global minimum tax of 15%. The Council of the European Union has adopted this initiative, which has been implemented into the domestic laws of some jurisdictions for fiscal years starting on or after December 31, 2023 for multinationals that meet the annual threshold of at least EUR 750 million of consolidated revenues. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our effective tax rate, operating results, and cash flow.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2024 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2025 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares, which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares, which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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

Prior to the Tax Act, we did not believe that we, or any of our non-U.S. subsidiaries, were considered a CFC, which is a determination made daily based on whether the 10% U.S. shareholders together own, or are considered to own under the attribution rules, more than 50% of the voting power or value of a non-U.S. corporation. Under the Tax Act, however, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries may be classified as CFCs with respect to any single 10% U.S. shareholder, even without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than 50% of the voting power or value of the Company. Our 10% or greater U.S. shareholders should consult their individual tax advisors for advice regarding the Tax Act’s revision to the U.S. federal income tax law applicable to owners of CFCs.

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

The market price of our ordinary shares has historically been highly volatile, and has been particularly volatile in recent years. For example, since February 1, 2020, the trading price of our common stock ranged from a low of $36.02 to a high of $227.59 and was $52.56 at the close of trading on January 31, 2024. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Our operations and those of our manufacturers are vulnerable to interruption caused by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, pandemics, and regional health issues, earthquakes, fires, severe storms, floods and other negative impacts from climate change, power losses, telecommunications failures, terrorist attacks, wars, Internet failures and other events beyond our control. Our operations could also be disrupted by geopolitical conditions, particularly in Taiwan or China, where the majority of our employees are located. Any disruption in our services or operations could result in a reduction in revenue, delay product development and R&D, or result in a claim for substantial damages against us, regardless of whether we are responsible for that failure. If remote or work from home conditions were to continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay Area and Taiwan. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats. We have designed and implemented an Incident Response Plan for cybersecurity and related processes that are overseen by our IT and management team. Our information security management system is ISO 27001 certified. In addition, our cybersecurity program leverages industry frameworks, including certain of those established by the National Institute of Standards and Technology (NIST).

We regularly assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect our information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing procedures, systems, and safeguards in place to manage such risks. Our cybersecurity risk management program is integrated into our overall risk management scheme by seeking to identify and mitigate those cybersecurity threats that are more likely to lead to a material impact on our business.

Our cybersecurity risk management program also seeks to manage cybersecurity risks associated with our use of third-party service providers through risk assessments and contractual obligations on such service providers.

Our IT management team, with oversight from our Board of Directors and Nominating and Corporate Governance Committee as well as members of our management team, including our Chief Operating Officer, Chief Financial Officer and General Counsel, are primarily responsible for assessing and managing our material risks from cybersecurity threats.

We also engage consultants or other third parties in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as in monitoring and testing our safeguards.

Governance

Our Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to the Nominating and Corporate Governance Committee oversight of cybersecurity matters and other policies and internal controls regarding information security risks. The Nominating and Corporate Governance Committee oversees management’s implementation of our cybersecurity risk management program.

The Board of Directors and the Nominating and Corporate Governance Committee receive presentations and reports on cybersecurity, which address a range of topics including recent developments, evolving standards, the threat environment, cybersecurity systems testing and vulnerability assessments, and the Company’s practices and policies to manage risks. Management reports to the Nominating and Corporate Governance Committee on cybersecurity matters and materials risks, if any, from cybersecurity threats. Our Nominating and Corporate Governance Committee provides updates to the Board of Directors on such reports. The Nominating and Corporate Governance Committee also receives notice of any significant cybersecurity incidents, as well as ongoing updates regarding any such incident until it has been addressed.

Our management team, including our IT management team, are responsible for day-to-day implementation, assessment, and management of our cybersecurity risk assessment and management processes. The IT management team has primary responsibility for our overall cybersecurity risk management program, including monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents, and works in partnership with our other business leaders, including our Chief Operating Officer, Chief Financial Officer and General Counsel. Our IT management team supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our Senior Director of IT has served in various roles in information technology and information security for over 25 years.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to a team of business leaders, including, but not limited to, our Chief Operating Officer, Chief Financial Officer and General Counsel. This team of business leaders works with our incident response team to help determine the severity of the impact of a cybersecurity incident, as well as to help mitigate and remediate cybersecurity incidents of which they are notified.

As part of our overall risk management system, we provide periodic mandatory training for personnel regarding cybersecurity threats as a means to equip our employees with information and tools to address cybersecurity threats, and to communicate our information security policies, processes and practices. We also perform periodic email phishing tests to evaluate and maintain cybersecurity awareness among our employees.

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, its business strategy, results of operations or financial condition. As cybersecurity threats become more sophisticated, it is reasonably likely that we will be required to expend greater resources to continue to modify and enhance our protective measures. For additional information concerning risks related to cybersecurity, see Item 1A of this report, “Risk Factors – Risks Related to Our Business and Our Industry – A breach of our security systems may have a material adverse effect on our business.”

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California. These facilities accommodate our sales, marketing, research and development, finance, and administration activities. Outside of Santa Clara, California, we lease some facilities in other U.S. locations that are used for research and development and marketing activities. Outside of the United States, we also lease facilities in various international locations that are used for research and development, sales, business development, operations and administrative support. Our lease obligations primarily consist of operating leases with lease periods expiring between fiscal years 2025 to 2028.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2024:

	Approximate
	Square
Major Locations	Footage	Usage
United States:
Santa Clara, California	61,700	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration
Wixom, Michigan	2,700	Business Development
Beavercreek, Ohio	16,000	Research and Development
Asia Pacific:
Hsinchu, Taiwan	86,700	Research and Development; Business Development; Operations; Administration
Shanghai, China	31,600	Research and Development; Business Development
Shenzhen, China	19,200	Research and Development; Business Development
Kowloon, Hong Kong	9,000	Sales; Warehousing
Shin-Yokohama, Japan	1,300	Business Development
SeongNam, South Korea	1,500	Business Development

Europe:
Parma, Italy	12,100	Research and Development

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares are traded on the NASDAQ Global Select Market under the symbol “AMBA”. On March 22, 2024, there were 26 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders.

Share Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from February 1, 2019 through January 31, 2024 of the cumulative total return for our ordinary shares, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

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

Purchases of Equity Securities by the Issuer

There were no shares repurchased in fiscal years 2024, 2023 and 2022. On May 26, 2023, our Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2024. As of January 31, 2024, there was approximately $49.0 million available for repurchases through June 30, 2024. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares will be recorded as authorized but unissued shares.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, or AI, processing, advanced image signal processing and high-resolution video compression. Since inception, we have primarily served human viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. Our recent development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision or edge inference AI, and our CV SoCs integrate our state-of-the-art video processor technology together with our deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of CV algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, and terrain mapping. CVflow can process other sensor modalities including lidar and radar, and allows customers to differentiate their products by porting their own, or third party, neural networks and/or classical CV algorithms to our CVflow-based SoCs. Our latest third generation CVflow technology enables us to address incremental and computationally intense AI applications for deep fusion, deep planning, and large language models (LLMs), as well as efficiently process transformer AI networks.

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

Fiscal Year 2024 Financial Highlights and Trends

•
We recorded revenue of $226.5 million in fiscal year 2024, a decrease of 32.9% as compared to fiscal year 2023. The decrease in revenue was primarily attributable to lower product unit shipments as a result of customer inventory level reduction efforts. The decreased revenue from lower product shipments was partially offset by continued adoption of our CV-based solutions, which have higher average selling prices than non-CV solutions.
•
We recorded a loss from operations of $154.6 million in fiscal year 2024, as compared to a loss from operations of $74.3 million in fiscal year 2023. The increased loss from operations was primarily due to a decrease in revenue and gross profit, as well as an increase in operating expenses. The increase in operating expenses primarily related to higher chip tape-out costs from our foundries associated with the progress, complexity and number of chips in development, increased engineering-related expenses for supporting our CV-based and radar solutions, as well as increased personnel costs.
•
We generated cash flows from operating activities of $19.0 million in fiscal year 2024, as compared to $44.1 million in fiscal year 2023. The lower cash flows from operating activities were primarily attributable to higher net loss adjusted for certain non-cash items, partially offset by increased working capital as a result of better management on accounts receivable and liabilities, and decreased inventory purchase due to lower demand from customers.

Factors Affecting Our Performance

Impact of Global Supply Chain Conditions on Our Business. Uncertainty in customer demand as well as the worldwide economy, in general, have increased volatility in our sales and revenues. Some customers have indicated they are reducing their inventory levels, as some component lead times contract toward normal levels, which has reduced and may continue to reduce demand for our products. Uncertain market demand may be exacerbating these customers’ inventory reduction efforts. Supply chain issues can impact our business as they relate to both our suppliers and our customers. With respect to our suppliers, we have in the past experienced supply constraints for certain chips from Samsung Electronics Corporation and we may in the future experience similar issues. With respect to our customers, to the extent customers face supply chain issues with other components needed to pair with our products in order to produce their end products, such customers may delay future orders of our products or hold inventory of our products for longer periods of time. We believe that our customers are making progress with their inventory reduction efforts, and we expect conditions to return to more stability in future periods.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
	(dollars in thousands)
Revenue	$226,474	$337,606	$331,856
Cost of revenue	89,657	128,672	123,724
Gross profit	136,817	208,934	208,132
Operating expenses:
Research and development	215,052	204,946	167,337
Selling, general and administrative	76,325	78,244	70,438
Total operating expenses	291,377	283,190	237,775
Loss from operations	(154,560)	(74,256)	(29,643)
Other income, net	6,030	3,318	1,002
Loss before income taxes	(148,530)	(70,938)	(28,641)
Provision (benefit) for income taxes	20,887	(5,552)	(2,230)
Net loss	$(169,417)	$(65,386)	$(26,411)

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
Revenue	100%	100%	100%
Cost of revenue	40	38	37
Gross profit	60	62	63
Operating expenses:
Research and development	95	61	50
Selling, general and administrative	34	23	21
Total operating expenses	129	84	71
Loss from operations	(69)	(22)	(8)
Other income, net	3	1	—
Loss before income taxes	(66)	(21)	(8)
Provision (benefit) for income taxes	9	(2)	—
Net loss	(75)%	(19)%	(8)%

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

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. Consequently, in the fourth quarter of fiscal year 2024, we recorded an additional valuation allowance of $22.7 million on certain U.S. deferred tax assets resulting from our evaluation of cumulative taxable income and future projections in the U.S., and determined that it was more likely than not that these assets will be unrealizable in the future.

Comparison of the Fiscal Years Ended January 31, 2024, 2023 and 2022

Revenue

				Change
	Year Ended January 31,			2024		2023
	2024	2023	2022	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$226,474	$337,606	$331,856	$(111,132)	(32.9)%	$5,750	1.7%

Revenue decreased in fiscal year 2024, as compared to fiscal year 2023, primarily due to lower product unit shipments as a result of customer inventory level reduction efforts. The decreased revenue from lower product shipments was partially offset by continued adoption of our CV-based solutions, which have higher average selling prices than non-CV solutions.

Revenue increased in fiscal year 2023, as compared to fiscal year 2022, primarily due to continued adoption of our CV-based solutions, which have higher average selling prices, and increased NRE project services, partially offset by lower product unit shipments driven by customer inventory level reductions as a result of improved supply chain lead times across the semiconductor industry.

Gross Margin

				Change
	Year Ended January 31,			2024		2023
	2024	2023	2022	Amount	%	Amount	%
	(dollars in thousands)
Gross margin	60.4%	61.9%	62.7%	—	(1.5)%	—	(0.8)%

Gross margin decreased in fiscal year 2024, as compared to fiscal year 2023, primarily due to unfavorable product mix and higher indirect costs associated with amortization of intangible assets and assembly cost, partially offset by reversals of adverse purchase commitments recognized in prior fiscal years and sales of previously reserved inventory.

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

Research and Development

				Change
	Year Ended January 31,			2024		2023
	2024	2023	2022	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$215,052	$204,946	$167,337	$10,106	4.9%	$37,609	22.5%

Research and development expense increased in fiscal year 2024, as compared to fiscal year 2023, primarily due to approximately $5.0 million of additional SoC development cost from our foundries associated with the progress, complexity and number of chips in development, $1.7 million of additional engineering-related expenses for supporting our CV-based and radar solutions, as well as $3.4 million of additional personnel costs as a result of increased stock-based compensation and employee benefit programs.

Research and development expense increased in fiscal year 2023, as compared to fiscal year 2022, primarily due to increased personnel costs, engineering-related expenses and SoC development cost. In fiscal year 2023, personnel costs increased by approximately $22.6 million as a result of higher stock-based compensation expense and an increase of approximately 85 employees throughout the fiscal year, including 44 engineering personnel added due to the acquisition of Oculii in the fourth quarter of fiscal year 2022. Engineering-related expenses, including the cost and depreciation of equipment and tools, amortization of licensed intellectual property, outside services and facility related expenses in support of new SoCs and related applications, increased by approximately $9.3 million. The increased research and development expense was also attributable to approximately $5.7 million of additional SoC development cost due to process node technological changes, increased licensed intellectual property associated with the new chips, as well as the number of chips in development.

Selling, General and Administrative

				Change
	Year Ended January 31,			2024		2023
	2024	2023	2022	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$76,325	$78,244	$70,438	$(1,919)	(2.5)%	$7,806	11.1%

Selling, general and administrative expense decreased in fiscal year 2024, as compared to fiscal year 2023, primarily due to approximately $1.1 million of lower traveling, sales support, professional service and facility-related expenses. The decrease was also attributable to approximately $0.8 million lower personnel costs as a result of lower headcount.

Selling, general and administrative expense increased in fiscal year 2023, as compared to fiscal year 2022, primarily due to increased personnel costs, marketing, travel, and facility-related expenses as well as the amortization of acquisition-related intangible assets. Personnel costs increased by approximately $8.2 million as a result of higher stock-based compensation expense and an increase of more than 20 employees. The increase was also attributable to approximately $1.4 million of additional marketing, travel, and facility-related expenses to support our business development and an additional $1.4 million of amortization of acquisition-related intangible assets. The increase was partially offset by approximately $3.1 million less in acquisition-related costs associated with the acquisition of Oculii in the prior fiscal year.

Other Income, Net

				Change
	Year Ended January 31,			2024		2023
	2024	2023	2022	Amount	%	Amount	%
	(dollars in thousands)
Other income, net	$6,030	$3,318	$1,002	$2,712	81.7%	$2,316	231.1%

The increase in other income, net, in fiscal year 2024, as compared to fiscal year 2023, was primarily due to $5.7 million of additional yields and interest income from our debt security investments and cash deposits. The increase was partially offset by an approximately $1.2 million of increased interest expenses associated with software license purchases, lower subsidies received from a foreign government and net loss from foreign currency remeasurements. In fiscal year 2024, the increase was also negatively impacted by an approximately $1.2 million impairment recognized and an approximately $0.7 million lower fair value adjustment relating to our equity investments.

The increase in other income, net, in fiscal year 2023, as compared to fiscal year 2022, was primarily due to higher yields from our debt security investments driven by security purchases at discounts and higher interest rates. Subsidies received from a foreign government, as well as gains from foreign currency transactions and remeasurements also contributed to the increase.

Provision (Benefit) for Income Taxes

				Change
	Year Ended January 31,			2024		2023
	2024	2023	2022	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$20,887	$(5,552)	$(2,230)	$26,439	(476.2)%	$(3,322)	149.0%
Effective tax rate	(14.1)%	7.8%	7.8%	—	(21.9)%	—	—

Income tax expense increased in fiscal 2024, as compared to fiscal year 2023, primarily due to a one-time charge of $22.7 million of valuation allowance against the Company’s remaining U.S. net deferred tax assets, a decrease in the proportion of profits generated in lower tax jurisdictions and a decrease in the benefit from FIN48 reserves upon the lapse of the statute of limitations, partially offset by a decrease in non-deductible stock-based compensation.

Income tax benefit increased in fiscal 2023, as compared to fiscal year 2022, primarily due to a decrease in the proportion of profits generated in higher tax jurisdictions and the release of prior FIN48 reserves upon the lapse of the statute of limitations, partially offset by an increase in non-deductible stock-based compensation.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$19,024	$44,093	$38,795
Net cash provided by (used in) investing activities	7,842	(107,295)	(119,551)
Net cash provided by financing activities	4,506	5,698	10,525
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,372	$(57,504)	$(70,231)

Net Cash Provided by Operating Activities

Fiscal year 2024 compared to fiscal year 2023: Cash provided by operating activities decreased primarily due to higher net loss adjusted for certain non-cash items, partially offset by increased working capital as a result of better management on accounts receivable and liabilities, as well as decreased inventory purchases due to lower demand from customers.

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

Net Cash Provided by (Used in) Investing Activities

Fiscal year 2024 compared to fiscal year 2023: Net cash provided by investing activities increased primarily due to approximately $63.3 million of less cash used in debt security purchases due to the timing of investment, $49.6 million of higher cash receipts from maturities and sales of our debt security investments, as well as $3.1 million less in payments for purchase of property, equipment and licenses, partially offset by a $0.7 million claim from an acquisition escrow account in fiscal year 2023 that did not recur in fiscal year 2024.

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

Net Cash Provided by Financing Activities

Fiscal year 2024 compared to fiscal year 2023: Net cash provided by financing activities decreased primarily due to approximately $1.1 million less in payments for the purchase of licenses.

Fiscal year 2023 compared to fiscal year 2022: Net cash provided by financing activities decreased primarily due to approximately $4.7 million less cash proceeds from option exercises and employee stock purchase withholdings.

Stock Repurchase Program

There were no shares repurchased in fiscal years 2024, 2023 and 2022. On May 26, 2023, our Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2024. As of January 31, 2024, there was approximately $49.0 million available for repurchases through June 30, 2024. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares will be recorded as authorized but unissued shares.

Sources of Liquidity

As of January 31, 2024, we had cash, cash equivalents and marketable debt securities on hand of approximately $219.9 million, compared with approximately $206.9 million of cash, cash equivalents and marketable debt securities on hand as of January 31, 2023.

Operating and Capital Expenditure Requirements

As of January 31, 2024, we had cash, cash equivalents and marketable debt securities on hand of approximately $219.9 million. We believe that our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we may require more working capital to meet our operating and capital expenditure needs. If our available cash balances are insufficient to satisfy our future liquidity requirements, we may seek to sell equity or convertible debt securities or borrow funds commercially. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our ordinary shares. If we raise additional funds through the issuance of convertible debt securities or borrowing funds commercially, we may become subject to covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available to us on reasonable terms, or at all.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2024:

	Payment Due by Period as of January 31, 2024
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Technology licenses (1)	$17,024	$8,611	$8,413	$—	$—	$—
Manufacturing purchase commitments (2)	30,650	30,650	—	—	—	—
Capital commitment (3)	4,324	—	3,934	24	366	—
Unrecognized tax benefits, including interest (4)	3,762	—	—	—	—	3,762
Total	$55,760	$39,261	$12,347	$24	$366	$3,762

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
(4)
Unrecognized tax benefits, including interest, represent our liabilities for uncertain tax positions as of January 31, 2024. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We also have lease obligations primarily for our worldwide office facilities. As of January 31, 2024, these lease obligations were a total of $5.5 million, with $3.6 million due in the next 12 months. Refer to Note 9 Leases within Notes to Consolidated Financial Statements for further information.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain employees and to align their interests with the interests of shareholders. We recognize that these stock-based awards will dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2024, we had a total of 2.7 million ordinary shares subject to outstanding stock options and unvested restricted stock units, which will dilute our existing shareholders. This potential dilution will only result if outstanding options vest and are exercised and restricted stock units vest and are settled.

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

Critical Accounting Policies and Significant Management Estimates

The preparation of audited consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. On an ongoing basis, we evaluate our estimates and assumptions, including those related to (i) business combinations; (ii) write downs of excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) the valuation of stock-based compensation awards; (v) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions and recognition or release of valuation allowance on deferred tax assets. These estimates and assumptions are based on historical experience and on various other factors which we believe to be reasonable under the circumstances. We may engage third-party valuation specialists to assist with estimates related to the valuation of assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

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

The sale of semiconductor products accounts for the substantial majority of our consolidated revenue. Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty, supply and other rights. We consider an accepted customer purchase order, governed by sales agreement, to be the contract with the customer. For each contract, we consider the promise to transfer tangible products to be the identified performance obligation. Product sales contracts may include volume-based tiered pricing or rebates that are fulfilled in cash or product. In determining the transaction price, we account for the right of returns, cash rebates, commissions and other pricing adjustments as variable consideration, estimate these amounts based on the expected amount to be provided to customers and reduce the revenue recognized. We estimate sales returns and rebates based on our historical patterns of return and pricing credits. As our standard payment terms are 30 days to 60 days, the contracts have no financing component. For a limited number of contracts that include volume-based tiered pricing, we estimate the total consideration to be received by using the expected value method for each contract, compute weighted average selling price for each unit shipped in cases where there is a material right due to the presence of volume-based tiered pricing, allocate the total consideration between the identified performance obligations, and recognize revenue when control of goods and services is transferred to our customers. We consider product control to be transferred at a point in time upon shipment or delivery because we have a present right to payment at that time, the customer has legal title to the asset, we have transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

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

Timing of revenue recognition may differ from the timing of invoicing to our customers. We record contract assets when revenue is recognized prior to invoicing. Our contract assets are primarily related to the satisfied but unbilled performance obligations associated with project service agreements at the reporting date. As of January 31, 2024 and 2023, the contract assets for these unbilled receivables were not material, respectively. Our contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the nonrecurring engineering charges that are either invoiced or paid but performance obligations are not satisfied, as well as the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. The deferred revenue is expected to be recognized over the period when performance obligations are satisfied associated with project service agreements, or over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. During fiscal year 2024, we recognized approximately $2.2 million of revenue that was included in the deferred revenue balance at January 31, 2023.

As of January 31, 2024, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of product purchase orders with original contract duration of more than one year, was approximately $6.9 million, of which approximately 96% is expected to be recognized within the next 12 months. We also elect not to disclose the value of unsatisfied or partially unsatisfied performance obligations for contracts with original expected contract duration of one year or less, and elect to exclude amounts collected from customers for all sales taxes from the transaction price.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had cash, cash equivalents and marketable debt securities totaling $219.9 million and $206.9 million at January 31, 2024 and 2023, respectively. Our cash is deposited in checking accounts with reputable financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, commercial paper, corporate bonds, asset-backed securities and U.S. government securities. Our cash is held primarily for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to preserve capital, and provide both, liquidity and income, without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may have an impact on interest income and the fair market value of those securities. To minimize this risk, we maintain our portfolio in a variety of debt securities with high liquidity and low credit risk. The current inflationary environment in the United States and resulting high interest rates have generated high interest income and have not had a material negative impact on our investment portfolio and financial position to date. We do not enter into investments for trading or speculative purposes. As of January 31, 2024, a hypothetical 10% change in interest rates would not have a material impact on our interest income or investment fair value.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that due to the material weakness in our internal control over financial reporting described below, as of January 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level. The material weakness did not result in a material misstatement to the current fiscal year’s consolidated financial statements.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2024.

In connection with the preparation of the Company's consolidated financial statements, a material weakness was identified in our internal control over financial reporting as of January 31, 2024. We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have tax personnel with the appropriate skills and level of experience to assess complicated tax matters, and we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and recognition and measurement of deferred tax assets. This material weakness resulted in immaterial errors to the provision for income taxes, deferred tax assets, income taxes payable, and income tax disclosures which were adjusted in the Company’s consolidated financial statements for the fiscal year ended January 31, 2024. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Remediation Plan

Management is committed to remediating the material weakness in a timely manner. Our remediation process includes, but is not limited to:

•
Strengthening the existing internal controls related to the evaluation of tax deductions and recognition and measurement of deferred tax assets, including, hiring of experienced personnel, as well as higher engagement of external subject matter experts for complicated tax matters;

•
Implementing specific review procedures designed to enhance our income tax monitoring control; and
•
Strengthening our current income tax control activities with improved documentation standards, technical oversight and training.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter of fiscal year 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ambarella, Inc. and its subsidiaries (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended January 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls over the accounting for income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for Income Taxes

As described in Notes 1 and 14 to the consolidated financial statements, the Company's accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Upon estimating the Company’s tax positions and tax benefits, management considers and evaluates numerous factors, which may require periodic adjustments and which may not reflect the final tax liabilities. Management adjusts the Company’s financial statements to reflect only those tax positions that are more likely than not to be sustained under examination. As part of the process of preparing consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The Company makes estimates and judgments about its future taxable income based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from estimates, the amount of valuation allowance could be materially impacted. The Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. The Company recorded a provision for income taxes of $20.9 million for the year ended January 31, 2024, has unrecognized tax benefits of $22.6 million and net deferred tax liabilities of $0.7 million, including a valuation allowance of $60.0 million, as of January 31, 2024.

The principal considerations for our determination that performing procedures relating to the accounting for income taxes is a critical audit matter are (i) the significant judgment by management when determining the provision for income taxes, net deferred tax liabilities, including a valuation allowances, and liabilities for uncertain tax positions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to these account balances and tax positions. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the provision for income taxes, including the effective tax rate reconciliation, permanent and temporary differences, and taxable income by jurisdiction; (ii) testing the completeness and accuracy of underlying data used in measuring and recognizing deferred tax assets and liabilities; (iii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis; and (iv) evaluating the completeness of management’s assessment of the identification of uncertain tax positions, possible outcomes of each uncertain tax position based on the application of relevant tax laws, and the amount of the potential benefit to be realized, including estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 29, 2024

We have served as the Company’s auditor since 2008.

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	January 31,	January 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$144,914	$113,541
Marketable debt securities	75,013	93,322
Accounts receivable, net	24,950	51,987
Inventories	29,043	40,486
Restricted cash	7	8
Prepaid expenses and other current assets	6,230	5,288
Total current assets	280,157	304,632
Property and equipment, net	10,439	11,814
Deferred tax assets	234	19,276
Intangible assets, net	55,136	58,497
Operating lease right-of-use assets, net	5,250	8,339
Goodwill	303,625	303,625
Other non-current assets	2,814	4,012
Total assets	$657,655	$710,195
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	28,503	17,845
Accrued and other current liabilities	48,598	56,655
Operating lease liabilities, current	3,443	3,539
Income taxes payable	1,541	4,112
Deferred revenue, current	894	1,311
Total current liabilities	82,979	83,462
Operating lease liabilities, non-current	1,896	5,097
Other long-term liabilities	12,909	15,548
Total liabilities	97,784	104,107
Commitments and contingencies (Note 15)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2024 and January 31, 2023, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 40,520,558 and 39,043,000 shares issued and outstanding at January 31, 2024 and January 31, 2023, respectively	18	18
Additional paid-in capital	694,967	572,076
Accumulated other comprehensive loss	(183)	(492)
Retained earnings (accumulated deficit)	(134,931)	34,486
Total shareholders’ equity	559,871	606,088
Total liabilities and shareholders' equity	$657,655	$710,195

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2024	2023	2022
Revenue	$226,474	$337,606	$331,856
Cost of revenue	89,657	128,672	123,724
Gross profit	136,817	208,934	208,132
Operating expenses:
Research and development	215,052	204,946	167,337
Selling, general and administrative	76,325	78,244	70,438
Total operating expenses	291,377	283,190	237,775
Loss from operations	(154,560)	(74,256)	(29,643)
Other income, net	6,030	3,318	1,002
Loss before income taxes	(148,530)	(70,938)	(28,641)
Provision (benefit) for income taxes	20,887	(5,552)	(2,230)
Net loss	$(169,417)	$(65,386)	$(26,411)
Net loss per share attributable to ordinary shareholders:
Basic	$(4.25)	$(1.70)	$(0.72)
Diluted	$(4.25)	$(1.70)	$(0.72)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	39,878,872	38,363,638	36,577,120
Diluted	39,878,872	38,363,638	36,577,120

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended January 31,
	2024	2023	2022
Net loss	$(169,417)	$(65,386)	$(26,411)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	309	(492)	—
Reclassification of unrealized gains (losses) on investments	—	—	(1,219)
Other comprehensive income (loss), net of tax	309	(492)	(1,219)
Comprehensive loss	$(169,108)	$(65,878)	$(27,630)

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated	Retained
	Outstanding		Additional	Other	Earnings
	Ordinary Shares		Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance--January 31, 2021	35,547,440	$16	$347,458	$1,219	$126,283	$474,976
Issuance of shares through employee equity plans	1,636,596	1	12,194	—	—	12,195
Issuance of shares through employee stock purchase plan	118,782	—	7,208	—	—	7,208
Fair value of partially vested equity awards assumed in connection with acquisition	—	—	407	—	—	407
Stock-based compensation expense	—	—	80,020	—	—	80,020
Other comprehensive loss - net of tax	—	—	—	(1,219)	—	(1,219)
Net loss	—	—	—	—	(26,411)	(26,411)
Balance--January 31, 2022	37,302,818	17	447,287	—	99,872	547,176
Issuance of shares through employee equity plans	1,635,596	1	11,408	—	—	11,409
Issuance of shares through employee stock purchase plan	104,586	—	6,636	—	—	6,636
Stock-based compensation expense	—	—	106,745	—	—	106,745
Other comprehensive loss - net of tax	—	—	—	(492)	—	(492)
Net loss	—	—	—	—	(65,386)	(65,386)
Balance--January 31, 2023	39,043,000	18	572,076	(492)	34,486	606,088
Issuance of shares through employee equity plans	1,325,539	—	7,280	—	—	7,280
Issuance of shares through employee stock purchase plan	152,019	—	7,934	—	—	7,934
Stock-based compensation expense	—	—	107,677	—	—	107,677
Other comprehensive gain - net of tax	—	—	—	309	—	309
Net loss	—	—	—	—	(169,417)	(169,417)
Balance--January 31, 2024	40,520,558	$18	$694,967	$(183)	$(134,931)	$559,871

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(169,417)	$(65,386)	$(26,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,813	19,934	14,007
Amortization (accretion) of premium (discount) on marketable debt securities, net	(1,154)	(683)	1,034
Stock-based compensation	111,316	111,158	87,801
Deferred income taxes	19,042	(3,936)	(4,426)
Other non-cash items, net	1,121	(751)	(509)
Changes in operating assets and liabilities:
Accounts receivable	27,037	(7,680)	(18,600)
Inventories	11,443	4,733	(18,944)
Prepaid expenses and other current assets	(961)	153	228
Other non-current assets	38	978	832
Accounts payable	10,658	(13,325)	9,822
Accrued and other current liabilities	(6,660)	5,225	(1,954)
Income taxes payable	(2,571)	2,867	83
Deferred revenue	(1,531)	1,012	(131)
Operating lease liabilities	(3,877)	(4,011)	(3,608)
Other long-term liabilities	(273)	(6,195)	(429)
Net cash provided by operating activities	19,024	44,093	38,795
Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(307,038)
Purchases of investments	(34,178)	(97,437)	(118,726)
Sales of investments	7,062	2,444	208,132
Maturities of investments	46,935	2,000	107,760
Purchase of tangible and intangible assets	(11,977)	(15,051)	(9,679)
Escrow claim associated with business acquisition	—	749	—
Net cash provided by (used in) investing activities	7,842	(107,295)	(119,551)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	10,536	10,585	15,292
Long-term financing payment for intangible assets	(6,030)	(4,887)	(4,767)
Net cash provided by financing activities	4,506	5,698	10,525
Net increase (decrease) in cash, cash equivalents and restricted cash	31,372	(57,504)	(70,231)
Cash, cash equivalents and restricted cash at beginning of period	113,549	171,053	241,284
Cash, cash equivalents and restricted cash at end of period	$144,921	$113,549	$171,053
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,112	$1,444	$1,869
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$6,880	$16,410	$1,569

See accompanying notes to consolidated financial statements

AMBARELLA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the Company) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power semiconductor solutions offering high-definition (HD) and Ultra HD compression, advanced image signal processing, and powerful artificial intelligence, or AI, processing. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrate high-definition video processing, image processing, artificial intelligence (AI) computer vision algorithms, audio processing and system functions onto a single chip. These low power SoCs deliver exceptional video and image quality and can extract valuable data from high-resolution video and radar streams. The Company is currently addressing a broad range of human and computer vision applications, including video security, advanced driver assistance systems (ADAS), electronic mirrors, drive recorders, driver/cabin monitoring systems, autonomous driving, and industrial and robotic applications.

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) business combinations; (ii) write downs of excess and obsolete inventories; (iii) the estimated useful lives of long-lived assets; (iv) the valuation of stock-based compensation awards; (v) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions and recognition or release of valuation allowance on deferred tax assets. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The Company may engage third-party valuation specialists to assist with estimates related to the valuation of assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of January 31, 2024 and 2023, the restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the consolidated balance sheets, and the sums are presented on the consolidated statements of cash flows:

	As of January 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$144,914	$113,541	$171,043
Restricted cash	7	8	10
Total as presented in the consolidated statements of cash flows	$144,921	$113,549	$171,053

Trade Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivables are recorded at invoiced amounts less allowance for any credit losses. In arrangements where revenue recognition occurs in advance of invoicing, an unbilled receivable is recorded, less allowance for any credit losses, within accounts receivable, when collection of these unbilled amounts are conditional only on the passage of time. According to ASU 2016-13, the Company recognizes credit losses based on a forward-looking current expected credit losses (CECL). The Company makes estimates of expected credit losses based upon its assessment of various factors, including historical collection experience, the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The changes in allowance for credit losses are recognized in the consolidated statement of operations. The uncollectible accounts receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. There were no material credit losses and write-offs of accounts receivable for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. There was no material allowance recorded as of January 31, 2024 and 2023, respectively.

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

Leases

In accordance with the Accounting Standards Codification (ASC) Topic 842, Leases, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the practical expedient that does not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU asset and liability calculation if it is reasonably certain that the Company will exercise the option. The Company's finance leases were immaterial as of January 31, 2024 and 2023, respectively.

Business Combinations

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

Impairment of Long-Lived Assets Excluding Goodwill

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment at least annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Determination of recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. There has been no occurrence of events or indications to date that would trigger an impairment. As such, no impairment charge has been recognized as of January 31, 2024.

Equity Investments

The Company accounts for its investments in privately held companies as equity investments and reports the investments in other non-current assets in the consolidated balance sheets. The Company chooses to measure these equity investments that do not have readily determinable fair value at cost minus any recorded impairments, adjusted for subsequent observable price changes in transactions for an identical or similar investment of the same issuers. Upon determining that an impairment or observable price change exists, the Company records any adjustment to the fair value of the investment through other income, net in the consolidated statements of operations. There was approximately $1.2 million of impairment recognized in the fiscal year ended January 31, 2024, while approximately $0.7 million of realized gain was recognized in the fiscal year ended January 31, 2023. There were no significant changes in the fair value of the investments and the Company did not recognize any impairment losses related to these investments in the fiscal year ended January 31, 2022.

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

The sale of semiconductor products accounts for the substantial majority of the Company’s consolidated revenue. Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty, supply and other rights. The Company considers an accepted customer purchase order, governed by sales agreement, to be the contract with the customer. For each contract, the Company considers the promise to transfer tangible products to be the identified performance obligation. Product sales contracts may include volume-based tiered pricing or rebates that are fulfilled in cash or product. In determining the transaction price, the Company accounts for the right of returns, cash rebates, commissions and other pricing adjustments as variable consideration, estimates these amounts based on the expected amount to be provided to customers and reduces the revenue recognized. The Company estimates sales returns and rebates based on the Company’s historical patterns of return and pricing credits. As the Company’s standard payment terms are 30 days to 60 days, the contracts have no financing component. For a limited number of contracts that include volume-based tiered pricing, the Company estimates the total consideration to be received by using the expected value method for each contract, computes weighted average selling price for each unit shipped in cases where there is a material right due to the presence of volume-based tiered pricing, allocates the total consideration between the identified performance obligations, and recognizes revenue when control of its goods and services is transferred to its customers. The Company considers product control to be transferred at a point in time upon shipment or delivery because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

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

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to the satisfied but unbilled performance obligations associated with project service agreements at the reporting date. As of January 31, 2024 and 2023, the contract assets for these unbilled receivables were not material, respectively. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the nonrecurring engineering charges that are either invoiced or paid but performance obligations are not satisfied, as well as the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. The deferred revenue is expected to be recognized over the period when performance obligations are satisfied associated with project service agreements, or over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. During fiscal year 2024, the Company recognized approximately $2.2 million of revenue that was included in the deferred revenue balance at January 31, 2023.

As of January 31, 2024, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of product purchase orders with original contract duration of more than one year, was approximately $6.9 million, of which approximately 96% is expected to be recognized within the next 12 months. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations for contracts with original expected contract duration of one year or less, and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

Cost of Revenue

Cost of revenue includes the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly, testing and manufacturing support operations, such as logistics, planning and quality assurance, as well as personnel costs (including stock-based compensation) related to project service agreements. Cost of revenue also includes indirect costs, such as inventory valuation reserves, adverse purchase commitments, allocation of facility costs, amortization of developed technology and software licenses, warranty and other general overhead costs.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs, travel and trade show costs, legal expenses, amortization of trade name and customer relationships, professional services and occupancy costs. Advertising expenses were not material for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This new guidance requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280 Segment Reporting. The ASU shall be applied retrospectively to all periods presented in financial statements and is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this new guidance on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new guidance requires additional disclosures related to effective tax rate reconciliation, disaggregated income taxes paid and other modified income tax-related disclosures. The ASU shall be applied on a prospective basis with retrospective application permitted, and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this new guidance on its consolidated financial statements and disclosures.

In March 2024, the Securities and Exchange Commission (SEC) adopted final rules that will require the registrants to disclose climate-related risks that are reasonably likely to have a material impact on a registrant's business strategy, results of operations and financial condition. The new rules include disclosures relating to climate-related risks and risk managements, registrant's governance of such risks, financial impact on the audited financial statements, as well as greenhouse gas emissions. The new rules shall be applied prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. The earliest adoption date starts from the registrant's fiscal year beginning calendar 2025. The Company is currently evaluating the impact of adoption of this new guidance on its consolidated financial statements and disclosures.

2. Business Combination

The Company did not enter into any business combination agreements during the fiscal years ended January 31, 2024 and 2023. The Company acquired the following business during the fiscal year ended January 31, 2022 which was accounted for as a business combination:

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

Pro Forma Information (Unaudited)

The following table presents unaudited pro forma information as if the acquisition of Oculii had occurred in the beginning of the applicable comparable prior annual reporting period. The unaudited pro forma information for the period indicated includes adjustments for non-recurring transaction costs, amortization of intangibles arising from the acquisition, stock-based compensation expense and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition been effected at the beginning of the period presented. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined entity may achieve as a result of the acquisition.

Pro Forma Year Ended
January 31, 2022
(unaudited, in thousands)
Revenue	$333,323
Net loss	$(35,330)

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

	As of January 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$296	$—	$—	$296
Commercial paper	30,806	—	—	30,806
Corporate bonds	38,867	180	(135)	38,912
Asset-backed securities	15,212	14	(96)	15,130
U.S. government securities	21,118	—	(146)	20,972
Total cash equivalents and marketable debt securities	$106,299	$194	$(377)	$106,116

	As of January 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$7,872	$—	$—	$7,872
Commercial paper	18,333	—	—	18,333
Corporate bonds	23,472	50	(224)	23,298
Asset-backed securities	18,753	44	(149)	18,648
U.S. government securities	33,256	22	(235)	33,043
Total cash equivalents and marketable debt securities	$101,686	$116	$(608)	$101,194

The following table provides the breakdown of unrealized losses as of January 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$9,050	$(19)	$8,363	$(116)	$17,413	$(135)
Asset-backed securities	4,821	(15)	6,289	(81)	11,110	(96)
U.S. government securities	15,020	(65)	5,952	(81)	20,972	(146)
Total marketable debt securities at loss position	$28,891	$(99)	$20,604	$(278)	$49,495	$(377)

As of January 31, 2023, there were no money market funds or debt securities with unrealized losses for more than twelve months.

	As of
	January 31, 2024	January 31, 2023
	(in thousands)
Included in cash equivalents	$31,103	$7,872
Included in marketable debt securities	75,013	93,322
Total cash equivalents and marketable debt securities	$106,116	$101,194

The contractual maturities of the investments at January 31, 2024 and 2023 were as follows:

	As of
	January 31, 2024	January 31, 2023
	(in thousands)
Due within one year	$50,216	$48,016
Due in 1-5 years	55,900	52,414
Due in 5-7 years	—	764
Total cash equivalents and marketable debt securities	$106,116	$101,194

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the consolidated balance sheets. The credit-related losses were not material for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.

Interest income, including amortization of premiums and accretion of discounts related to the investments, as well as realized gains and losses from sales of the investments are recorded in other income, net, in the consolidated statements of operations. For the fiscal years ended January 31, 2024, 2023, and 2022, interest income and realized gains and losses, net, were approximately $4.7 million, $1.7 million and $1.7 million, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of January 31, 2024 and 2023, respectively:

	As of January 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$296	$296	$—	$—
Commercial paper	30,806	—	30,806	—
Corporate bonds	38,912	—	38,912	—
Asset-backed securities	15,130	—	15,130	—
U.S. government securities	20,972	—	20,972	—
Total cash equivalents and marketable debt securities	$106,116	$296	$105,820	$—

	As of January 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$7,872	$7,872	$—	$—
Commercial paper	18,333	—	18,333	—
Corporate bonds	23,298	—	23,298	—
Asset-backed securities	18,648	—	18,648	—
U.S. government securities	33,043	—	33,043	—
Total cash equivalents and marketable debt securities	$101,194	$7,872	$93,322	$—

In addition to the available-for-sale securities, the Company also has fixed deposit accounts that are classified as cash equivalents. As of January 31, 2024, the total fair value of $7.0 million with fixed deposit accounts was considered to be equal to their book value.

4. Inventories

Inventories at January 31, 2024 and 2023 consisted of the following:

	As of January 31,
	2024	2023
	(in thousands)
Work-in-progress	$18,933	$26,023
Finished goods	10,110	14,463
Total	$29,043	$40,486

5. Property and Equipment, net

Depreciation expense was approximately $4.8 million, $3.9 million and $2.8 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. Property and equipment at January 31, 2024 and 2023 consisted of the following:

	As of January 31,
	2024	2023
	(in thousands)
Computer hardware and software	$23,518	$20,733
Tools and equipment	8,564	8,325
Furniture and fixtures	1,351	1,311
Leasehold improvements	3,440	3,295
Construction in progress	166	513
	37,039	34,177
Less: accumulated depreciation and amortization	(26,600)	(22,363)
Total property and equipment, net	$10,439	$11,814

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

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets and the corresponding future payments have been recorded as liabilities at net present value. As of January 31, 2024, $8.2 million was recorded in accrued and other current liabilities and $8.3 million was recorded in other long-term liabilities in the consolidated balance sheets.

The components of intangible assets as of January 31, 2024 and 2023 were as follows:

	As of January 31, 2024			As of January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$41,329	$(12,029)	$29,300	$34,128	$(6,319)	$27,809
Developed technology	21,200	(6,961)	14,239	21,200	(3,932)	17,268
Customer relationships	13,200	(3,300)	9,900	13,200	(1,833)	11,367
Trade name	2,500	(803)	1,697	2,500	(447)	2,053
Total intangible assets, net	$78,229	$(23,093)	$55,136	$71,028	$(12,531)	$58,497

During the twelve months ended January 31, 2024, there were approximately $13.0 million of software licenses purchased and approximately $5.8 million of software licenses retired. The amortization expense associated with software licenses was approximately $11.5 million, $7.5 million and $6.4 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationship and trade name, was approximately $4.9 million, $4.9 million and $1.4 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. As of January 31, 2024, the Company has not commenced amortization with respect to approximately $9.4 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to these intangible assets as of January 31, 2024 is as follows:

As of
January 31, 2024
Fiscal Year	(in thousands)
2025	$14,878
2026	12,548
2027	7,669
2028	6,127
2029	5,834
Thereafter	8,080
Total future amortization expenses:	$55,136

Intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The Company is also required to test the impairment prior to changing the IPR&D from an indefinite-lived asset to a finite-lived asset. There were no intangible asset impairments for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.

7. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. The Company has one reporting segment and accordingly, there is no goodwill assignment based on reporting units (refer to Note 16). As of January 31, 2024 and 2023, the total carrying amount of goodwill was $303.6 million, respectively. The Company does not amortize goodwill. In the fourth quarter of fiscal year 2024, 2023 and 2022, the Company performed annual goodwill tests and there were no goodwill impairments for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.

8. Accrued and Other Current Liabilities

Accrued and other current liabilities at January 31, 2024 and 2023 consisted of the following:

	As of January 31,
	2024	2023
	(in thousands)
Accrued employee compensation	$16,610	$22,152
Accrued product development costs	18,290	19,433
Software license liabilities, current	8,161	7,059
Other accrued liabilities	5,537	8,011
Total accrued and other current liabilities	$48,598	$56,655

Approximately $5.6 million of annual bonus included in the accrued employee compensation was paid in fiscal year 2024, of which $1.1 million was paid in cash and $4.5 million was settled with restricted stock units.

9. Leases

There were no material lease agreements entered or modified during the twelve months ended January 31, 2024.

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

For the fiscal years ended January 31, 2024, 2023 and 2022, the operating lease expense was approximately $3.7 million, $3.7 million and $3.5 million, respectively. The Company's short-term leases and finance leases were immaterial as of January 31, 2024 and 2023, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Year Ended
	January 31, 2024	January 31, 2023
	(in thousands)
Cash paid for operating leases included in operating cash flows	$3,877	$4,011
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$216	$319
Leased assets changes arising from lease modifications	$348	$575

As of January 31, 2024, the weighted average remaining lease term is 1.77 years, and the weighted average discount rate is 3.63%. Future minimum lease payments for the lease liabilities are as follows:

As of
January 31, 2024
Fiscal Year	(in thousands)
2025	$3,567
2026	1,536
2027	291
2028	74
2029	—
Thereafter	—
Total future annual minimum lease payments	5,468
Less: interest	(129)
Total lease liabilities	$5,339

10. Other Long-Term Liabilities

Other long-term liabilities at January 31, 2024 and 2023 consisted of the following:

	As of January 31,
	2024	2023
	(in thousands)
Unrecognized tax benefits, including interest	$3,762	$3,770
Deferred tax liabilities	855	1,120
Software license liabilities, non-current	8,288	9,614
Other long-term liabilities	4	1,044
Total other long-term liabilities	$12,909	$15,548

11. Capital Stock

Preference shares

Since the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of January 31, 2024 and 2023, respectively.

Ordinary shares

As of January 31, 2024 and 2023, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of January 31,
	2024	2023
Shares reserved for options, restricted stock and restricted stock units under equity plans	4,492,705	5,822,819
Shares reserved for employee stock purchase plan	2,834,384	2,986,403

Shares repurchased

There were no shares repurchased in fiscal years 2024, 2023 and 2022. On May 26, 2023, the Company's Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2024. As of January 31, 2024, there was approximately $49.0 million available for repurchases through June 30, 2024. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares will be recorded as authorized but unissued shares.

12. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) for all of its eligible U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to the Internal Revenue Service annual contribution limitation. The Company is responsible for administrative costs of the Plan. The Company’s contribution expense for the fiscal years ended January 31, 2024, 2023, and 2022 was approximately $0.8 million, $0.8 million and $0.6 million, respectively.

Stock Option Plans

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

In the first quarter of fiscal year 2024 and 2023, the Company added 488,037 and 466,285 shares, respectively, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Stock-based compensation:
Cost of revenue	$3,341	$3,597	$1,489
Research and development	72,759	71,236	54,787
Selling, general and administrative	35,216	36,325	31,525
Total stock-based compensation	$111,316	$111,158	$87,801

As of January 31, 2024 and 2023, approximately $3.6 million and $4.6 million of stock-based compensation expense, respectively, was accrued in accrued and other current liabilities in the consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at January 31, 2024 was $6.7 million and is expected to be recognized over a weighted-average period of 1.25 years. Total unrecognized compensation cost related to unvested restricted stock units at January 31, 2024 was $165.5 million and is expected to be recognized over a weighted-average period of 2.43 years.

In fiscal year 2024, the Company entered into a separation agreement and release with an executive associated with the retirement for his continued service through the separation date. The separation agreement provided for acceleration of vesting of 24,559 shares of restricted stock units and a one-time compensation of $693,000 which is expected to be settled through the issuance of restricted stock units with equivalent value. In accordance with the applicable accounting guidance, the one-time compensation was also recorded as stock-based compensation. As a result, there was approximately $1.6 million of additional stock-based compensation expense, net, recognized associated with the separation in the fiscal year ended January 31, 2024.

In fiscal year 2023, the Company’s Compensation Committee of the Board of Directors approved the acceleration of vesting of 35,703 shares of unvested equity awards associated with the departure of an executive. As a result, there was approximately $1.7 million of additional stock-based compensation expense, net, recognized in the fiscal year ended January 31, 2023.

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock options and employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
Stock Options:
Volatility	—	—	51%
Risk-free interest rate	—	—	1.04%
Expected term (years)	—	—	5.06
Dividend yield	—	—	0%
Employee stock purchase plan awards:
Volatility	56%	81%	57%
Risk-free interest rate	5.11%	2.32%	0.06%
Expected term (years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
						Weighted-
					Total Intrinsic	Average
			Weighted-	Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	Average	options	Contractual	Intrinsic
		Average	Grant-date	Acquisition-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2021	719,143	$38.33
Granted	14,700	110.19	$50.28
Assumed	163,581	23.10		$173.04
Exercised	(269,287)	28.23			$25,622
Forfeited	(7,669)	68.95
Expired	(1,146)	9.86
Outstanding at January 31, 2022	619,322	40.08
Exercised	(121,624)	30.34			$6,712
Forfeited	(10,618)	55.97
Expired	(2,289)	39.19
Outstanding at January 31, 2023	484,791	42.18
Exercised	(104,931)	26.06			$4,479
Forfeited	(926)	42.59
Expired	(5,616)	63.39
Outstanding at January 31, 2024	373,318	46.39				3.43	$16,454
Exercisable at January 31, 2024	326,464	$47.75				2.95	$13,920

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s stock was $52.56 on January 31, 2024, as reported by The NASDAQ Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s stock on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2021	2,871,801	$51.73
Granted	1,213,257	128.80
Vested	(1,367,309)	53.85
Forfeited	(66,614)	71.59
Unvested at January 31, 2022	2,651,135	85.41
Granted	1,549,174	74.45
Vested	(1,513,972)	71.32
Forfeited	(112,978)	99.46
Unvested at January 31, 2023	2,573,359	86.81
Granted	1,305,401	70.32
Vested	(1,220,608)	78.62
Forfeited	(225,512)	81.79
Unvested at January 31, 2024	2,432,640	$82.54

Total fair value of restricted stock units vested as of the respective vesting dates for the fiscal years ended January 31, 2024, 2023 and 2022 was approximately $88.0 million, $122.0 million, and $192.5 million, respectively. As of January 31, 2024, the aggregate intrinsic value of unvested restricted stock units was $127.9 million.

13. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(169,417)	$(65,386)	$(26,411)
Denominator:
Weighted-average ordinary shares - basic	39,878,872	38,363,638	36,577,120
Weighted-average ordinary shares - diluted	39,878,872	38,363,638	36,577,120
Net loss per ordinary share:
Basic	$(4.25)	$(1.70)	$(0.72)
Diluted	$(4.25)	$(1.70)	$(0.72)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2024	2023	2022
Options to purchase ordinary shares	234,088	336,828	327,747
Restricted stock units	1,549,026	1,550,679	1,388,091
Employee stock purchase plan	10,483	10,883	8,904
	1,793,597	1,898,390	1,724,742

14. Income Taxes

Loss before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
U.S. operations	$(33,953)	$(18,968)	$(5,842)
Non-U.S. operations	(114,577)	(51,970)	(22,799)
Loss before income taxes	$(148,530)	$(70,938)	$(28,641)

Income tax provision (benefit) consisted of the following for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Current:
U.S. federal tax	$303	$(3,525)	$907
U.S. state taxes	1	175	—
Non-U.S. foreign taxes	1,711	2,395	1,778
	2,015	(955)	2,685
Deferred:
U.S. federal tax	18,909	(4,231)	(4,819)
U.S. state taxes	—	—	(14)
Non-U.S. foreign taxes	(37)	(366)	(82)
	18,872	(4,597)	(4,915)
Provision (benefit) for income taxes	$20,887	$(5,552)	$(2,230)

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

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Provision at U.S. notional statutory rate	$(31,191)	$(14,897)	$(6,015)
U.S. state taxes	6	114	(11)
Non-U.S. foreign tax differential	25,736	12,943	6,483
Stock-based compensation	4,847	10,004	1,900
U.S. R&D credit	(7,232)	(5,045)	(5,886)
Valuation allowance	28,311	2,124	765
FIN48 interest	45	(739)	311
Uncertain tax position release	—	(10,188)	—
Other	365	132	223
Provision (benefit) for income taxes	$20,887	$(5,552)	$(2,230)

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2024 and 2023 were as follows:

	As of January 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Federal and state credits	$51,344	$40,134
Net operating losses	6,099	6,659
Expenses not currently deductible	3,988	3,164
Operating lease liabilities	1,009	1,582
Stock-based compensation	3,820	3,678
Other deferred tax assets	220	262
Gross deferred tax assets	66,480	55,479
Valuation allowance	(60,036)	(28,596)
Total deferred tax assets	$6,444	$26,883
Deferred tax liabilities
Intangible assets	(5,722)	(6,782)
Property and equipment	(460)	(617)
Operating lease assets	(918)	(1,452)
Net deferred tax assets (liabilities)	$(656)	$18,032

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additions	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2024	$28,596	31,440	—	—	$60,036
Year ended January 31, 2023	$24,083	4,513	—	—	$28,596
Year ended January 31, 2022	$17,962	4,874	1,247	—	$24,083

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, Italy and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2024 would be approximately $7.8 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided were approximated $86.4 million at January 31, 2024.

As of January 31, 2024, and 2023, the Company had net deferred tax liabilities after valuation allowance of $0.7 million and net deferred tax assets after valuation allowance of $18.0 million, respectively. The decrease in net deferred tax assets is primarily due to an increase in valuation allowance established against certain U.S. net deferred tax assets as of January 31, 2024. The Company evaluated the need for a valuation allowance by considering among other things, the nature, frequency and severity of current losses, reversal of taxable temporary differences, tax planning strategies, future projections in the U.S. and the duration of statutory carryforward periods. The Company determined in the fourth quarter of fiscal year 2024, that the negative evidence outweighed the positive evidence and determined that it is no longer more likely than not that the net deferred tax assets in the federal and state jurisdiction will be realized as of January 31, 2024. Among this negative evidence is the current year losses of the Company's federal tax consolidated group for tax purposes, the projected U.S. cumulative loss position of the Company's federal tax consolidated group and the inability to generate sources of income to utilize its federal and state attributes.

The Company has Federal and California net operating losses of $28.7 million and $1.0 million, respectively, as of January 31, 2024. The Federal net operating loss can be carried forward indefinitely, if not utilized. The California net operating loss begin to expire in fiscal year 2040, if not utilized. For financial statement purposes these carry forwards are offset by uncertain tax positions.

The Company also has Federal and California state research and development credit carryforwards of approximately $24.0 million and $34.6 million, respectively, as of January 31, 2024. The Federal credits begin to expire in the fiscal year 2036. The California credits can be carried forward indefinitely.

Utilization of the net operating loss and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations as defined by the U.S. Internal Revenue Code Section 382, as amended, and similar state provisions as well as separate return year limitation which limits the utilization of loss generated before a company joins the consolidated filing group. The annual limitations may result in the expiration of the U.S. Federal and state net operating loss (NOL) and research credit carryforwards before utilization. The Company has a full valuation allowance against all U.S. deferred tax assets due to lack of more likely than not future utilization of these deferred tax assets.

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2024, the Company had approximately $22.6 million in unrecognized tax benefits, $3.1 million of which would affect the Company’s effective tax rate if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation recorded for U.S. deferred tax assets. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Beginning balance:	$21,656	$30,884	$29,527
Additions based on tax positions related to the current year	997	1,033	1,412
Additions for tax positions of prior years	168	195	55
Reductions for tax positions in prior years	(38)	(45)	—
Settlements for prior periods	—	—	—
Lapse of applicable statute of limitations	(155)	(10,411)	(110)
Ending balance:	$22,628	$21,656	$30,884

The Company classified $3.1 million and $3.2 million of income tax liabilities as other long-term liabilities as of January 31, 2024, and 2023, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded an expense of $0.05 million, benefit of $0.7 million and expense of $0.3 million for interest and penalties related to uncertain tax positions for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. The Company recorded noncurrent liabilities of $0.7 million and $0.6 million related to interest and penalties for uncertain tax positions at January 31, 2024 and 2023, respectively.

The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state and foreign jurisdictions. As of January 31, 2024, the Company’s fiscal year 2021 through 2024 tax years are generally open and subject to potential examination by U.S. federal tax authorities. The Company’s fiscal year 2020 through 2024 tax years are generally open and subject to potential examination by state tax authorities. The Company’s fiscal years 2017 to 2024 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. During the fiscal year ended January 31, 2024, the gross amount of unrecognized tax benefits increased by approximately $1.0 million to $22.6 million. The increase was primarily due to changes to our uncertain tax positions related to research credits. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. It is reasonably possible that within the next 12 months the Company's unrecognized tax benefits could potentially be reduced by up to $9.0 million.

As of January 31, 2024, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $3.8 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

15. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of January 31, 2024 and 2023, total manufacturing purchase commitments were approximately $30.7 million and $43.6 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. There were no material loss liabilities recorded in the consolidated balance sheets from adverse purchase commitments as of January 31, 2024. There was approximately $2.9 million loss liabilities recognized in the consolidated balance sheets from adverse purchase commitments as of January 31, 2023.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of January 31, 2024, and no liabilities have been recorded for these obligations in the consolidated balance sheets as of January 31, 2024 and 2023, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of January 31, 2024 and 2023, there were no accruals for contingent liabilities related to such matters recorded in the consolidated balance sheets.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated. Certain prior year amounts of revenue by geographic region have been adjusted to reflect the appropriate bill-to location for the related revenue. These adjustments did not impact the total revenues in any of the periods presented.

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Taiwan	$119,601	$191,692	$205,079
Asia Pacific	58,506	73,476	81,623
Europe	11,949	26,921	18,459
North America other than United States	25,754	32,901	21,572
United States	10,664	12,616	5,123
Total revenue	$226,474	$337,606	$331,856

Substantially all of the Company’s property and equipment were located in the Asia Pacific region, United States and Europe. As of January 31, 2024, the net amount of these fixed assets located in these regions was approximately $5.3 million, $3.9 million and $1.2 million, respectively. As of January 31, 2023, the net amount of these fixed assets located in these regions was approximately $6.3 million, $4.0 million and $1.5 million, respectively.

Major Customers

The customers representing 10% or more of revenue for the fiscal years ended January 31, 2024, 2023 and 2022 were Wintech and Chicony. For the fiscal years ended January 31, 2024, 2023 and 2022, Wintech accounted for approximately 53%, 57% and 62% of total revenue, respectively. For the fiscal years ended January 31, 2024, 2023 and 2022, Chicony accounted for approximately 14%, 12% and 13% of total revenue, respectively. Accounts receivable with Wintech and Chicony were approximately $10.3 million and $7.0 million as of January 31, 2024, respectively. Accounts receivable with Wintech and Chicony were approximately $21.0 million and $9.4 million as of January 31, 2023, respectively.

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

10.8.1(9)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(9)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(10)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.2(1)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.1(12)	Amendment to the Sales Representative Agreement dated June 1, 2019 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.2(15)	Amendment No. 6 to Sales Representative Agreement dated May 1, 2021 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.1(18)	Amendment No. 7 to Sales Representative Agreement dated March 15, 2023 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.1(13)	Standard Lease between Ambarella Corporation and The Realty Associates Fund XI Portfolio, L.P., dated as of August 8, 2019

10.1(16)*	Employment letter entered into by Ambarella Corp. with Brian White, dated March 18, 2022

10.2(16)*	Change of Control and Severance Agreement entered into by Ambarella Corp. with Brian White, dated March 28, 2022

10.1(19)*	Separation Agreement entered into by Ambarella Corp. with Brian White dated October 17, 2023

10.2(19)*	Employment letter entered into by Ambarella Corp. with John Young dated October 17, 2023

10.11(17)*	Description of Executive Bonus Plan for Fiscal Year 2024

21.1	List of subsidiaries of Ambarella, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

97.1	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, has been formatted in Inline XBRL and included in Exhibit 101

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
(18)
Incorporated by reference to the Form 10-Q filed on June 6, 2023.
(19)
Incorporated by reference to the Form 10-Q filed on December 8, 2023.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

AMBARELLA, INC.

By:	/s/ John A. Young
John A. Young, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Feng-Ming Wang and John A. Young as his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 29, 2024.

Signature	Title

/s/ Feng-Ming Wang	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
Feng-Ming Wang

/s/ John A. Young	Chief Financial Officer (Principal Financial and Accounting Officer)
John A. Young

/s/ Leslie D. Kohn	Chief Technical Officer and Director
Leslie D. Kohn

/s/ Chenming C. Hu	Director
Chenming C. Hu

/s/ Christopher B. Paisley	Director
Christopher B. Paisley

/s/ D. Jeffrey Richardson	Director
D. Jeffrey Richardson

/s/ Hsiao-Wuen Hon	Director
Hsiao-Wuen Hon

/s/ Andrew W. Verhalen	Director
Andrew W. Verhalen

/s/ Elizabeth M. Schwarting	Director
Elizabeth M. Schwarting

/s/ Anne De Greef-Safft	Director
Anne De Greef-Safft