Form 10-Q
period 2024-04-30
AMBARELLA INC
filed 2024-06-06
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ______

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

The number of ordinary shares of the Registrant outstanding as of May 31, 2024 was 40,985,225 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	April 30,	January 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$131,810	$144,914
Marketable debt securities	71,537	75,013
Accounts receivable, net	28,299	24,950
Inventories	28,325	29,043
Restricted cash	7	7
Prepaid expenses and other current assets	6,929	6,230
Total current assets	266,907	280,157
Property and equipment, net	9,763	10,439
Deferred tax assets	115	234
Intangible assets, net	51,099	55,136
Operating lease right-of-use assets, net	4,324	5,250
Goodwill	303,625	303,625
Other non-current assets	2,827	2,814
Total assets	$638,660	$657,655
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	16,470	28,503
Accrued and other current liabilities	49,714	48,598
Operating lease liabilities, current	3,148	3,443
Income taxes payable	904	1,541
Deferred revenue, current	2,009	894
Total current liabilities	72,245	82,979
Operating lease liabilities, non-current	1,243	1,896
Other long-term liabilities	9,747	12,909
Total liabilities	83,235	97,784
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2024 and January 31, 2024, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 40,985,045 and 40,520,558 shares issued and outstanding at April 30, 2024 and January 31, 2024, respectively	18	18
Additional paid-in capital	728,842	694,967
Accumulated other comprehensive loss	(572)	(183)
Accumulated deficit	(172,863)	(134,931)
Total shareholders’ equity	555,425	559,871
Total liabilities and shareholders' equity	$638,660	$657,655

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue	$54,473	$62,142
Cost of revenue	21,313	24,623
Gross profit	33,160	37,519
Operating expenses:
Research and development	54,137	54,441
Selling, general and administrative	18,468	18,620
Total operating expenses	72,605	73,061
Loss from operations	(39,445)	(35,542)
Other income, net	2,271	1,286
Loss before income taxes	(37,174)	(34,256)
Provision for income taxes	758	1,646
Net loss	$(37,932)	$(35,902)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.93)	$(0.91)
Diluted	$(0.93)	$(0.91)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	40,774,991	39,340,791
Diluted	40,774,991	39,340,791

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended April 30,
	2024	2023
Net loss	$(37,932)	$(35,902)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	(389)	110
Other comprehensive income (loss), net of tax	(389)	110
Comprehensive loss	$(38,321)	$(35,792)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained Earnings
	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Total
Balance--January 31, 2024	40,520,558	$18	$694,967	$(183)	$(134,931)	$559,871
Issuance of shares through employee equity plans	367,413	—	4,237	—	—	4,237
Issuance of shares through employee stock purchase plan	97,074	—	4,055	—	—	4,055
Stock-based compensation expense	—	—	25,583	—	—	25,583
Other comprehensive loss - net of tax	—	—	—	(389)	—	(389)
Net loss	—	—	—	—	(37,932)	(37,932)
Balance--April 30, 2024	40,985,045	$18	$728,842	$(572)	$(172,863)	$555,425

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained Earnings
	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Total
Balance--January 31, 2023	39,043,000	$18	$572,076	$(492)	$34,486	$606,088
Issuance of shares through employee equity plans	467,996	—	5,198	—	—	5,198
Issuance of shares through employee stock purchase plan	80,207	—	4,448	—	—	4,448
Stock-based compensation expense	—	—	26,249	—	—	26,249
Other comprehensive gain - net of tax	—	—	—	110	—	110
Net loss	—	—	—	—	(35,902)	(35,902)
Balance--April 30, 2023	39,591,203	$18	$607,971	$(382)	$(1,416)	$606,191

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(37,932)	$(35,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,354	5,824
Amortization (accretion) of premium (discount) on marketable debt securities, net	(205)	(369)
Stock-based compensation	26,036	27,265
Deferred income taxes	119	846
Other non-cash items, net	478	64
Changes in operating assets and liabilities:
Accounts receivable	(3,349)	22,162
Inventories	928	(737)
Prepaid expenses and other current assets	(702)	(810)
Other non-current assets	(13)	106
Accounts payable	(12,037)	7,780
Accrued and other current liabilities	5,806	(2,613)
Income taxes payable	(637)	(493)
Deferred revenue	1,115	(152)
Operating lease liabilities	(983)	(968)
Other long-term liabilities	71	22
Net cash provided by (used in) operating activities	(14,951)	22,025
Cash flows from investing activities:
Purchase of investments	(6,653)	(19,790)
Sales of investments	7,195	1,468
Maturities of investments	2,725	12,410
Purchase of tangible and intangible assets	(1,132)	(2,298)
Net cash provided by (used in) investing activities	2,135	(8,210)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,903	2,592
Long-term financing payment for intangible assets	(3,191)	(2,207)
Net cash provided by (used in) financing activities	(288)	385
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,104)	14,200
Cash, cash equivalents and restricted cash at beginning of period	144,921	113,549
Cash, cash equivalents and restricted cash at end of period	$131,817	$127,749
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,084	$1,251
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$298	$825

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the Company) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power semiconductor solutions offering high-definition (HD) and Ultra HD compression, advanced image signal processing, and powerful artificial intelligence (AI) processing. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrate high-definition video processing, image processing, AI computer vision algorithms, audio processing and system functions onto a single chip. These low power SoCs deliver exceptional video and image quality and can extract valuable data from high-resolution video and radar streams. The Company is currently addressing a broad range of human and computer vision applications, including video security, advanced driver assistance systems (ADAS), electronic mirrors, drive recorders, driver/cabin monitoring systems, autonomous driving, and industrial and robotic applications.

The Company sells its solutions to leading original equipment manufacturers, or OEMs, who include the Company’s SoCs in their products, and original design manufacturers, or ODMs, who include the Company’s SoCs in the products that they supply to OEMs, globally.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2024 fiscal year filed with the SEC on March 29, 2024 (the Form 10-K) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

Basis of Consolidation

The Company’s fiscal year ends on January 31. The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. GAAP. All intercompany transactions and balances have been eliminated upon consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies described in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. In order to limit the exposure of each investment, the cash equivalents and marketable debt securities consist primarily of money market funds, fixed deposit accounts, commercial paper, corporate bonds, asset-backed securities and U.S. government securities which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

The Company performs ongoing credit evaluation of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness. The Company regularly monitors collections and payments from its customers.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of April 30, 2024 and January 31, 2024, restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	April 30, 2024	January 31, 2024	April 30, 2023	January 31, 2023
	(in thousands)
Cash and cash equivalents	$131,810	$144,914	$127,741	$113,541
Restricted cash	7	7	8	8
Total as presented in the condensed consolidated statements of cash flows	$131,817	$144,921	$127,749	$113,549

Recent Accounting Pronouncements

There has been no adoption of any new and recently issued accounting pronouncements.

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

	As of April 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$4,061	$—	$—	$4,061
Commercial paper	15,781	—	—	15,781
Corporate bonds	42,221	37	(297)	41,961
Asset-backed securities	12,309	—	(123)	12,186
U.S. government securities	23,189	—	(189)	23,000
Total cash equivalents and marketable debt securities	$97,561	$37	$(609)	$96,989

	As of January 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$296	$—	$—	$296
Commercial paper	30,806	—	—	30,806
Corporate bonds	38,867	180	(135)	38,912
Asset-backed securities	15,212	14	(96)	15,130
U.S. government securities	21,118	—	(146)	20,972
Total cash equivalents and marketable debt securities	$106,299	$194	$(377)	$106,116

The following table provides the breakdown of unrealized losses as of April 30, 2024 and January 31, 2024, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of April 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$27,191	$(165)	$7,963	$(132)	$35,154	$(297)
Asset-backed securities	4,981	(19)	7,205	(104)	12,186	(123)
U.S. government securities	15,357	(97)	7,643	(92)	23,000	(189)
Total marketable debt securities at loss position	$47,529	$(281)	$22,811	$(328)	$70,340	$(609)

	As of January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$9,050	$(19)	$8,363	$(116)	$17,413	$(135)
Asset-backed securities	4,821	(15)	6,289	(81)	11,110	(96)
U.S. government securities	15,020	(65)	5,952	(81)	20,972	(146)
Total marketable debt securities at loss position	$28,891	$(99)	$20,604	$(278)	$49,495	$(377)

	As of
	April 30, 2024	January 31, 2024
	(in thousands)
Included in cash equivalents	$25,452	$31,103
Included in marketable debt securities	71,537	75,013
Total cash equivalents and marketable debt securities	$96,989	$106,116

The contractual maturities of the investments at April 30, 2024 and January 31, 2024 were as follows:

	As of
	April 30, 2024	January 31, 2024
	(in thousands)
Due within one year	$54,987	$50,216
Due in 1 - 5 years	42,002	55,900
Total cash equivalents and marketable debt securities	$96,989	$106,116

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net, in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets. The credit-related losses were not material for the three months ended April 30, 2024 and 2023, respectively.

Interest income, including amortization of premiums and accretion of discounts related to the investments, as well as realized gains and losses from sales of the investments are recorded in other income, net, in the condensed consolidated statements of operations. For the three months ended April 30, 2024 and 2023, interest income and realized gains and losses, net, were approximately $1.3 million and $1.0 million, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of April 30, 2024 and January 31, 2024, respectively:

	As of April 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$4,061	$4,061	$—	$—
Commercial paper	15,781	—	15,781	—
Corporate bonds	41,961	—	41,961	—
Asset-backed securities	12,186	—	12,186	—
U.S. government securities	23,000	—	23,000	—
Total cash equivalents and marketable debt securities	$96,989	$4,061	$92,928	$—

	As of January 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$296	$296	$—	$—
Commercial paper	30,806	—	30,806	—
Corporate bonds	38,912	—	38,912	—
Asset-backed securities	15,130	—	15,130	—
U.S. government securities	20,972	—	20,972	—
Total cash equivalents and marketable debt securities	$106,116	$296	$105,820	$—

In addition to available-for-sale securities, the Company also has fixed deposit accounts that are classified as cash equivalents. As of April 30, 2024 and January 31, 2024, the carrying value of fixed deposit accounts was approximately $12.9 million and $7.0 million, respectively, which represented their fair value within level 1 hierarchy.

3. Inventories

Inventories at April 30, 2024 and January 31, 2024 consisted of the following:

	As of
	April 30, 2024	January 31, 2024
	(in thousands)
Work-in-progress	$18,705	$18,933
Finished goods	9,620	10,110
Total	$28,325	$29,043

4. Property and Equipment, Net

Depreciation expense was approximately $1.2 million and $1.1 million for the three months ended April 30, 2024 and 2023, respectively. Property and equipment at April 30, 2024 and January 31, 2024 consisted of the following:

	As of
	April 30, 2024	January 31, 2024
	(in thousands)
Computer hardware and software	$24,007	$23,518
Tools and equipment	8,576	8,564
Furniture and fixtures	1,352	1,351
Leasehold improvements	3,448	3,440
Construction in progress	212	166
	37,595	37,039
Less: accumulated depreciation and amortization	(27,832)	(26,600)
Total property and equipment, net	$9,763	$10,439

5. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of April 30, 2024, software license liabilities of approximately $8.1 million were recorded in accrued and other current liabilities and approximately $5.1 million were recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of April 30, 2024 and January 31, 2024 were as follows:

	As of April 30, 2024			As of January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$41,406	$(14,929)	$26,477	$41,329	$(12,029)	$29,300
Developed technology	21,200	(7,718)	13,482	21,200	(6,961)	14,239
Customer relationships	13,200	(3,667)	9,533	13,200	(3,300)	9,900
Trade name	2,500	(893)	1,607	2,500	(803)	1,697
Total intangible assets, net	$78,306	$(27,207)	$51,099	$78,229	$(23,093)	$55,136

The amortization expense associated with software licenses was approximately $3.0 million and $2.6 million for the three months ended April 30, 2024 and 2023, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $1.2 million for the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, the Company has not commenced amortization with respect to approximately $3.7 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to the intangible assets as of April 30, 2024 is as follows:

As of
April 30, 2024
Fiscal Year	(in thousands)
2025 (9 months remaining)	$11,424
2026	12,615
2027	7,719
2028	6,133
2029	5,815
Thereafter	7,393
Total future amortization expenses:	$51,099

Goodwill and intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that they may be impaired. There were no goodwill and intangible asset impairments for the three months ended April 30, 2024 and 2023, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at April 30, 2024 and January 31, 2024 consisted of the following:

	As of
	April 30, 2024	January 31, 2024
	(in thousands)
Accrued employee compensation	$12,603	$16,610
Accrued product development costs	24,118	18,290
Software license liabilities, current	8,113	8,161
Other accrued liabilities	4,880	5,537
Total accrued and other current liabilities	$49,714	$48,598

The timing of SoC development and invoicing from outside foundries usually results in the fluctuation of accrued product development costs. For the accrued employee compensation, approximately $4.1 million of annual bonus was paid in the first quarter of fiscal year 2025, of which $1.1 million was paid in cash and $3.0 million was settled with fully vested restricted stock units.

7. Leases

There were no material lease agreements entered into, or modified, during the three months ended April 30, 2024. The operating lease expense was approximately $1.0 million and $0.9 million for the three months ended April 30, 2024 and 2023, respectively. The Company's short-term leases and finance leases were not material as of April 30, 2024 and January 31, 2024, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Cash paid for operating leases included in operating cash flows	$983	$968
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$36	$62

As of April 30, 2024, the weighted average remaining lease term is 1.58 years, and the weighted average discount rate is 3.65 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
April 30, 2024
Fiscal Year	(in thousands)
2025 (9 months remaining)	$2,594
2026	1,532
2027	287
2028	71
2029	—
Thereafter	—
Total future annual minimum lease payments	4,484
Less: interest	(93)
Total lease liabilities	$4,391

8. Deferred Revenue

Deferred revenue is primarily related to nonrecurring engineering charges that are either invoiced or paid but for which the related performance obligations are not yet satisfied, as well as the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. During the three months ended April 30, 2024 and 2023, the amount recognized as revenue that was included in the deferred revenue balance at the end of prior fiscal year was not material, respectively.

As of April 30, 2024, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of product purchase orders and nonrecurring engineering service agreements with original contract duration of more than one year, was approximately $10.5 million, of which approximately 89% is expected to be recognized within the next 12 months. This does not include amounts which have an original expected contract duration of one year or less.

9. Other Long-Term Liabilities

Other long-term liabilities at April 30, 2024 and January 31, 2024 consisted of the following:

	As of
	April 30, 2024	January 31, 2024
	(in thousands)
Unrecognized tax benefits, including interest	$3,833	$3,762
Deferred tax liabilities	855	855
Software license liabilities, non-current	5,055	8,288
Other long-term liabilities	4	4
Total other long-term liabilities	$9,747	$12,909

10. Capital Stock

Preference shares

There were no preference shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively.

Ordinary shares

In the first quarter of fiscal year 2025, the Company added 506,506 ordinary shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on February 1st of each fiscal year, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2024 and January 31, 2024, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of
	April 30, 2024	January 31, 2024
Shares reserved for options, restricted stock and restricted stock units under equity plans	4,125,230	4,492,705
Shares reserved for employee stock purchase plan	3,731,853	2,834,384

Share repurchase program

There were no ordinary shares repurchased in the three months ended April 30, 2024. As of April 30, 2024, there was approximately $49.0 million available for repurchases under the current repurchase program through June 30, 2024. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Stock-based compensation:
Cost of revenue	$607	$941
Research and development	17,621	18,361
Selling, general and administrative	7,808	7,963
Total stock-based compensation	$26,036	$27,265

As of April 30, 2024, approximately $1.2 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at April 30, 2024 was $5.4 million and is expected to be recognized over a weighted-average period of 1.04 years. Total unrecognized compensation cost related to unvested restricted stock units at April 30, 2024 was approximately $181.3 million and is expected to be recognized over a weighted-average period of 2.43 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2024	2023
Employee stock purchase plan awards:
Volatility	39%	59%
Risk-free interest rate	5.38%	4.73%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

The following table summarizes stock option activities for the period indicated:

	Option Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2024	373,318	$46.39
Exercised	(32,065)	37.72		$351
Expired	(62)	11.16
Outstanding at April 30, 2024	341,191	47.21			3.43	$1,956
Exercisable at April 30, 2024	304,129	$48.61			3.05	$1,409

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on April 30, 2024 was $45.97, as reported by The Nasdaq Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2024	2,432,640	$82.54
Granted	604,990	66.21
Vested	(335,348)	73.44
Forfeited	(89,977)	148.33
Unvested at April 30, 2024	2,612,305	$77.66

As of April 30, 2024, the aggregate intrinsic value of unvested restricted stock units was $120.1 million.

12. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(37,932)	$(35,902)
Denominator:
Weighted-average ordinary shares - basic	40,774,991	39,340,791
Weighted-average ordinary shares - diluted	40,774,991	39,340,791
Net loss per ordinary share:
Basic	$(0.93)	$(0.91)
Diluted	$(0.93)	$(0.91)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2024	2023
Options to purchase ordinary shares	218,909	269,154
Restricted stock units	2,091,060	1,392,312
Employee stock purchase plan	9,229	17,081
	2,319,198	1,678,547

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Loss before income taxes	$(37,174)	$(34,256)
Provision for income taxes	758	1,646
Effective tax rate	(2.0)%	(4.8)%

The Company recorded an expense for income taxes of $0.8 million and $1.6 million for the three months ended April 30, 2024 and 2023, respectively. The decrease in income tax expense for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, was primarily due to a decrease in the proportion of profits generated in the U.S.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The Company’s fiscal years 2021 through 2024 are generally open and subject to potential examination by U.S. federal tax authorities. The Company’s fiscal years 2020 through 2024 are generally open and subject to potential examination by state tax authorities. The Company’s fiscal years 2017 to 2024 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2024, the gross amount of unrecognized tax benefits was approximately $22.8 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. It is reasonably possible that within the next 12 months the Company's unrecognized tax benefits could potentially be reduced by up to $9.0 million.

14. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of April 30, 2024 and January 31, 2024, total manufacturing purchase commitments were approximately $35.4 million and $30.7 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers and records the liabilities in accrued and other current liabilities in the condensed consolidated balance sheets. There were no material loss liabilities recorded in the condensed consolidated balance sheets from adverse purchase commitments as of April 30, 2024 and January 31, 2024.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of April 30, 2024, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of April 30, 2024 and January 31, 2024, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of April 30, 2024 and January 31, 2024, there were no accruals for contingent liabilities related to such matters recorded in the condensed consolidated balance sheets.

15. Segment Reporting

The Company operates in one operating and reporting segment related to the development and sales of low-power, HD, Ultra HD video compression, image processing and AI computer vision solutions. The Chief Executive Officer of the Company has been identified as the Chief Operating Decision Maker (the CODM) and manages the Company’s operations as a whole. For the purpose of evaluating financial performance and allocating resources, the CODM reviews financial information presented on a consolidated basis accompanied by information by customer and geographic region.

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Taiwan	$33,685	$30,634
Asia Pacific	12,750	15,605
Europe	4,199	3,516
North America other than United States	2,770	10,877
United States	1,069	1,510
Total revenue	$54,473	$62,142

Substantially all of the Company’s property and equipment were located in the Asia Pacific region, United States and Europe. As of April 30, 2024, the net amount of these fixed assets located in these regions was approximately $4.9 million, $3.7 million and $1.2 million, respectively. As of January 31, 2024, the net amount of these fixed assets located in these regions was approximately $5.3 million, $3.9 million and $1.2 million, respectively.

Major Customers

For the three months ended April 30, 2024, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 62% and 13% of total revenue, respectively. For the three months ended April 30, 2023, the customers representing 10% or more of revenue were WT, Chicony and Motorola, which accounted for approximately 49%, 16% and 11% of total revenue, respectively. Accounts receivable with WT and Chicony were approximately $13.8 million and $7.4 million as of April 30, 2024, respectively. Accounts receivable with WT and Chicony were approximately $10.3 million and $7.0 million as of January 31, 2024, respectively.

16. Subsequent Events

On May 29, 2024, the Company’s Board of Directors approved an extension of the Company's existing share repurchase program for an additional twelve months through June 30, 2025. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. As of June 6, 2024, there was approximately $49.0 million available for repurchases under the repurchase program through June 30, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2024 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2024 fiscal year filed with the Securities and Exchange Commission, or SEC, on March 29, 2024.

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

Overview

We are a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, or AI, processing, advanced image signal processing and high-resolution video compression. Since inception, we have primarily served human viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. Our recent development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision (CV) or edge inference AI, and our CV SoCs integrate our state-of-the-art video processor technology together with our deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of CV algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, and terrain mapping. CVflow can process other sensor modalities including lidar and radar, and allows customers to differentiate their products by porting their own, or third party, neural networks and/or classical CV algorithms to our CVflow-based SoCs. Our latest third generation CVflow technology enables us to address incremental and computationally intense AI applications for deep fusion, deep planning, and large language models (LLMs), as well as efficiently process transformer AI networks.

Our SoC designs fully integrate computer vision functionality, high-definition, or HD, video processing, image processing, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These CV-based technologies are allowing us to address a broader range of markets and applications requiring AI video features, including IP security cameras, a variety of automotive cameras, consumer cameras, and industrial and robotic applications. We anticipate that our CV technology will also enable us to capture more content per electronic system and increase our average selling price.

Our development efforts are focused on SoCs that provide human viewing, computer vision and radar detection functionalities. As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within camera markets with our computer vision technology, particularly in the Internet of Things, or IoT, markets, as well as emerging markets such as AI-enabled security cameras, AI-based driving applications, including driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, automotive advanced driver assistance systems, or ADAS, applications, and industrial and robotics markets. We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as AI and CV capabilities, and as we target new markets.

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

Financial Highlights

•
We recorded revenue of $54.5 million for the three months ended April 30, 2024. This represented a decrease of 12.3% as compared to the same period in the prior fiscal year. The decrease in revenue was primarily attributable to lower product unit shipments, partially offset by continued adoption of our CV-based solutions, which have higher average selling prices than non-CV solutions.
•
We recorded an operating loss of $39.4 million for the three months ended April 30, 2024, as compared to an operating loss of $35.5 million for the three months ended April 30, 2023. The higher operating loss was primarily due to lower revenue, partially offset by lower operating expenses. The decrease in operating expenses was primarily attributable to lower personnel costs, partially offset by an increase in engineering-related expenses associated with the progress and number of chips in development, as well as higher outside professional service costs.
•
We had cash outflows from operating activities of $15.0 million for the three months ended April 30, 2024, as compared to cash inflows of $22.0 million for the three months ended April 30, 2023. The cash outflows from operating activities were primarily attributable to reductions in working capital including payments for chip development costs and a higher net loss, adjusted for certain non-cash items.

Factors Affecting Our Performance

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

Impact of Global Supply Chain Conditions on Our Business. Due in part to impacts of the COVID-19 pandemic, the semiconductor industry faced significant global supply chain challenges over the past few years. Supply chain issues can impact our business as they relate to both our suppliers and our customers. With respect to our suppliers, we have experienced supply constraints for certain chips from Samsung Electronics Corporation and we may in the future experience similar issues. With respect to our customers, to the extent customers face supply chain issues with other components needed to pair with our products in order to produce their end products, such customers may delay future orders of our products or hold inventory of our products for longer periods of time. Recent supply chain challenges have substantially subsided and we expect conditions to return to more stability in future periods.

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2024	2023

Revenue	$54,473	$62,142
Cost of revenue	21,313	24,623
Gross profit	33,160	37,519
Operating expenses:
Research and development	54,137	54,441
Selling, general and administrative	18,468	18,620
Total operating expenses	72,605	73,061
Loss from operations	(39,445)	(35,542)
Other income, net	2,271	1,286
Loss before income taxes	(37,174)	(34,256)
Provision for income taxes	758	1,646
Net loss	$(37,932)	$(35,902)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2024	2023
Revenue	100%	100%
Cost of revenue	39	40
Gross profit	61	60
Operating expenses:
Research and development	99	88
Selling, general and administrative	34	30
Total operating expenses	133	118
Loss from operations	(72)	(58)
Other income, net	4	2
Loss before income taxes	(68)	(56)
Provision for income taxes	2	2
Net loss	(70)%	(58)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IoT OEMs, IoT ODMs, automotive OEMs or Tier-1 automotive suppliers, either directly or through our distributors. A substantial portion of our revenue from sales was made indirectly through one of our distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and from one ODM, Chicony Electronics Co., Ltd., or Chicony, which manufactures devices incorporating our solutions on behalf of multiple end-customers.

Our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our AI and CV-based solutions generally have higher selling prices than our traditional video and image processing SoC solutions that do not enable AI or CV functionality. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

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

Research and Development

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, costs of fabrication of mask sets for prototype products, the cost and depreciation of equipment, outside services as well as allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to generally increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of computer vision technology.

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

Comparison of the Three Months Ended April 30, 2024 and 2023

Revenue

	Three Months Ended April 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$54,473	$62,142	$(7,669)	(12.3)%

Revenue decreased for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, primarily due to lower product unit shipments, partially offset by continued adoption of our CV-based solutions, which have higher average selling prices than non-CV solutions.

Gross Margin

	Three Months Ended April 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Gross margin	60.9%	60.4%	—	0.5%

Gross margin increased for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, primarily due to sales of inventory that was previously reserved and lower adverse purchase commitments recognized.

Research and Development

	Three Months Ended April 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$54,137	$54,441	$(304)	(0.6)%

Research and development expense decreased for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, primarily due to approximately $0.9 million of lower personnel costs, including stock-based compensation, employee benefits and incentive bonus, as a result of lower headcount, partially offset by approximately $0.6 million of additional engineering-related expenses associated with the progress and number of chips in development.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Selling, general and administrative	$18,468	$18,620	$(152)	(0.8)%

Selling, general and administrative expense decreased for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, primarily due to approximately $0.7 million of lower personnel costs, including stock-based compensation, employee benefits and incentive bonus, as a result of lower headcount, partially offset by approximately $0.5 million of additional outside professional service costs.

Other Income, Net

	Three Months Ended April 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income, net	$2,271	$1,286	$985	76.6%

The increase in other income, net, for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, was primarily due to approximately $1.0 million of additional interest income and yields from our cash deposits and debt security investments.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Provision for income taxes	$758	$1,646	$(888)	(53.9)%
Effective tax rate	(2.0)%	(4.8)%	—	2.8%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The decrease in income tax expense for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, was primarily due to a decrease in the proportion of profits generated in the U.S.

Liquidity and Capital Resources

As of April 30, 2024, we had cash, cash equivalents and marketable debt securities of approximately $203.3 million. We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information. The current inflationary environment in the United States and resulting high interest rates have not had a material impact on our investment portfolio and financial position.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(14,951)	$22,025
Net cash provided by (used in) investing activities	2,135	(8,210)
Net cash provided by (used in) financing activities	(288)	385
Net increase (decrease) in cash, cash equivalents and restricted cash	$(13,104)	$14,200

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities increased for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, primarily attributable to reductions in working capital including payments for chip development costs and a higher net loss, adjusted for certain non-cash items.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, primarily attributable to approximately $9.2 million of net cash receipts from our debt security investments, and $1.2 million less in payments for the purchase of capital assets.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities decreased for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, primarily due to approximately $1.0 million additional principal payments associated with long-term software license agreements, partially offset by approximately $0.3 million higher cash receipt from stock activities.

Share Repurchase Program

No ordinary shares were repurchased during the three months ended April 30, 2024. As of April 30, 2024, there was approximately $49.0 million remaining available for repurchases under the current repurchase program through June 30, 2024. On May 29, 2024, our Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2025. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information.

Operating and Capital Expenditure Requirements

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of April, 2024, we had purchase obligations with our independent contract manufacturers of $35.4 million.

Except as described above, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 30, 2024, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2024 fiscal year filed with the SEC on March 29, 2024.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk as described in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the 2024 fiscal year filed with the SEC on March 29, 2024.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of April 30, 2024 at a reasonable assurance level. The material weakness did not result in a material misstatement to our interim consolidated financial statements for the period ended April 30, 2024.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

As reported in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, our management identified a material weakness in our internal control over financial reporting as of January 31, 2024, as we did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have tax personnel with the appropriate skills and level of experience to assess complicated tax matters, and we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and recognition and measurement of deferred tax assets. This material weakness resulted in immaterial errors to the provision for income taxes, deferred tax assets, income taxes payable, and income tax disclosures which were adjusted in the Company’s consolidated financial statements for the fiscal year ended January 31, 2024. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan Efforts

In order to remediate the material weakness described above, management continues to implement a remediation plan that includes implementing enhancements to our existing control activities with improved documentation standards, technical oversight and training, as well as, implementing enhanced review procedures in our income tax monitoring control. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness, including but not limited to, hiring of experienced personnel, as well as greater engagement of external subject matter experts on complex tax matters.

The material weakness described above will not be considered remediated until the internal controls described above have been implemented and operated effectively for a sufficient period of time for management to conclude, through testing, that they are effective.

Changes in Internal Control over Financial Reporting

Other than the remediation plan outlined above, there were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not engaged in any material legal proceedings at this time. Refer to Note 14, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets, including China. In addition, our ability to sell certain products to certain China customers has been restricted.
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

Impacts of the global supply chain challenges could adversely affect our business, financial condition, and results of operations.

During the COVID-19 global pandemic, various restrictions were put in place causing a temporary decline in demand for certain items. As restrictions began easing across the world, an increase in demand for products containing semiconductor chips exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry, which resulted in a lengthening of the manufacturing lead time for our products and impacting the normal forecasting and ordering patterns of our customers. To the extent customers face supply chain issues with respect to other components needed to pair with our products in order to produce their end products, such customers delayed orders of our products or hold inventory of our products for longer periods of time, resulting in a decline in our revenue. With respect to our suppliers, we experienced supply constraints for certain chips from Samsung. While these supply chain challenges have largely subsided, we may in the future experience similar issues.

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

Concerns relating to the responsible use of AI in our and our customers’ products may result in reputational and financial harm and liability. AI poses emerging ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we or our customers enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial, we may experience reputational harm, competitive harm, financial harm or legal liability.

Shortages in, or increased costs of, wafers and materials could adversely impact our gross margins and lead to reduced revenues.

Worldwide manufacturing capacity for silicon wafers is relatively inelastic. If the demand for silicon wafers or assembly material exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. Silicon wafers constitute a material portion of our product cost and if we are unable to purchase wafers at favorable prices, our results of operations and financial condition will be adversely affected. The semiconductor industry recently experienced significant shortages of manufacturing capacity, which resulted in a lengthening of the manufacturing lead time for our products and which has at times harmed our revenue. While this capacity shortage has improved, lead times for our products remain longer than normal, which could negatively impact our ability to meet our customer’s demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. We have also experienced, during times of supply chain capacity shortages, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves and lead to our customers having excess inventory.

Our primary inventory warehouse is located in Hong Kong and may be affected by continued political, social, health and economic conditions in Hong Kong.

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or our logistic partners. Hong Kong has experienced, and continues to experience, political unrest and social strife in addition to the impact of the COVID-19 pandemic. The Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, or Commerce, imposes on Hong Kong the same stringent export and reexport controls applicable to China, including licensing requirements such as those applicable to SoCs and semiconductor end-uses. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In addition, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location (or a location resulting in higher tax costs) or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners.

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

Our customers typically do not provide us with firm, long-term purchase commitments. A substantial majority of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and often without penalty to them. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix. As a result of a number of factors, including longer manufacturing times for our products and increased demand from customers during fiscal year 2023, we increased our inventory levels. These factors have substantially subsided and we expect conditions to return to more stability in future periods.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2024, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Chicony Electronics Co., Ltd., or Chicony, one ODM which manufactures devices incorporating our solutions on behalf of multiple end-customers, accounted for approximately 53% and 14% of total revenue, respectively. For the three months ended April 30, 2024, the customers representing 10% or more of our revenue were WT and Chicony which accounted for approximately 62% and 13% of total revenue, respectively. In addition, we believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 51% of our total revenue in fiscal year 2024 and accounted for approximately 58% of our total revenue for the three months ended April 30, 2024. We believe that our operating results in the near term will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Security breaches and incidents, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures, and we may face difficulties or delays in identifying and otherwise responding to any security breach or incident. Moreover, remote work by our personnel and remote access to our systems have increased significantly, which also increases our cybersecurity risk profile. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. Our policies and security measures cannot guarantee security, and our IT infrastructure, including our networks and systems, may be vulnerable to security breaches and incidents, cyber-attacks, or fraud. Third parties have attempted, and will likely continue to attempt, to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties or create system disruptions. Computer programmers and hackers also may be able to deploy viruses, worms and other malicious software programs that attack our information systems and cause disruptions of our business. For portions of our IT infrastructure, we rely on products and services provided by third parties. These third-party products and services relate to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these third-party providers. These third-party service providers are subject to similar, and in certain cases greater, security threats than we face. These third-party providers may also experience breaches, incidents, and attacks compromising or otherwise impacting their products, and their products may contain security vulnerabilities, each of which could impact our systems, and unauthorized access to the systems of our cloud-based service providers, any other security breaches or incidents impacting such systems, or the existence of computer viruses, ransomware or other malicious code in their data or software could expose us to a risk of loss, misappropriation, unavailability and other unauthorized processing of information. Data security breaches and incidents may also result from non-technical means, including, for example, intentional malfeasance or negligence by an employee or contractor. Any data security breach or incident or theft, misuse, loss, unavailability or other unauthorized processing of this information, or the perception that any of these matters has occurred, could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, regulatory investigations and other proceedings, litigation by affected parties and possible penalties, damages, and other liabilities, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We may also encounter or be subject to bugs, errors, or hacking or other events resulting in system interruptions or other disruptions, corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as product development, customer support, processing purchase orders and invoices, processing payroll, product distribution, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. Due to conflicts and geopolitical events such as the ongoing hostility between Russia and Ukraine, we and our vendors, contractors, and other third parties we work with are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems and operations.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $215.1 million, $204.9 million and $167.3 million in fiscal years 2024, 2023 and 2022, respectively. For the three months ended April 30, 2024, our research and development expense was $54.1 million. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target key markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the fiscal year ended January 31, 2024, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 53% and 14% of total revenue, respectively. As of January 31, 2024, accounts receivable with WT and Chicony were approximately $10.3 million and $7.0 million, respectively. For the three months ended April 30, 2024, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 62% and 13% of total revenue, respectively. As of April 30, 2024, accounts receivable with WT and Chicony were approximately $13.8 million and $7.4 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results and cash flows would be negatively impacted.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Cyclical downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, which could harm our business and operating results. We are dependent on the availability of third-party foundry and assembly capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. The semiconductor industry recently experienced significant shortages of capacity, which resulted in a lengthening of the manufacturing lead time for our products. Such capacity shortages could negatively impact our ability to meet our customers’ demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. We have also experienced, during times of supply chain capacity shortage, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves. Recent supply chain challenges have largely subsided and we expect conditions to return to more stability in future periods.

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
•
volatility in our stock price.

The COVID-19 pandemic created worldwide uncertainty and significantly and negatively impacted the global economy which caused significant uncertainty and volatility in global financial markets and the trading prices for the common stock of technology companies, including ours. The pandemic impacted our workforce and the operations of our customers and suppliers. In response to the pandemic and related government measures, we implemented safety measures to protect our employees and contractors at our locations around the world and may be required to take similar action in the future.

The potential impact that a future pandemic, epidemic, health crisis, or other outbreak of disease, including the emergence of new COVID-19 variants, could have on our business, results of operations, and financial condition, and on the other risk factors described in this “Risk Factors” section, may be difficult to predict.

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

Global climate change is causing, and is projected to continue to cause, an increase in the frequency and intensity of certain natural disasters. Additionally, adverse weather, such as drought, wildfires, severe storms, sea-level rise, flooding, heat waves and cold waves, may occur, more frequently and/or with greater intensity. Such extreme events are driving changes in market dynamics, and local, national and international policies and regulations, which could result in disruptions to us, our suppliers, customers, and employees. These disruptions could make it more difficult and costly for us to deliver our products, obtain components or other supplies through our supply chain, maintain, or resume operations or perform other critical corporate functions, and could reduce customer demand for our products.

The increasing concern over climate change could also result in shifting customer preferences. If we fail to manage changes in customer expectations in an effective manner, demand for our products could diminish, and our financial performance could suffer. Additionally, new laws or regulations enacted to address climate change that are more stringent than current legal or regulatory requirements may increase our compliance burdens and costs, including indirect costs that are passed on to us from our customers or suppliers. Climate change also may reduce the availability or increase the cost of insurance for negative impacts of natural disasters by contributing to an increase in the frequency and severity of such natural disasters. Ultimately, the impacts of climate change, whether involving physical risks (such as disruptions resulting from climate-related events) or transition risks (such as regulatory changes, changes in market dynamics or increased operating costs, including the cost of insurance) are expected to be widespread and unpredictable and may materially and adversely affect our business and financial results.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 79%, 79% and 86% of our total revenue in fiscal years 2024, 2023 and 2022, respectively. For the three months ended April 30, 2024, sales to customers in Asia accounted for approximately 85% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of April 30, 2024, we had approximately $97.0 million in money market funds and debt security investments and $12.9 million in fixed deposit accounts. The debt security investments consisted of commercial paper, corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the pandemics or widespread public health problems, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March 2023, Silicon Valley Bank (SVB) was closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. At the time of closing on March 10, 2023, we had cash deposits with SVB of approximately $17.0 million. We also had cash equivalents and marketable debt security investments residing in custodial accounts held by U.S. Bank for which SVB Asset Management was the investment advisor until March 15, 2023. While we were able to recover all deposited amounts from SVB, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

Risks Related to Our Dependence on Third Parties

We do not have long-term supply contracts with our third-party manufacturing vendors, and they may not allocate sufficient capacity to us at reasonable prices to meet future demands for our solutions.

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The ability of our foundry vendors to provide us with a product, which is solely sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors have provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. In recent years, we experienced supply constraints at our primary foundry and assembly vendor resulting from industry wide supply chain challenges. These conditions have weakened and we expect conditions to stabilize in future periods.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 53%, 57% and 62% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2024, 2023 and 2022, respectively, and approximately 62% of our revenue was derived from sales through WT for the three months ended April 30, 2024. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

General trade tensions between the United States and China have been escalating, which has, in our view, created and will perpetuate an uncertain business environment. Tariffs on Chinese-origin products have continued to increase. Additionally, in 2022, the U.S. government announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, advanced computing, supercomputing, and artificial intelligence to China, including Hong Kong, without an export license. In many cases, these licenses are subject to a policy of denial and will not be issued. These controls have continued to expand. While our current products are not restricted by these controls, such controls could impact our ability to export products to China in the future. It also is possible that the Chinese government will retaliate in ways that could impact our business.

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

We have significant business operations in Taiwan, including 343 employees as of April 30, 2024, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

Our ability to sell our products to several China customers has been restricted.

Several of our customers, including Hangzhou Hikvision Digital Technology Co., Ltd, or Hikvision, Zhejiang Dahua Technology Co., Ltd., or Dahua, and affiliates of Shenzhen Dajiang Baiwang Technology Co., Ltd., have been added to the BIS Entity List, which imposes limitations on the supply of U.S. controlled items to the listed entities. In October 2022, BIS imposed additional restrictions on transactions with Dahua involving items subject to BIS export regulations. Notwithstanding our ability to continue to supply some SoC products to some affiliates of the listed entities, these customers may seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to any of our China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

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

We are subject to disclosure and compliance requirements associated with being a public company, including but not limited to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. Compliance with Section 404 requires a significant amount of time, expenses and dedication of internal resources.

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

The material weakness did not result in a material misstatement to the fiscal year 2024 consolidated financial statements. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in implementing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our 2025 fiscal year or the foreseeable future. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2026 fiscal year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (a) at least 75% of its gross income is passive income or (b) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (which may be based in part on the value of our ordinary shares, which may fluctuate), including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary’s equity interests, from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares, which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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

The market price of our ordinary shares has historically been highly volatile, and has been particularly volatile in recent years. For example, since February 1, 2020, the trading price of our common stock ranged from a low of $36.02 to a high of $227.59 and was $45.97 at the close of trading on April 30, 2024. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

The price of our ordinary shares could decrease as a result of dilution of existing shareholders from new shares being sold in the market.

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our fiscal quarter ending April 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1(2)*	Description of Executive Bonus Plan for Fiscal Year 2025.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
(2)	Incorporated by reference to the Form 8-K filed on February 28, 2024.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

AMBARELLA, INC.

Date: June 6, 2024	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 6, 2024	By:	/s/ John A. Young
John A. Young
Chief Financial Officer