Form 10-Q
period 2024-07-31
AMBARELLA INC
filed 2024-09-04
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

The number of ordinary shares of the Registrant outstanding as of August 30, 2024 was 41,274,495 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	July 31,	January 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$153,925	$144,914
Marketable debt securities	65,880	75,013
Accounts receivable, net	23,160	24,950
Inventories	30,660	29,043
Restricted cash	7	7
Prepaid expenses and other current assets	6,051	6,230
Total current assets	279,683	280,157
Property and equipment, net	9,042	10,439
Deferred tax assets	163	234
Intangible assets, net	48,404	55,136
Operating lease right-of-use assets, net	6,744	5,250
Goodwill	303,625	303,625
Other non-current assets	2,673	2,814
Total assets	$650,334	$657,655
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	19,443	28,503
Accrued and other current liabilities	62,400	48,598
Operating lease liabilities, current	3,652	3,443
Income taxes payable	809	1,541
Deferred revenue, current	5,152	894
Total current liabilities	91,456	82,979
Operating lease liabilities, non-current	3,101	1,896
Other long-term liabilities	8,226	12,909
Total liabilities	102,783	97,784
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2024 and January 31, 2024, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 41,272,671 and 40,520,558 shares issued and outstanding at July 31, 2024 and January 31, 2024, respectively	19	18
Additional paid-in capital	755,449	694,967
Accumulated other comprehensive loss	(165)	(183)
Accumulated deficit	(207,752)	(134,931)
Total shareholders’ equity	547,551	559,871
Total liabilities and shareholders' equity	$650,334	$657,655

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue	$63,724	$62,121	$118,197	$124,263
Cost of revenue	24,983	23,659	46,296	48,282
Gross profit	38,741	38,462	71,901	75,981
Operating expenses:
Research and development	56,760	54,917	110,897	109,358
Selling, general and administrative	18,268	18,884	36,736	37,504
Total operating expenses	75,028	73,801	147,633	146,862
Loss from operations	(36,287)	(35,339)	(75,732)	(70,881)
Other income, net	2,145	737	4,416	2,023
Loss before income taxes	(34,142)	(34,602)	(71,316)	(68,858)
Provision (benefit) for income taxes	747	(3,404)	1,505	(1,758)
Net loss	$(34,889)	$(31,198)	$(72,821)	$(67,100)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.85)	$(0.79)	$(1.78)	$(1.70)
Diluted	$(0.85)	$(0.79)	$(1.78)	$(1.70)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	41,129,754	39,736,704	40,952,373	39,538,748
Diluted	41,129,754	39,736,704	40,952,373	39,538,748

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net loss	$(34,889)	$(31,198)	$(72,821)	$(67,100)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	407	(548)	18	(438)
Other comprehensive income (loss), net of tax	407	(548)	18	(438)
Comprehensive loss	$(34,482)	$(31,746)	$(72,803)	$(67,538)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive
	Shares	Amount	Capital	Loss	Accumulated Deficit	Total
Balance--January 31, 2024	40,520,558	$18	$694,967	$(183)	$(134,931)	$559,871
Issuance of shares through employee equity plans	367,413	—	4,237	—	—	4,237
Issuance of shares through employee stock purchase plan	97,074	—	4,055	—	—	4,055
Stock-based compensation expense	—	—	25,583	—	—	25,583
Other comprehensive loss - net of tax	—	—	—	(389)	—	(389)
Net loss	—	—	—	—	(37,932)	(37,932)
Balance--April 30, 2024	40,985,045	18	728,842	(572)	(172,863)	555,425
Issuance of shares through employee equity plans	287,626	1	1,014	—	—	1,015
Stock-based compensation expense	—	—	25,593	—	—	25,593
Other comprehensive gain - net of tax	—	—	—	407	—	407
Net loss	—	—	—	—	(34,889)	(34,889)
Balance--July 31, 2024	41,272,671	$19	$755,449	$(165)	$(207,752)	$547,551

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained Earnings
	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Total
Balance--January 31, 2023	39,043,000	$18	$572,076	$(492)	$34,486	$606,088
Issuance of shares through employee equity plans	467,996	—	5,198	—	—	5,198
Issuance of shares through employee stock purchase plan	80,207	—	4,448	—	—	4,448
Stock-based compensation expense	—	—	26,249	—	—	26,249
Other comprehensive gain - net of tax	—	—	—	110	—	110
Net loss	—	—	—	—	(35,902)	(35,902)
Balance--April 30, 2023	39,591,203	18	607,971	(382)	(1,416)	606,191
Issuance of shares through employee equity plans	279,568	—	553	—	—	553
Stock-based compensation expense	—	—	27,320	—	—	27,320
Other comprehensive loss - net of tax	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	(31,198)	(31,198)
Balance--July 31, 2023	39,870,771	$18	$635,844	$(930)	$(32,614)	$602,318

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(72,821)	$(67,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,755	11,945
Amortization (accretion) of premium (discount) on marketable debt securities, net	(371)	(710)
Stock-based compensation	53,648	55,387
Deferred income taxes	71	(2,908)
Other non-cash items, net	509	1,036
Changes in operating assets and liabilities:
Accounts receivable	1,790	21,829
Inventories	(1,422)	5,716
Prepaid expenses and other current assets	176	66
Other non-current assets	141	57
Accounts payable	(9,060)	(6,878)
Accrued and other current liabilities	14,692	124
Income taxes payable	(732)	(1,654)
Deferred revenue	4,258	325
Operating lease liabilities	(1,987)	(1,993)
Other long-term liabilities	140	(55)
Net cash provided by operating activities	1,787	15,187
Cash flows from investing activities:
Purchase of investments	(8,261)	(34,178)
Sales of investments	9,239	2,593
Maturities of investments	8,475	31,310
Purchase of tangible and intangible assets	(3,696)	(7,694)
Net cash provided by (used in) investing activities	5,757	(7,969)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	5,950	5,179
Long-term financing payment for intangible assets	(4,483)	(3,423)
Net cash provided by financing activities	1,467	1,756
Net increase in cash, cash equivalents and restricted cash	9,011	8,974
Cash, cash equivalents and restricted cash at beginning of period	144,921	113,549
Cash, cash equivalents and restricted cash at end of period	$153,932	$122,523
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,752	$2,975
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$333	$8,188

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

A substantial portion of the Company’s revenue is derived from sales through its two major distributors and one ODM. WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, serves as a non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Hakuto Co., Ltd., or Hakuto, serves as a Japanese distributor. Chicony Electronics Co., Ltd., or Chicony, is an ODM that manufactures devices incorporating the Company’s solutions on behalf of multiple end-customers. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 15 for additional information regarding revenue and credit concentration with these customers.

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of July 31, 2024 and January 31, 2024, restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	July 31, 2024	January 31, 2024	July 31, 2023	January 31, 2023
	(in thousands)
Cash and cash equivalents	$153,925	$144,914	$122,515	$113,541
Restricted cash	7	7	8	8
Total as presented in the condensed consolidated statements of cash flows	$153,932	$144,921	$122,523	$113,549

Recent Accounting Pronouncements

There has been no adoption of any new and recently issued accounting pronouncements.

2. Financial Instruments and Fair Value

The Company maintains its cash primarily in accounts with reputable financial institutions. The Company also invests a portion of its cash in money market funds and debt securities that are denominated in United States dollars, as well as non-marketable equity investments in privately-held companies. The debt security investment portfolio consists of commercial paper, corporate bonds, asset-backed securities and U.S. government securities. All of the money market funds and debt security investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets as follows:

	As of July 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$1,299	$—	$—	$1,299
Commercial paper	17,857	—	—	17,857
Corporate bonds	44,533	103	(108)	44,528
Asset-backed securities	11,003	4	(67)	10,940
U.S. government securities	23,965	1	(98)	23,868
Total cash equivalents and marketable debt securities	$98,657	$108	$(273)	$98,492

	As of January 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$296	$—	$—	$296
Commercial paper	30,806	—	—	30,806
Corporate bonds	38,867	180	(135)	38,912
Asset-backed securities	15,212	14	(96)	15,130
U.S. government securities	21,118	—	(146)	20,972
Total cash equivalents and marketable debt securities	$106,299	$194	$(377)	$106,116

The following table provides the breakdown of unrealized losses from available-for-sale securities as of July 31, 2024 and January 31, 2024, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of July 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$15,299	$(18)	$12,095	$(90)	$27,394	$(108)
Asset-backed securities	1,138	—	7,551	(67)	8,689	(67)
U.S. government securities	3,454	—	17,152	(98)	20,606	(98)
Total marketable debt securities at loss position	$19,891	$(18)	$36,798	$(255)	$56,689	$(273)

	As of January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$9,050	$(19)	$8,363	$(116)	$17,413	$(135)
Asset-backed securities	4,821	(15)	6,289	(81)	11,110	(96)
U.S. government securities	15,020	(65)	5,952	(81)	20,972	(146)
Total marketable debt securities at loss position	$28,891	$(99)	$20,604	$(278)	$49,495	$(377)

	As of
	July 31, 2024	January 31, 2024
	(in thousands)
Included in cash equivalents	$32,612	$31,103
Included in marketable debt securities	65,880	75,013
Total cash equivalents and marketable debt securities	$98,492	$106,116

The contractual maturities of available-for-sale securities at July 31, 2024 and January 31, 2024 were as follows:

	As of
	July 31, 2024	January 31, 2024
	(in thousands)
Due within one year	$66,783	$50,216
Due in 1 - 5 years	31,709	55,900
Total cash equivalents and marketable debt securities	$98,492	$106,116

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net, in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets. The credit-related losses were not material for the three and six months ended July 31, 2024 and 2023, respectively.

The following fair value hierarchy is applied for disclosure of the inputs used to measure fair value of available-for-sale securities. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The Company measures the fair value of money market funds using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of other debt securities are obtained based on quoted prices for similar assets in active markets and are classified within Level 2.

The following tables present the fair value of available-for-sale securities measured on a recurring basis as of July 31, 2024 and January 31, 2024, respectively:

	As of July 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$1,299	$1,299	$—	$—
Commercial paper	17,857	—	17,857	—
Corporate bonds	44,528	—	44,528	—
Asset-backed securities	10,940	—	10,940	—
U.S. government securities	23,868	—	23,868	—
Total cash equivalents and marketable debt securities	$98,492	$1,299	$97,193	$—

	As of January 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$296	$296	$—	$—
Commercial paper	30,806	—	30,806	—
Corporate bonds	38,912	—	38,912	—
Asset-backed securities	15,130	—	15,130	—
U.S. government securities	20,972	—	20,972	—
Total cash equivalents and marketable debt securities	$106,116	$296	$105,820	$—

In addition to available-for-sale securities, the Company also has fixed deposit accounts that are classified as cash equivalents. As of July 31, 2024 and January 31, 2024, the carrying value of fixed deposit accounts was approximately $9.6 million and $7.0 million, respectively, which represented their fair value within level 1 hierarchy.

Interest income from financial instruments, including amortization of premiums and accretion of discounts, as well as realized gains and losses from available-for-sale securities, are recorded in other income, net, in the condensed consolidated statements of operations. For the three months ended July 31, 2024 and 2023, interest income and realized gains and losses, net, were approximately $2.1 million and $1.9 million, respectively. For the six months ended July 31, 2024 and 2023, interest income and realized gains and losses, net, were approximately $4.4 million and $3.2 million, respectively.

The Company's non-marketable equity investments in privately-held companies are measured at cost, adjusted for subsequent observable price change or any impairment. Upon determining that an impairment or observable price change exists, the Company records any adjustment to the fair value through other income, net, in the condensed consolidated statements of operations. There was no significant change in the fair value and there was no impairment loss related to equity investment for the three and six months ended July 31, 2024. There was approximately $1.2 million of impairment recognized for the three and six months ended July 31, 2023. As of July 31, 2024 and January 31, 2024, the non-marketable equity investment was approximately $1.2 million, respectively, and recorded in other non-current assets in the condensed consolidated balance sheets.

3. Inventories

Inventories at July 31, 2024 and January 31, 2024 consisted of the following:

	As of
	July 31, 2024	January 31, 2024
	(in thousands)
Work-in-progress	$18,259	$18,933
Finished goods	12,401	10,110
Total	$30,660	$29,043

4. Property and Equipment, Net

Depreciation expense was approximately $1.2 million and $1.2 million for the three months ended July 31, 2024 and 2023, respectively, and was approximately $2.4 million and $2.3 million for the six months ended July 31, 2024 and 2023, respectively. Property and equipment at July 31, 2024 and January 31, 2024 consisted of the following:

	As of
	July 31, 2024	January 31, 2024
	(in thousands)
Computer hardware and software	$24,384	$23,518
Tools and equipment	8,671	8,564
Furniture and fixtures	1,353	1,351
Leasehold improvements	3,448	3,440
Construction in progress	216	166
	38,072	37,039
Less: accumulated depreciation and amortization	(29,030)	(26,600)
Total property and equipment, net	$9,042	$10,439

5. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of July 31, 2024, software license liabilities of approximately $7.8 million were recorded in accrued and other current liabilities and approximately $3.5 million were recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of July 31, 2024 and January 31, 2024 were as follows:

	As of July 31, 2024			As of January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$41,962	$(16,968)	$24,994	$41,329	$(12,029)	$29,300
Developed technology	21,200	(8,475)	12,725	21,200	(6,961)	14,239
Customer relationships	13,200	(4,033)	9,167	13,200	(3,300)	9,900
Trade name	2,500	(982)	1,518	2,500	(803)	1,697
Total intangible assets, net	$78,862	$(30,458)	$48,404	$78,229	$(23,093)	$55,136

The amortization expense associated with software licenses was approximately $3.0 million and $2.8 million for the three months ended July 31, 2024 and 2023, respectively, and was approximately $6.0 million and $5.4 million for the six months ended July 31, 2024 and 2023, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $1.2 million for the three months ended July 31, 2024 and 2023, respectively, and was approximately $2.4 million and $2.4 million for the six months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, the Company has not commenced amortization with respect to approximately $3.7 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to the intangible assets as of July 31, 2024 is as follows:

As of
July 31, 2024
Fiscal Year	(in thousands)
2025 (6 months remaining)	$8,214
2026	13,130
2027	7,719
2028	6,133
2029	5,815
Thereafter	7,393
Total future amortization expenses:	$48,404

Goodwill and intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that they may be impaired. There were no goodwill and intangible asset impairments for the three and six months ended July 31, 2024 and 2023, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at July 31, 2024 and January 31, 2024 consisted of the following:

	As of
	July 31, 2024	January 31, 2024
	(in thousands)
Accrued employee compensation	$19,387	$16,610
Accrued product development costs	30,221	18,290
Software license liabilities, current	7,837	8,161
Other accrued liabilities	4,955	5,537
Total accrued and other current liabilities	$62,400	$48,598

The timing of SoC development and invoicing from outside foundries usually results in the fluctuation of accrued product development costs. The accrued employee compensation primarily consists of accrued payroll and accrued employee benefits, as well as employee stock purchase plan withholding. For the accrued employee compensation, approximately $4.1 million of annual bonus was paid in the first quarter of fiscal year 2025, of which $1.1 million was paid in cash and $3.0 million was settled with fully vested restricted stock units.

7. Leases

In the second quarter of fiscal year 2025, the Company extended its existing Shanghai office lease for an additional 36 months beginning December 1, 2024 to November 30, 2027 and extended its existing Shenzhen office lease for an additional 28 months beginning October 1, 2024 to January 31, 2027. The Company also extended the lease for its Italy office for an additional 22 months beginning July 1, 2024 to April 30, 2026. An aggregate of approximately $3.3 million of additional operating lease right-of-use assets and corresponding lease liabilities were recorded in the condensed consolidated balance sheets as a result of these lease extensions.

The operating lease expense was approximately $1.0 million and $0.9 million for the three months ended July 31, 2024 and 2023, respectively, and was approximately $2.0 million and $1.8 million for the six months ended July 31, 2024 and 2023, respectively. The Company's short-term leases and finance leases were not material as of July 31, 2024 and January 31, 2024, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Cash paid for operating leases included in operating cash flows	$1,004	$1,025	$1,987	$1,993
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$31	$58	$67	$120
Leased assets obtained in exchange for operating lease liabilities arising from lease modifications	$3,335	$—	$3,335	$—

As of July 31, 2024, the weighted average remaining lease term is 2.13 years, and the weighted average discount rate is 3.69 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
July 31, 2024
Fiscal Year	(in thousands)
2025 (6 months remaining)	$1,776
2026	2,835
2027	1,558
2028	797
2029	—
Thereafter	—
Total future annual minimum lease payments	6,966
Less: interest	(213)
Total lease liabilities	$6,753

8. Deferred Revenue

Deferred revenue is primarily related to nonrecurring engineering charges that are either invoiced or paid but for which the related performance obligations are not yet satisfied, as well as, for product shipments, a portion of the transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. During the six months ended July 31, 2024 and 2023, the amount recognized as revenue that was included in the deferred revenue balance at the end of prior fiscal year was approximately $0.6 million and $0.9 million, respectively.

As of July 31, 2024, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of product purchase orders and nonrecurring engineering service agreements with original contract duration of more than one year, was approximately $13.2 million, of which approximately 97% is expected to be recognized within the next 12 months. This does not include amounts which have an original expected contract duration of one year or less.

9. Other Long-Term Liabilities

Other long-term liabilities at July 31, 2024 and January 31, 2024 consisted of the following:

	As of
	July 31, 2024	January 31, 2024
	(in thousands)
Unrecognized tax benefits, including interest	$3,903	$3,762
Deferred tax liabilities	856	855
Software license liabilities, non-current	3,464	8,288
Other long-term liabilities	3	4
Total other long-term liabilities	$8,226	$12,909

10. Capital Stock

Preference shares

There were no preference shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively.

Ordinary shares

In the first quarter of fiscal year 2025, the Company added 506,506 shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on February 1st of each fiscal year, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

In the second quarter of fiscal year 2025, the Company's shareholders approved to add an additional 1,750,000 shares to the ordinary shares reserved for issuance under the Amended and Restated 2021 Equity Incentive Plan, or 2021 EIP. Subject to adjustments upon changes in capitalization as provided under the 2021 EIP, the maximum aggregate number of ordinary shares that may be subject to awards and issued under the 2021 EIP will be equal to (a) 3,100,000 shares plus (i) any shares subject to awards granted under the Company’s 2012 Equity Incentive Plan (the “Prior Plan”) that, after the date the Prior Plan was terminated, are cancelled, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company due to failure to vest, and (ii) any shares that, as of immediately prior to the termination of the Prior Plan, were reserved but not issued pursuant to any awards granted under the Prior Plan and are not subject to any awards thereunder, with the maximum number of ordinary shares to be added to the 2021 EIP pursuant to clauses (i) and (ii) equal to 6,834,208 shares.

As of July 31, 2024 and January 31, 2024, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of
	July 31, 2024	January 31, 2024
Shares reserved for options, restricted stock and restricted stock units under equity plans	5,587,604	4,492,705
Shares reserved for employee stock purchase plan	3,731,853	2,834,384

Share repurchase program

On May 29, 2024, the Company’s Board of Directors approved an extension of the Company's existing share repurchase program for an additional twelve months through June 30, 2025. There were no ordinary shares repurchased in the six months ended July 31, 2024. As of July 31, 2024, there was approximately $49.0 million available for repurchases under the current repurchase program through June 30, 2025. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Stock-based compensation:
Cost of revenue	$833	$885	$1,440	$1,826
Research and development	18,395	18,550	36,016	36,911
Selling, general and administrative	8,384	8,687	16,192	16,650
Total stock-based compensation	$27,612	$28,122	$53,648	$55,387

As of July 31, 2024, approximately $3.2 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at July 31, 2024 was $4.1 million and is expected to be recognized over a weighted-average period of 0.81 years. Total unrecognized compensation cost related to unvested restricted stock units at July 31, 2024 was approximately $157.7 million and is expected to be recognized over a weighted-average period of 2.26 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Employee stock purchase plan awards:
Volatility	—	—	39%	59%
Risk-free interest rate	—	—	5.38%	4.73%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

The following table summarizes stock option activities for the period indicated:

	Options Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2024	373,318	$46.39
Exercised	(60,129)	36.98		$960
Expired	(1,258)	49.81
Outstanding at July 31, 2024	311,931	48.19			3.40	$2,947
Exercisable at July 31, 2024	283,954	$49.56			3.12	$2,343

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on July 31, 2024 was $52.64, as reported by The Nasdaq Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2024	2,432,640	$82.54
Granted	639,240	65.63
Vested	(594,910)	75.11
Forfeited	(114,308)	131.26
Unvested at July 31, 2024	2,362,662	$77.48

As of July 31, 2024, the aggregate intrinsic value of unvested restricted stock units was $124.4 million.

12. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(34,889)	$(31,198)	$(72,821)	$(67,100)
Denominator:
Weighted-average ordinary shares - basic	41,129,754	39,736,704	40,952,373	39,538,748
Weighted-average ordinary shares - diluted	41,129,754	39,736,704	40,952,373	39,538,748
Net loss per ordinary share:
Basic	$(0.85)	$(0.79)	$(1.78)	$(1.70)
Diluted	$(0.85)	$(0.79)	$(1.78)	$(1.70)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Options to purchase ordinary shares	206,350	243,082	212,630	256,118
Restricted stock units	1,722,605	1,170,883	1,906,833	1,281,598
Employee stock purchase plan	10,097	492	9,663	8,787
	1,939,052	1,414,457	2,129,126	1,546,503

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Loss before income taxes	$(34,142)	$(34,602)	$(71,316)	$(68,858)
Provision (benefit) for income taxes	747	(3,404)	1,505	(1,758)
Effective tax rate	(2.2)%	9.8%	(2.1)%	2.6%

The Company recorded an expense for income taxes of $0.7 million and $1.5 million for the three and six months ended July 31, 2024, respectively. The Company recorded a benefit for income taxes of $3.4 million and $1.8 million for the three and six months ended July 31, 2023, respectively. The increases in income tax expense for the three and six months ended July 31, 2024, as compared to the same periods in the prior fiscal year, were primarily due to tax benefit from the release of $3.6 million of valuation allowance on the deferred tax assets of Oculii Corp, or Oculii, in fiscal year 2024 that did not recur in the current fiscal year.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2024, the gross amount of unrecognized tax benefits was approximately $23.0 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. It is reasonably possible that within the next 12 months the Company's unrecognized tax benefits could potentially be reduced by up to $9.0 million.

14. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of July 31, 2024 and January 31, 2024, total manufacturing purchase commitments were approximately $57.5 million and $30.7 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers and records the liabilities in accrued and other current liabilities in the condensed consolidated balance sheets. There were no material loss liabilities recorded in the condensed consolidated balance sheets from adverse purchase commitments as of July 31, 2024 and January 31, 2024.

Contract Service Commitment

In the second quarter of fiscal year 2025, the Company entered into a noncancellable service contract with a third party provider for certain services of its IT infrastructure. As of July 31, 2024, the noncancellable service agreement was approximately $5.2 million. There was no material noncancellable service agreement as of January 31, 2024.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of July 31, 2024, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of July 31, 2024 and January 31, 2024, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of July 31, 2024 and January 31, 2024, there were no accruals for contingent liabilities related to such matters recorded in the condensed consolidated balance sheets.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Taiwan	$39,830	$33,482	$73,515	$64,116
Asia Pacific	13,620	15,473	26,370	31,078
Europe	5,744	2,673	9,943	6,189
North America other than United States	3,507	8,498	6,277	19,375
United States	1,023	1,995	2,092	3,505
Total revenue	$63,724	$62,121	$118,197	$124,263

Substantially all of the Company’s property and equipment were located in the Asia Pacific region, United States and Europe. As of July 31, 2024, the net amount of these fixed assets located in these regions was approximately $4.7 million, $3.2 million and $1.1 million, respectively. As of January 31, 2024, the net amount of these fixed assets located in these regions was approximately $5.3 million, $3.9 million and $1.2 million, respectively.

Major Customers

For the three months ended July 31, 2024, the customers representing 10% or more of revenue were WT and Hakuto, which accounted for approximately 62.5% and 10.2% of total revenue, respectively. For the six months ended July 31, 2024, the customer representing 10% or more of revenue was WT, which accounted for approximately 62.2% of total revenue. In the prior fiscal year, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 53.9% and 13.7% of total revenue for the three months ended July 31, 2023, respectively, and accounted for approximately 51.5% and 14.8% of total revenue for the six months ended July 31, 2023, respectively.

Accounts receivable with WT and Hakuto were approximately $11.4 million and $0.7 million as of July 31, 2024, respectively. Accounts receivable with WT and Chicony were approximately $10.3 million and $7.0 million as of January 31, 2024, respectively.

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

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity and our ability to compete in such markets, our product strategy, our ability to develop and introduce new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our repurchase programs, our expectations about taxes, operating expenses, and cost recognition, the availability of third-party components and economic and political conditions. These statements reflect our current views with respect to future events and our potential financial performance, and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; risks associated with the overall economy, including higher inflation and escalating trade tensions between the U.S. and China; the commercial success of our customers’ products; our growth strategy; fluctuations in our operating results; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate or seek to operate; our expectations regarding artificial intelligence and computer vision; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” and Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

We are a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, processing, advanced image signal processing and high-resolution video compression. Since inception, we have primarily served human viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. Our recent development efforts have focused on creating advanced artificial intelligence, or AI, technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision (CV) or edge inference AI, and our CV SoCs integrate our state-of-the-art video processor technology together with our deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of CV algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, and terrain mapping. CVflow can process other sensor modalities including lidar and radar, and allows customers to differentiate their products by porting their own, or third party, neural networks and/or classical CV algorithms to our CVflow-based SoCs. Our latest third generation CVflow technology enables us to address incremental and computationally intense AI applications for deep fusion, deep planning, and large language models (LLMs), as well as efficiently process transformer AI networks.

Our SoC designs fully integrate AI and CV functionality, high-definition, or HD, video processing, image processing, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These CV-based technologies are allowing us to address a broader range of markets and applications requiring AI video features, including IP security cameras, a variety of automotive cameras, consumer cameras, and industrial and robotic applications. We anticipate that our CV technology will also enable us to capture more content per electronic system and increase our average selling price.

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

Financial Highlights

•
We recorded revenue of $63.7 million and $118.2 million for the three and six months ended July 31, 2024, respectively. This represented an increase of 2.6% and a decrease of 4.9%, respectively, as compared to the same periods in the prior fiscal year. The increase in revenue for the three months ended July 31, 2024 was primarily attributable to higher product unit shipments, continued adoption of our CV-based solutions which have higher average selling prices than non-CV solutions, as well as higher nonrecurring engineering (NRE) project service revenue. The decrease in revenue for the six months ended July 31, 2024 was primarily attributable to lower product unit shipments in the first quarter of fiscal year 2025, partially offset by continued adoption of our CV-based solutions with higher average selling prices and higher NRE project service revenue.
•
We recorded operating losses of $36.3 million and $75.7 million for the three and six months ended July 31, 2024, respectively, as compared to operating losses of $35.3 million and $70.9 million for the three and six months ended July 31, 2023, respectively. The higher operating losses were primarily attributable to higher engineering-related expenses associated with the progress and number of chips in development. For the six months ended July 31, 2024, the higher operating loss was also attributable to lower revenue and gross profit, partially offset by lower personnel cost associated with lower headcount.
•
We generated cash flows from operating activities of $1.8 million for the six months ended July 31, 2024, as compared to $15.2 million for the six months ended July 31, 2023. The lower cash flows from operating activities were primarily attributable to lower cash flow from changes in working capital, including payments for chip development costs and a higher net loss, adjusted for certain non-cash items.

Factors Affecting Our Performance

Ability to Capitalize on AI and Computer Vision Trends. We expect that AI and computer vision functionality will become an increasingly important requirement in many of our current and future markets, including IoT, automotive, industrial and robotics markets. As a result, we believe that our ability to develop advanced AI and computer vision technologies, enable and support customer product development in emerging applications, such as ADAS, advanced blind spot detection, object detection, classification and tracking, people recognition, retail analytics, and machine learning, and gain customer acceptance of our technology platform and solutions will be critical to our future success. Moreover, achieving design wins, particularly for computer vision-centric applications in the IoT, automotive, industrial and robotics markets, is vital to our ability to generate revenue growth. As such, we closely monitor our design wins with our customers. However, a design win may not successfully materialize into revenue, and even if it does result in revenue, the amount generated by each design win can vary significantly.

Ability to Develop and Introduce New or Enhanced Solutions. We operate in a dynamic environment characterized by rapidly changing technologies and technological obsolescence. To compete successfully, we must design, develop, market and sell enhanced solutions with increased levels of performance and functionality that meet the expectations of our customers, including advanced process technologies. As such, we continuously invest in our research and development projects, especially AI and computer vision technologies. However, failure to anticipate or timely develop new or enhanced solutions in response to technology shifts and trends could result in decreased revenue and our competitors achieving design wins we sought. Moreover, any reliability or quality problems with our solutions could harm our reputation, increase additional development and replacement costs, and prevent us from retaining existing customers and attracting new customers.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Revenue	$63,724	$62,121	$118,197	$124,263
Cost of revenue	24,983	23,659	46,296	48,282
Gross profit	38,741	38,462	71,901	75,981
Operating expenses:
Research and development	56,760	54,917	110,897	109,358
Selling, general and administrative	18,268	18,884	36,736	37,504
Total operating expenses	75,028	73,801	147,633	146,862
Loss from operations	(36,287)	(35,339)	(75,732)	(70,881)
Other income, net	2,145	737	4,416	2,023
Loss before income taxes	(34,142)	(34,602)	(71,316)	(68,858)
Provision (benefit) for income taxes	747	(3,404)	1,505	(1,758)
Net loss	$(34,889)	$(31,198)	$(72,821)	$(67,100)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue	100%	100%	100	100%
Cost of revenue	39	38	39	39
Gross profit	61	62	61	61
Operating expenses:
Research and development	89	88	94	88
Selling, general and administrative	29	30	31	30
Total operating expenses	118	118	125	118
Loss from operations	(57)	(56)	(64)	(57)
Other income, net	3	1	3	2
Loss before income taxes	(54)	(55)	(61)	(55)
Provision (benefit) for income taxes	1	(5)	1	(1)
Net loss	(55)%	(50)%	(62)%	(54)%

Revenue

We derive substantially all of our revenue from the sale of HD and Ultra HD video and image processing SoC solutions to IoT OEMs, IoT ODMs, automotive OEMs or Tier-1 automotive suppliers, either directly or through our distributors. A substantial portion of our revenue from sales was made indirectly through our two major distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Hakuto Co., Ltd., or Hakuto, a Japanese distributor, and from one ODM, Chicony Electronics Co., Ltd., or Chicony, which manufactures devices incorporating our solutions on behalf of multiple end-customers.

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

Comparison of the Three and Six Months Ended July 31, 2024 and 2023

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$63,724	$62,121	$1,603	2.6%	$118,197	$124,263	$(6,066)	(4.9)%

Revenue increased for the three months ended July 31, 2024, as compared to the same period in the prior fiscal year, primarily due to higher product unit shipments, continued adoption of our CV-based solutions which have higher average selling prices than non-CV solutions, as well as higher NRE project service revenue. Revenue decreased for the six months ended July 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower product unit shipments in the first quarter of fiscal year 2025, partially offset by continued adoption of our CV-based solutions with higher average selling prices and higher NRE project service revenue.

Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Gross margin	60.8%	61.9%	—	(1.1)%	60.8%	61.1%	—	(0.3)%

Gross margin decreased for the three and six months ended July 31, 2024, as compared to the same periods in the prior fiscal year, primarily due to higher manufacturing costs associated with advanced process technologies, partially offset by lower inventory reserves and higher sales of inventory that was previously reserved.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$56,760	$54,917	$1,843	3.4%	$110,897	$109,358	$1,539	1.4%

Research and development expense increased for the three and six months ended July 31, 2024, as compared to the same periods in the prior fiscal year, primarily due to approximately $1.6 million and $2.1 million, respectively, of additional engineering-related expenses associated with the progress and number of chips in development. For the six months ended July 31, 2024, the increase was partially offset by approximately $0.6 million lower personnel costs, including stock-based compensation, as a result of lower headcount.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Selling, general and administrative	$18,268	$18,884	$(616)	(3.3)%	$36,736	$37,504	$(768)	(2.0)%

Selling, general and administrative expense decreased for the three and six months ended July 31, 2024, as compared to the same periods in the prior fiscal year, primarily due to lower personnel costs and facility-related expenses of approximately $0.4 million and $1.0 million, respectively.

Other Income, Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Other income, net	$2,145	$737	$1,408	191.0%	$4,416	$2,023	$2,393	118.3%

The increases in other income, net, for the three and six months ended July 31, 2024, as compared to the same periods in the prior fiscal year, were primarily due to an approximately $1.2 million impairment charge relating to an equity investment recognized during the second quarter of fiscal year 2024 that did not recur in the current fiscal year, as well as approximately $0.2 million and $1.2 million, respectively, of additional interest income and yields from our cash deposits and debt security investments.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$747	$(3,404)	$4,151	(121.9)%	$1,505	$(1,758)	$3,263	(185.6)%
Effective tax rate	(2.2)%	9.8%	—	(12.0)%	(2.1)%	2.6%	—	(4.7)%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The increases in income tax expense for the three and six months ended July 31, 2024, as compared to the same periods in the prior fiscal year, were primarily due to tax benefit from the release of $3.6 million of valuation allowance on the deferred tax assets of Oculii Corp, or Oculii, in the prior fiscal year that did not recur in the current fiscal year.

Liquidity and Capital Resources

As of July 31, 2024, we had cash, cash equivalents and marketable debt securities of approximately $219.8 million. We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information. The current inflationary environment in the United States and resulting high interest rates have not had a material impact on our investment portfolio and financial position.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$1,787	$15,187
Net cash provided by (used in) investing activities	5,757	(7,969)
Net cash provided by financing activities	1,467	1,756
Net increase in cash, cash equivalents and restricted cash	$9,011	$8,974

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the six months ended July 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower cash flow from changes in working capital, including higher payments for chip development costs and a higher net loss, adjusted for certain non-cash items.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased for the six months ended July 31, 2024, as compared to the same period in the prior fiscal year, primarily due to approximately $9.7 million of net cash receipts from our debt security investments, and $4.0 million less in payments for the purchase of capital assets and licenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased for the six months ended July 31, 2024, as compared to the same period in the prior fiscal year, primarily due to approximately $1.1 million additional principal payments associated with long-term software license agreements, partially offset by approximately $0.8 million higher cash receipt from stock activities.

Share Repurchase Program

On May 29, 2024, our Board of Directors approved an extension of our existing share repurchase program for an additional twelve months through June 30, 2025. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. No ordinary shares were repurchased during the six months ended July 31, 2024. As of July 31, 2024, there was approximately $49.0 million remaining available for repurchases under the current repurchase program through June 30, 2025.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of July 31, 2024, we had purchase obligations with our independent contract manufacturers of $57.5 million.

Leases

In the second quarter of fiscal year 2025, we extended our Shanghai, Shenzhen and Italy office leases for an additional 36 months, 28 months and 22 months, respectively, with the earliest such extension commencing in July 2024 and the latest end date in November 2027. The corresponding operating right-of-use assets and related lease liabilities have been recorded in the condensed consolidated balance sheets as of July 31, 2024. The total estimated future undiscounted cash payments for the extensions are approximately $3.5 million. Refer to Note 7 Leases of Notes to Condensed Consolidated Financial Statements for details of these extended leases.

Contract Service Commitment

In the second quarter of fiscal year 2025, we also entered into a noncancellable service contract with a third party provider for 64 months, starting from August 2024 through November 2029. The noncancellable service supports our IT infrastructure and the total estimated cash payment is approximately $5.2 million.

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

Off-Balance Sheet Arrangements

As of July 31, 2024, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of July 31, 2024 at a reasonable assurance level. The material weakness did not result in a material misstatement to our interim consolidated financial statements for the period ended July 31, 2024.

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

Remediation Plan Efforts

In order to remediate the material weakness described above, management continues to implement a remediation plan that includes strengthening our existing control activities with improved documentation standards, technical oversight and training, as well as implementing specific review procedures to enhance our income tax monitoring control. In the second quarter of fiscal year 2025, as part of strengthening our existing income tax controls, we hired a new tax director. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address the material weakness, including but not limited to implementing further enhancements to existing control activities, as well as increasing our engagement of external subject matter experts on complex tax matters, as needed.

The material weakness described above will not be considered remediated until the internal controls described above have been implemented and operated effectively for a sufficient period of time for management to conclude, through testing, that they are effective.

Changes in Internal Control over Financial Reporting

Other than the remediation plan outlined above, there were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the COVID-19 global pandemic, various restrictions were put in place causing a temporary decline in demand for certain items. As restrictions began easing across the world, an increase in demand for products containing semiconductor chips exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry, which resulted in a lengthening of the manufacturing lead time for our products and impacting the normal forecasting and ordering patterns of our customers. To the extent customers faced supply chain issues with respect to other components needed to pair with our products in order to produce their end products, such customers delayed orders of our products or held inventory of our products for longer periods of time, resulting in a decline in our revenue. With respect to our suppliers, we experienced supply constraints for certain chips from Samsung. While these supply chain challenges have largely subsided, we may in the future experience similar issues.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2024, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Chicony Electronics Co., Ltd., or Chicony, one ODM which manufactures devices incorporating our solutions on behalf of multiple end-customers, accounted for approximately 53% and 14% of total revenue, respectively. For the six months ended July 31, 2024, the customer representing 10% or more of our revenue was WT, which accounted for approximately 62% of total revenue. In addition, we believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 51% of our total revenue in fiscal year 2024 and accounted for approximately 57% of our total revenue for the six months ended July 31, 2024. We believe that our operating results in the near term will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Security breaches and incidents, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures, and we may face difficulties or delays in identifying and otherwise responding to any security breach or incident. Moreover, remote work by our personnel and remote access to our systems have increased significantly, which also increases our cybersecurity risk profile. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. Our policies and security measures cannot guarantee security, and our IT infrastructure, including our networks and systems, may be vulnerable to security breaches and incidents, cyber-attacks, or fraud. Third parties have attempted, and will likely continue to attempt, to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties or create system disruptions. Computer programmers and hackers also may be able to deploy viruses, worms and other malicious software programs that attack our information systems and cause disruptions of our business. For portions of our IT infrastructure, we rely on products and services provided by third parties. These third-party products and services relate to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these third-party providers. These third-party service providers are subject to similar, and in certain cases greater, security threats than we face. These third-party providers may also experience breaches, incidents, and attacks compromising or otherwise impacting their products, and their products may contain security vulnerabilities, each of which could impact our systems, and unauthorized access to the systems of our cloud-based service providers, any other security breaches or incidents impacting such systems, or the existence of computer viruses, ransomware or other malicious code in their data or software could expose us to a risk of loss, misappropriation, unavailability and other unauthorized processing of information. Data security breaches and incidents may also result from non-technical means, including, for example, intentional malfeasance or negligence by an employee or contractor. Any data security breach or incident or theft, misuse, loss, unavailability or other unauthorized processing of this information, or the perception that any of these matters has occurred, could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, regulatory investigations and other proceedings, litigation by affected parties and possible penalties, damages, and other liabilities, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We may also encounter or be subject to bugs, errors, or hacking or other events resulting in system interruptions or other disruptions, corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as product development, customer support, processing purchase orders and invoices, processing payroll, product distribution, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. Due to conflicts and geopolitical events such as the ongoing conflict between Russia and Ukraine, we and our vendors, contractors, and other third parties we work with are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems and operations.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $215.1 million, $204.9 million and $167.3 million in fiscal years 2024, 2023 and 2022, respectively. For the six months ended July 31, 2024, our research and development expense was $110.9 million. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target key markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the fiscal year ended January 31, 2024, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 53% and 14% of total revenue, respectively. As of January 31, 2024, accounts receivable with WT and Chicony were approximately $10.3 million and $7.0 million, respectively. For the six months ended July 31, 2024, the customer representing 10% or more of revenue was WT, which accounted for approximately 62% of total revenue. As of July 31, 2024, accounts receivable with WT was approximately $11.4 million. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results and cash flows would be negatively impacted.

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

We design our video and image processing solutions to conform to video compression standards, including MPEG-2, H.264 Advanced Video Coding (AVC) and H.265 High Efficiency Video Coding (HEVC), set by industry standards setting bodies such as ITU-T Video Coding Experts Group and the ISO/IEC Moving Picture Experts Group. In addition, new or revised industry standards relating to AI technologies may impose additional requirements. Generally, our solutions comprise only a part of a camera device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or by consumers. If our customers or the suppliers that provide other device components adopt new or competing industry standards with which our solutions are not compatible, or if the industry groups fail to adopt standards with which our solutions are compatible, our existing solutions would become less desirable to our customers. If our solutions are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins, which could harm our business. As a result, our sales would suffer, and we could be required to make significant expenditures to develop new SoC solutions to ensure compliance with relevant standards.

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

The increasing concern over climate change could also result in shifting customer preferences. If we fail to manage changes in customer expectations in an effective manner, demand for our products could diminish, and our financial performance could suffer. Additionally, laws or regulations enacted to address climate change may increase our compliance burdens and costs, including indirect costs that are passed on to us from our customers or suppliers. Climate change also may reduce the availability or increase the cost of insurance for negative impacts of natural disasters by contributing to an increase in the frequency and severity of such natural disasters. Ultimately, the impacts of climate change, whether involving physical risks (such as disruptions resulting from climate-related events) or transition risks (such as regulatory changes, changes in market dynamics or increased operating costs, including the cost of insurance) are expected to be widespread and unpredictable and may materially and adversely affect our business and financial results.

Pandemics, epidemics, or other widespread public health crises have had, and may in the future have, an adverse impact upon our business, results of operations, and financial condition.

A future pandemic, epidemic, health crisis, or other outbreak of disease may negatively and materially impact our business, results of operations, and financial condition, due to:

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
•
volatility in our stock price.

The potential impact that a future pandemic, epidemic, health crisis, or other outbreak of disease could have on our business, results of operations, and financial condition, and on the other risk factors described in this “Risk Factors” section, may be difficult to predict.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 79%, 79% and 86% of our total revenue in fiscal years 2024, 2023 and 2022, respectively. For the six months ended July 31, 2024, sales to customers in Asia accounted for approximately 85% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of July 31, 2024, we had approximately $98.5 million in money market funds and debt security investments and $9.6 million in fixed deposit accounts. The debt security investments consisted of commercial paper, corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the pandemics or widespread public health problems, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March 2023, Silicon Valley Bank (SVB) was closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. At the time of closing on March 10, 2023, we had cash deposits with SVB of approximately $17.0 million. We also had cash equivalents and marketable debt security investments residing in custodial accounts held by U.S. Bank for which SVB Asset Management was the investment advisor until March 15, 2023. While we were able to recover all deposited amounts from SVB, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 53%, 57% and 62% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2024, 2023 and 2022, respectively, and approximately 62% of our revenue was derived from sales through WT for the six months ended July 31, 2024. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

General trade tensions between the United States and China have been escalating, which has, in our view, created and will perpetuate an uncertain business environment. Tariffs on Chinese-origin products have continued to increase. Additionally, in 2022, the U.S. government announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, advanced computing, supercomputing, and artificial intelligence to China, including Hong Kong, without an export license. In many cases, these licenses are subject to a policy of denial and will not be issued. These controls have continued to expand. While our current products are not restricted by these controls, such controls could impact our ability to export products to China in the future. It also is possible that the Chinese government will retaliate in ways that could impact our business. End-user and end-use restrictions continue to evolve and may change what we can provide to certain entities both in China and other countries.

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

We have significant business operations in Taiwan, including 345 employees as of July 31, 2024, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

The market price of our ordinary shares has historically been highly volatile, and has been particularly volatile in recent years. For example, since February 1, 2020, the trading price of our common stock ranged from a low of $36.02 to a high of $227.59 and was $52.64 at the close of trading on July 31, 2024. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter ended July 31, 2024, the following director adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 13, 2024, Christopher Paisley, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to an aggregate of 12,000 of our ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter ended July 31, 2024.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1(2)	Ambarella, Inc. Amended and Restated 2021 Equity Incentive Plan.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
(2)	Incorporated by reference on Form 8-Kas filed with the Securities and Exchange Commission on June 17, 2024.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

AMBARELLA, INC.

Date: September 4, 2024	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 4, 2024	By:	/s/ John A. Young
John A. Young
Chief Financial Officer