Form 10-Q
period 2024-10-31
AMBARELLA INC
filed 2024-12-06
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

The number of ordinary shares of the Registrant outstanding as of November 30, 2024 was 41,701,953 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	October 31,	January 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$127,122	$144,914
Marketable debt securities	99,402	75,013
Accounts receivable, net	33,967	24,950
Inventories	36,592	29,043
Restricted cash	7	7
Prepaid expenses and other current assets	6,520	6,230
Total current assets	303,610	280,157
Property and equipment, net	9,684	10,439
Intangible assets, net	44,962	55,136
Operating lease right-of-use assets, net	5,952	5,250
Goodwill	303,625	303,625
Other non-current assets	2,956	3,048
Total assets	$670,789	$657,655
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	25,227	28,503
Accrued and other current liabilities	72,974	48,598
Operating lease liabilities, current	3,251	3,443
Income taxes payable	838	1,541
Deferred revenue, current	4,580	894
Total current liabilities	106,870	82,979
Operating lease liabilities, non-current	2,716	1,896
Other long-term liabilities	6,908	12,909
Total liabilities	116,494	97,784
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2024 and January 31, 2024, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 41,670,716 and 40,520,558 shares issued and outstanding at October 31, 2024 and January 31, 2024, respectively	19	18
Additional paid-in capital	786,396	694,967
Accumulated other comprehensive loss	(297)	(183)
Accumulated deficit	(231,823)	(134,931)
Total shareholders’ equity	554,295	559,871
Total liabilities and shareholders' equity	$670,789	$657,655

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue	$82,653	$50,595	$200,850	$174,858
Cost of revenue	32,605	20,612	78,901	68,894
Gross profit	50,048	29,983	121,949	105,964
Operating expenses:
Research and development	58,389	53,702	169,286	163,060
Selling, general and administrative	17,169	18,246	53,905	55,750
Total operating expenses	75,558	71,948	223,191	218,810
Loss from operations	(25,510)	(41,965)	(101,242)	(112,846)
Other income, net	2,091	1,900	6,507	3,923
Loss before income taxes	(23,419)	(40,065)	(94,735)	(108,923)
Provision (benefit) for income taxes	652	1,645	2,157	(113)
Net loss	$(24,071)	$(41,710)	$(96,892)	$(108,810)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.58)	$(1.04)	$(2.36)	$(2.74)
Diluted	$(0.58)	$(1.04)	$(2.36)	$(2.74)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	41,479,459	40,053,251	41,128,068	39,710,248
Diluted	41,479,459	40,053,251	41,128,068	39,710,248

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(24,071)	$(41,710)	$(96,892)	$(108,810)
Other comprehensive loss, net of tax:
Net unrealized losses on investments	(132)	(289)	(114)	(727)
Other comprehensive loss, net of tax	(132)	(289)	(114)	(727)
Comprehensive loss	$(24,203)	$(41,999)	$(97,006)	$(109,537)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive
	Shares	Amount	Capital	Loss	Accumulated Deficit	Total
Balance--January 31, 2024	40,520,558	$18	$694,967	$(183)	$(134,931)	$559,871
Issuance of shares through employee equity plans	367,413	—	4,237	—	—	4,237
Issuance of shares through employee stock purchase plan	97,074	—	4,055	—	—	4,055
Stock-based compensation expense	—	—	25,583	—	—	25,583
Other comprehensive loss - net of tax	—	—	—	(389)	—	(389)
Net loss	—	—	—	—	(37,932)	(37,932)
Balance--April 30, 2024	40,985,045	18	728,842	(572)	(172,863)	555,425
Issuance of shares through employee equity plans	287,626	1	1,014	—	—	1,015
Stock-based compensation expense	—	—	25,593	—	—	25,593
Other comprehensive gain - net of tax	—	—	—	407	—	407
Net loss	—	—	—	—	(34,889)	(34,889)
Balance--July 31, 2024	41,272,671	19	755,449	(165)	(207,752)	547,551
Issuance of shares through employee equity plans	302,783	—	1,756	—	—	1,756
Issuance of shares through employee stock purchase plan	95,262	—	3,980	—	—	3,980
Stock-based compensation expense	—	—	25,211	—	—	25,211
Other comprehensive loss - net of tax	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(24,071)	(24,071)
Balance--October 31, 2024	41,670,716	$19	$786,396	$(297)	$(231,823)	$554,295

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Retained Earnings
	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Total
Balance--January 31, 2023	39,043,000	$18	$572,076	$(492)	$34,486	$606,088
Issuance of shares through employee equity plans	467,996	—	5,198	—	—	5,198
Issuance of shares through employee stock purchase plan	80,207	—	4,448	—	—	4,448
Stock-based compensation expense	—	—	26,249	—	—	26,249
Other comprehensive gain - net of tax	—	—	—	110	—	110
Net loss	—	—	—	—	(35,902)	(35,902)
Balance--April 30, 2023	39,591,203	18	607,971	(382)	(1,416)	606,191
Issuance of shares through employee equity plans	279,568	—	553	—	—	553
Stock-based compensation expense	—	—	27,320	—	—	27,320
Other comprehensive loss - net of tax	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	(31,198)	(31,198)
Balance--July 31, 2023	39,870,771	18	635,844	(930)	(32,614)	602,318
Issuance of shares through employee equity plans	286,684	—	334	—	—	334
Issuance of shares through employee stock purchase plan	71,812	—	3,486	—	—	3,486
Stock-based compensation expense	—	—	27,649	—	—	27,649
Other comprehensive loss - net of tax	—	—	—	(289)	—	(289)
Net loss	—	—	—	—	(41,710)	(41,710)
Balance--October 31, 2023	40,229,267	$18	$667,313	$(1,219)	$(74,324)	$591,788

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(96,892)	$(108,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,234	18,402
Amortization (accretion) of premium (discount) on marketable debt securities, net	(491)	(957)
Stock-based compensation	80,495	82,796
Other non-cash items, net	262	(2,610)
Changes in operating assets and liabilities:
Accounts receivable	(9,017)	29,019
Inventories	(7,373)	9,703
Prepaid expenses and other current assets	(293)	1,539
Other non-current assets	120	105
Accounts payable	(3,282)	(8,553)
Accrued and other current liabilities	25,332	6,938
Income taxes payable	(703)	(1,721)
Deferred revenue	3,740	171
Operating lease liabilities	(2,937)	(2,940)
Other long-term liabilities	211	(26)
Net cash provided by operating activities	8,406	23,056
Cash flows from investing activities:
Purchase of investments	(57,343)	(34,433)
Sales of investments	17,866	5,222
Maturities of investments	15,613	44,310
Purchase of tangible and intangible assets	(6,196)	(10,047)
Net cash provided by (used in) investing activities	(30,060)	5,052
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	9,657	6,912
Long-term financing payment for intangible assets	(5,795)	(4,775)
Net cash provided by financing activities	3,862	2,137
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,792)	30,245
Cash, cash equivalents and restricted cash at beginning of period	144,921	113,549
Cash, cash equivalents and restricted cash at end of period	$127,129	$143,794
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,236	$5,499
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$763	$6,868

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of October 31, 2024 and January 31, 2024, restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	October 31, 2024	January 31, 2024	October 31, 2023	January 31, 2023
	(in thousands)
Cash and cash equivalents	$127,122	$144,914	$143,787	$113,541
Restricted cash	7	7	7	8
Total as presented in the condensed consolidated statements of cash flows	$127,129	$144,921	$143,794	$113,549

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new guidance requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of income statement. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this new guidance on its consolidated financial statements disclosures.

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

	As of October 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$82	$—	$—	$82
Commercial paper	—	—	—	—
Corporate bonds	53,537	134	(148)	53,523
Asset-backed securities	20,688	15	(91)	20,612
U.S. government securities	25,474	—	(207)	25,267
Total cash equivalents and marketable debt securities	$99,781	$149	$(446)	$99,484

	As of January 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$296	$—	$—	$296
Commercial paper	30,806	—	—	30,806
Corporate bonds	38,867	180	(135)	38,912
Asset-backed securities	15,212	14	(96)	15,130
U.S. government securities	21,118	—	(146)	20,972
Total cash equivalents and marketable debt securities	$106,299	$194	$(377)	$106,116

The following table provides the breakdown of unrealized losses from available-for-sale securities as of October 31, 2024 and January 31, 2024, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of October 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$23,362	$(126)	$5,103	$(22)	$28,465	$(148)
Asset-backed securities	9,132	(62)	4,998	(29)	14,130	(91)
U.S. government securities	20,486	(181)	4,782	(26)	25,268	(207)
Total marketable debt securities at loss position	$52,980	$(369)	$14,883	$(77)	$67,863	$(446)

	As of January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$9,050	$(19)	$8,363	$(116)	$17,413	$(135)
Asset-backed securities	4,821	(15)	6,289	(81)	11,110	(96)
U.S. government securities	15,020	(65)	5,952	(81)	20,972	(146)
Total marketable debt securities at loss position	$28,891	$(99)	$20,604	$(278)	$49,495	$(377)

	As of
	October 31, 2024	January 31, 2024
	(in thousands)
Included in cash equivalents	$82	$31,103
Included in marketable debt securities	99,402	75,013
Total cash equivalents and marketable debt securities	$99,484	$106,116

The contractual maturities of available-for-sale securities at October 31, 2024 and January 31, 2024 were as follows:

	As of
	October 31, 2024	January 31, 2024
	(in thousands)
Due within one year	$30,384	$50,216
Due in 1 - 5 years	69,100	55,900
Total cash equivalents and marketable debt securities	$99,484	$106,116

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net, in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets. The credit-related losses were not material for the three and nine months ended October 31, 2024 and 2023, respectively.

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

The following tables present the fair value of available-for-sale securities measured on a recurring basis as of October 31, 2024 and January 31, 2024, respectively:

	As of October 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$82	$82	$—	$—
Commercial paper	—	—	—	—
Corporate bonds	53,523	—	53,523	—
Asset-backed securities	20,612	—	20,612	—
U.S. government securities	25,267	—	25,267	—
Total cash equivalents and marketable debt securities	$99,484	$82	$99,402	$—

	As of January 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$296	$296	$—	$—
Commercial paper	30,806	—	30,806	—
Corporate bonds	38,912	—	38,912	—
Asset-backed securities	15,130	—	15,130	—
U.S. government securities	20,972	—	20,972	—
Total cash equivalents and marketable debt securities	$106,116	$296	$105,820	$—

In addition to available-for-sale securities, the Company also has fixed deposit accounts that are classified as cash equivalents. As of October 31, 2024 and January 31, 2024, the carrying value of fixed deposit accounts was approximately $3.7 million and $7.0 million, respectively, which represented their fair value within level 1 hierarchy.

Interest income from financial instruments, including amortization of premiums and accretion of discounts, as well as realized gains and losses from available-for-sale securities, are recorded in other income, net, in the condensed consolidated statements of operations. For the three months ended October 31, 2024 and 2023, interest income and realized gains and losses, net, were approximately $2.1 million and $2.2 million, respectively. For the nine months ended October 31, 2024 and 2023, interest income and realized gains and losses, net, were approximately $6.6 million and $5.5 million, respectively.

The Company's non-marketable equity investments in privately-held companies are measured at cost, adjusted for subsequent observable price change or any impairment. Upon determining that an impairment or observable price change exists, the Company records any adjustment to the fair value through other income, net, in the condensed consolidated statements of operations. There was no significant change in the fair value and there was no impairment loss related to equity investment for the three and nine months ended October 31, 2024. There was approximately $1.2 million of impairment recognized for the three and nine months ended October 31, 2023. As of October 31, 2024 and January 31, 2024, the non-marketable equity investment was approximately $1.2 million, respectively, and recorded in other non-current assets in the condensed consolidated balance sheets.

3. Inventories

Inventories at October 31, 2024 and January 31, 2024 consisted of the following:

	As of
	October 31, 2024	January 31, 2024
	(in thousands)
Work-in-progress	$22,943	$18,933
Finished goods	13,649	10,110
Total	$36,592	$29,043

4. Property and Equipment, Net

Depreciation expense was approximately $1.2 million and $1.2 million for the three months ended October 31, 2024 and 2023, respectively, and was approximately $3.6 million and $3.5 million for the nine months ended October 31, 2024 and 2023, respectively. Property and equipment at October 31, 2024 and January 31, 2024 consisted of the following:

	As of
	October 31, 2024	January 31, 2024
	(in thousands)
Computer hardware and software	$25,732	$23,518
Tools and equipment	8,710	8,564
Furniture and fixtures	1,353	1,351
Leasehold improvements	3,452	3,440
Construction in progress	264	166
	39,511	37,039
Less: accumulated depreciation and amortization	(29,827)	(26,600)
Total property and equipment, net	$9,684	$10,439

5. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of October 31, 2024, software license liabilities of approximately $8.2 million were recorded in accrued and other current liabilities and approximately $2.0 million were recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of October 31, 2024 and January 31, 2024 were as follows:

	As of October 31, 2024			As of January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$41,946	$(19,181)	$22,765	$41,329	$(12,029)	$29,300
Developed technology	21,200	(9,232)	11,968	21,200	(6,961)	14,239
Customer relationships	13,200	(4,400)	8,800	13,200	(3,300)	9,900
Trade name	2,500	(1,071)	1,429	2,500	(803)	1,697
Total intangible assets, net	$78,846	$(33,884)	$44,962	$78,229	$(23,093)	$55,136

The amortization expense associated with software licenses was approximately $3.1 million and $3.1 million for the three months ended October 31, 2024 and 2023, respectively, and was approximately $9.1 million and $8.5 million for the nine months ended October 31, 2024 and 2023, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $1.2 million for the three months ended October 31, 2024 and 2023, respectively, and was approximately $3.6 million and $3.6 million for the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, the Company has not commenced amortization with respect to approximately $1.1 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to the intangible assets as of October 31, 2024 is as follows:

As of
October 31, 2024
Fiscal Year	(in thousands)
2025 (3 months remaining)	$4,105
2026	13,517
2027	7,818
2028	6,181
2029	5,888
Thereafter	7,453
Total future amortization expenses:	$44,962

Goodwill and intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that they may be impaired. There were no goodwill and intangible asset impairments for the three and nine months ended October 31, 2024 and 2023, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at October 31, 2024 and January 31, 2024 consisted of the following:

	As of
	October 31, 2024	January 31, 2024
	(in thousands)
Accrued employee compensation	$21,384	$16,610
Accrued product development costs	38,574	18,290
Software license liabilities, current	8,222	8,161
Other accrued liabilities	4,794	5,537
Total accrued and other current liabilities	$72,974	$48,598

The timing of SoC development and invoicing from outside foundries usually results in the fluctuation of accrued product development costs. The accrued employee compensation primarily consists of accrued payroll and accrued employee benefits, as well as employee stock purchase plan withholding. For the accrued employee compensation as of January 31, 2024, approximately $4.1 million of annual bonus was paid in the first quarter of fiscal year 2025, of which $1.1 million was paid in cash and $3.0 million was settled with fully vested restricted stock units.

7. Leases

During the nine months ended October 31, 2024, the Company extended its existing Shanghai office lease for an additional 36 months beginning December 1, 2024 to November 30, 2027 and extended its existing Shenzhen office lease for an additional 28 months beginning October 1, 2024 to January 31, 2027. The Company also extended the lease for its Italy office for an additional 22 months beginning July 1, 2024 to April 30, 2026 and a facility lease in Santa Clara, California for an additional 24 months beginning October 1, 2024 to September 30, 2026. An aggregate of approximately $3.5 million of additional operating lease right-of-use assets and corresponding lease liabilities were recorded in the condensed consolidated balance sheets as a result of these lease extensions.

The operating lease expense was approximately $0.9 million and $1.0 million for the three months ended October 31, 2024 and 2023, respectively, and was approximately $2.9 million and $2.8 million for the nine months ended October 31, 2024 and 2023, respectively. The Company's short-term leases and finance leases were not material as of October 31, 2024 and January 31, 2024, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Cash paid for operating leases included in operating cash flows	$950	$947	$2,937	$2,940
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$24	$51	$91	$171
Leased assets obtained in exchange for operating lease liabilities arising from lease modifications	$141	$—	$3,476	$—

As of October 31, 2024, the weighted average remaining lease term is 2.19 years, and the weighted average discount rate is 3.71 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
October 31, 2024
Fiscal Year	(in thousands)
2025 (3 months remaining)	$850
2026	2,907
2027	1,602
2028	799
2029	—
Thereafter	—
Total future annual minimum lease payments	6,158
Less: interest	(191)
Total lease liabilities	$5,967

8. Deferred Revenue

Deferred revenue is primarily related to nonrecurring engineering charges that are either invoiced or paid but for which the related performance obligations are not yet satisfied, as well as, for product shipments, a portion of the transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. During the nine months ended October 31, 2024 and 2023, the amount recognized as revenue that was included in the deferred revenue balance at the end of prior fiscal year was approximately $0.8 million and $1.2 million, respectively.

As of October 31, 2024, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of product purchase orders and nonrecurring engineering service agreements with original contract duration of more than one year, was approximately $12.4 million, of which approximately 97% is expected to be recognized within the next 12 months. This does not include amounts which have an original expected contract duration of one year or less.

9. Other Long-Term Liabilities

Other long-term liabilities at October 31, 2024 and January 31, 2024 consisted of the following:

	As of
	October 31, 2024	January 31, 2024
	(in thousands)
Unrecognized tax benefits, including interest	$3,974	$3,762
Deferred tax liabilities	855	855
Software license liabilities, non-current	2,021	8,288
Other long-term liabilities	58	4
Total other long-term liabilities	$6,908	$12,909

10. Capital Stock

Preference shares

There were no preference shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively.

Ordinary shares

In the nine months ended October 31, 2024, the Company added 994,543 shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on February 1st of each fiscal year, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

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

As of October 31, 2024 and January 31, 2024, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of
	October 31, 2024	January 31, 2024
Shares reserved for options, restricted stock and restricted stock units under equity plans	5,284,821	4,492,705
Shares reserved for employee stock purchase plan	3,636,591	2,834,384

Share repurchase program

In the second quarter of fiscal year 2025, the Company’s Board of Directors approved an extension of the Company's existing share repurchase program for an additional twelve months through June 30, 2025. There were no ordinary shares repurchased in the nine months ended October 31, 2024. As of October 31, 2024, there was approximately $49.0 million available for repurchases under the current repurchase program through June 30, 2025. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Stock-based compensation:
Cost of revenue	$899	$868	$2,339	$2,694
Research and development	18,637	17,898	54,653	54,809
Selling, general and administrative	7,311	8,643	23,503	25,293
Total stock-based compensation	$26,847	$27,409	$80,495	$82,796

As of October 31, 2024, approximately $4.9 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at October 31, 2024 was $2.9 million and is expected to be recognized over a weighted-average period of 0.58 years. Total unrecognized compensation cost related to unvested restricted stock units at October 31, 2024 was approximately $176.9 million and is expected to be recognized over a weighted-average period of 2.55 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Employee stock purchase plan awards:
Volatility	56%	54%	47%	56%
Risk-free interest rate	4.55%	5.49%	4.97%	5.11%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the period indicated:

	Options Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2024	373,318	$46.39
Exercised	(105,890)	37.59		$1,705
Forfeited	(63)	111.50
Expired	(1,425)	50.93
Outstanding at October 31, 2024	265,940	49.86			3.64	$2,883
Exercisable at October 31, 2024	246,289	$51.26			3.45	$2,377

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on October 31, 2024 was $56.19, as reported by The Nasdaq Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2024	2,432,640	$82.54
Granted	1,431,816	62.12
Vested	(851,932)	75.81
Forfeited	(151,000)	118.07
Unvested at October 31, 2024	2,861,524	$72.45

As of October 31, 2024, the aggregate intrinsic value of unvested restricted stock units was $160.8 million.

12. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted loss per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(24,071)	$(41,710)	$(96,892)	$(108,810)
Denominator:
Weighted-average ordinary shares - basic	41,479,459	40,053,251	41,128,068	39,710,248
Weighted-average ordinary shares - diluted	41,479,459	40,053,251	41,128,068	39,710,248
Net loss per ordinary share:
Basic	$(0.58)	$(1.04)	$(2.36)	$(2.74)
Diluted	$(0.58)	$(1.04)	$(2.36)	$(2.74)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Options to purchase ordinary shares	190,382	214,595	205,214	242,277
Restricted stock units	2,272,057	1,560,921	2,028,574	1,374,705
Employee stock purchase plan	15,209	17,373	11,512	11,649
	2,477,648	1,792,889	2,245,300	1,628,631

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Loss before income taxes	$(23,419)	$(40,065)	$(94,735)	$(108,923)
Provision (benefit) for income taxes	652	1,645	2,157	(113)
Effective tax rate	(2.8)%	(4.1)%	(2.3)%	0.1%

The Company recorded an expense for income taxes of $0.7 million and $2.2 million for the three and nine months ended October 31, 2024, respectively. The Company recorded an expense for income taxes of $1.6 million for the three months ended October 31, 2023 and a benefit for income taxes of $0.1 million for the nine months ended October 31, 2023, respectively. The decrease in income tax expense for the three months ended October 31, 2024, as compared to the same period in the prior fiscal year, was primarily due to a decrease in the proportion of profits generated in higher tax jurisdictions. The increase in income tax expense for the nine months ended October 31, 2024, as compared to the same period in the prior fiscal year, was primarily due to tax benefit from the release of $3.6 million of valuation allowance on the deferred tax assets of Oculii Corp, or Oculii, in the second quarter of the prior fiscal year that did not recur in the current fiscal year.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2024, the gross amount of unrecognized tax benefits was approximately $23.8 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. It is reasonably possible that within the next 12 months the Company's unrecognized tax benefits could potentially be reduced by up to $9.0 million.

14. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of October 31, 2024 and January 31, 2024, total manufacturing purchase commitments were approximately $51.4 million and $30.7 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers and records the liabilities in accrued and other current liabilities in the condensed consolidated balance sheets. There were no material loss liabilities recorded in the condensed consolidated balance sheets from adverse purchase commitments as of October 31, 2024 and January 31, 2024.

Other Commitments

During fiscal year 2025, the Company entered into a noncancellable service contract with a third-party for its IT infrastructure service and committed to purchase a noncancelable on-premise internal-use software license for product design. As of October 31, 2024, the total commitments for the service and license were approximately $8.0 million.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of October 31, 2024, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of October 31, 2024 and January 31, 2024, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of October 31, 2024 and January 31, 2024, there were no accruals for contingent liabilities related to such matters recorded in the condensed consolidated balance sheets.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Taiwan	$54,612	$27,179	$128,127	$91,295
Asia Pacific	15,733	14,300	42,103	45,378
Europe	5,991	2,869	15,934	9,058
North America other than United States	5,756	5,032	12,033	24,407
United States	561	1,215	2,653	4,720
Total revenue	$82,653	$50,595	$200,850	$174,858

Substantially all of the Company’s property and equipment were located in the Asia Pacific region, United States and Europe. As of October 31, 2024, the net amount of these fixed assets located in these regions was approximately $4.4 million, $4.2 million and $1.1 million, respectively. As of January 31, 2024, the net amount of these fixed assets located in these regions was approximately $5.3 million, $3.9 million and $1.2 million, respectively.

Major Customers

In the current fiscal year, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 66.1% and 10.7% of total revenue for the three months ended October 31, 2024, respectively, and accounted for approximately 63.8% and 10.2% of total revenue for the nine months ended October 31, 2024, respectively. In the prior fiscal year, for the three months ended October 31, 2023, the customers representing 10% or more of revenue were WT, Hakuto and Chicony, which accounted for approximately 53.7%, 12.0% and 11.7% of total revenue, respectively. For the nine months ended October 31, 2023, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 52.2% and 13.9% of total revenue, respectively.

Accounts receivable with WT and Chicony were approximately $16.8 million and $9.4 million as of October 31, 2024, respectively. Accounts receivable with WT and Chicony were approximately $10.3 million and $7.0 million as of January 31, 2024, respectively.

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

Overview

We are a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, processing, advanced image signal processing and high-resolution video compression. Since inception, we have primarily served human viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. Our recent development efforts have focused on creating advanced artificial intelligence, or AI, technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as computer vision (CV) or edge inference AI, and our CV SoCs integrate our state-of-the-art video processor technology together with our deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of CV algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, and terrain mapping. CVflow can process other sensor modalities including lidar and radar, and allows customers to differentiate their products by porting their own, or third-party, neural networks and/or classical CV algorithms to our CVflow-based SoCs. Our latest third generation CVflow technology enables us to address incremental and computationally intense AI applications for deep fusion, deep planning, and large language models (LLMs), as well as efficiently process transformer AI networks.

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

Financial Highlights

•
We recorded revenue of $82.7 million and $200.9 million for the three and nine months ended October 31, 2024, respectively. This represented an increase of 63.4% and 14.9%, respectively, as compared to the same periods in the prior fiscal year. The increases in revenue were primarily attributable to higher product unit shipments driven by customers' new product ramps, an increased percentage of our sales from higher value AI inference processors which contribute to a higher average selling price, as well as higher nonrecurring engineering (NRE) project service revenue. For the nine months ended October 31, 2024, the increased revenue was partially offset by lower video processor product unit shipments.
•
We recorded operating losses of $25.5 million and $101.2 million for the three and nine months ended October 31, 2024, respectively, as compared to operating losses of $42.0 million and $112.8 million for the three and nine months ended October 31, 2023, respectively. The reduced operating losses were primarily attributable to higher revenue and improved gross margin, partially offset by increased operating expenses. The increased operating expenses primarily related to higher engineering-related expenses associated with the development progress and an increase in number of chips in development.
•
We generated cash flows from operating activities of $8.4 million for the nine months ended October 31, 2024, as compared to $23.1 million for the nine months ended October 31, 2023. The lower cash flows from operating activities were primarily attributable to lower net cash flow from working capital, including lower collections of accounts receivable associated with the timing of sales and increased inventory purchases based on expected future demand from customers, partially offset by reduced net loss adjusted for certain non-cash items.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Revenue	$82,653	$50,595	$200,850	$174,858
Cost of revenue	32,605	20,612	78,901	68,894
Gross profit	50,048	29,983	121,949	105,964
Operating expenses:
Research and development	58,389	53,702	169,286	163,060
Selling, general and administrative	17,169	18,246	53,905	55,750
Total operating expenses	75,558	71,948	223,191	218,810
Loss from operations	(25,510)	(41,965)	(101,242)	(112,846)
Other income, net	2,091	1,900	6,507	3,923
Loss before income taxes	(23,419)	(40,065)	(94,735)	(108,923)
Provision (benefit) for income taxes	652	1,645	2,157	(113)
Net loss	$(24,071)	$(41,710)	$(96,892)	$(108,810)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue	100%	100%	100	100%
Cost of revenue	39	41	39	39
Gross profit	61	59	61	61
Operating expenses:
Research and development	71	106	84	93
Selling, general and administrative	21	36	27	32
Total operating expenses	92	142	111	125
Loss from operations	(31)	(83)	(50)	(64)
Other income, net	3	4	3	2
Loss before income taxes	(28)	(79)	(47)	(62)
Provision (benefit) for income taxes	1	3	1	—
Net loss	(29)%	(82)%	(48)%	(62)%

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

The end markets into which we sell our products have seen significant changes as consumer preferences have evolved in response to new technologies. As a result, the composition and timing of our revenue may change in future periods. We expect shifts in consumer use of video capture to continue to change over time, as AI and computer vision specialized use cases emerge and video capture continues to proliferate.

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

Research and Development

Research and development expense primarily consists of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, costs of fabrication of mask sets for prototype products, the cost and depreciation of equipment, outside services as well as allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to generally increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of computer vision technology.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes amortization of trade name and customer relationships, professional service costs related to accounting, tax, legal services, and allocated depreciation and facility expenses.

Other Income, Net

Other income, net, primarily consists of interest income and yields from our cash deposits and debt security investments, realized gains and losses from equity and debt security investments, subsidies granted by foreign governments, as well as gains and losses from foreign currency transactions and remeasurements.

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

Comparison of the Three and Nine Months Ended October 31, 2024 and 2023

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$82,653	$50,595	$32,058	63.4%	$200,850	$174,858	$25,992	14.9%

Revenue increased for the three and nine months ended October 31, 2024, as compared to the same periods in the prior fiscal year, primarily due to higher product unit shipments driven by customers' new product ramps, an increased percentage of our sales from higher value AI inference processors which contribute to a higher average selling price, as well as higher nonrecurring engineering (NRE) project service revenue. For the nine months ended October 31, 2024, the increased revenue was partially offset by lower video processor product unit shipments.

Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Gross margin	60.6%	59.3%	—	1.3%	60.7%	60.6%	—	0.1%

Gross margin increased for the three and nine months ended October 31, 2024, as compared to the same periods in the prior fiscal year, primarily due to favorable product mix, increased higher margin NRE project service revenue, as well as lower net inventory reserve. For the nine months ended October 31, 2024, the gross margin was also positively impacted by higher sales of inventory that was previously reserved. The increased gross margin for the three and nine months ended October 31, 2024 were partially offset by higher manufacturing costs associated with advanced process technologies.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$58,389	$53,702	$4,687	8.7%	$169,286	$163,060	$6,226	3.8%

Research and development expense increased for the three and nine months ended October 31, 2024, as compared to the same periods in the prior fiscal year, primarily due to approximately $2.9 million and $5.0 million, respectively, of additional engineering-related expenses associated with the development progress and an increase in number of chips in development. Personnel costs for the three and nine months ended October 31, 2024 increased by approximately $1.7 million and $1.1 million, respectively, as a result of higher headcount in support of our AI technology development activities.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Selling, general and administrative	$17,169	$18,246	$(1,077)	(5.9)%	$53,905	$55,750	$(1,845)	(3.3)%

Selling, general and administrative expense decreased for the three and nine months ended October 31, 2024, as compared to the same periods in the prior fiscal year, primarily due to lower personnel costs of approximately $1.0 million and $1.9 million, respectively, as a result of lower headcount.

Other Income, Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Other income, net	$2,091	$1,900	$191	10.1%	$6,507	$3,923	$2,584	65.9%

The increase in other income, net, for the three months ended October 31, 2024, as compared to the same period in the prior fiscal year, was primarily due to an approximately $0.2 million subsidy received from a foreign government. The increase in other income, net, for the nine months ended October 31, 2024, as compared to the same period in the prior fiscal year, was primarily due to an approximately $1.2 million impairment charge relating to an equity investment recognized in the second quarter of fiscal year 2024 that did not recur in the current fiscal year, as well as approximately $1.1 million of additional interest income and yields from our cash deposits and debt security investments and $0.4 million net gains from foreign currency transactions and remeasurements.

Provision (Benefit) for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$652	$1,645	$(993)	(60.4)%	$2,157	$(113)	$2,270	(2008.8)%
Effective tax rate	(2.8)%	(4.1)%	—	1.3%	(2.3)%	0.1%	—	(2.4)%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The decrease in income tax expense for the three months ended October 31, 2024, as compared to the same period in the prior fiscal year, was primarily due to a decrease in the proportion of profits generated in higher tax jurisdictions. The increase in income tax expense for the nine months ended October 31, 2024, as compared to the same period in the prior fiscal year, was primarily due to tax benefit from the release of $3.6 million of valuation allowance on the deferred tax assets of Oculii Corp, or Oculii, in the prior fiscal year that did not recur in the current fiscal year.

Liquidity and Capital Resources

As of October 31, 2024, we had cash, cash equivalents and marketable debt securities of approximately $226.5 million. We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information. The current inflationary environment in the United States and resulting higher interest rates have not had a material impact on our investment portfolio and financial position.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$8,406	$23,056
Net cash provided by (used in) investing activities	(30,060)	5,052
Net cash provided by financing activities	3,862	2,137
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,792)	$30,245

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the nine months ended October 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower net cash flow from working capital, including lower collections of accounts receivable associated with the timing of sales and increased inventory purchases based on expected future demand from customers, partially offset by reduced net loss adjusted for certain non-cash items.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased for the nine months ended October 31, 2024, as compared to the same period in the prior fiscal year, primarily due to approximately $39.0 million of additional net cash payments for our marketable debt security investments, partially offset by $3.9 million less in payments for the purchase of capital assets and licenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased for the nine months ended October 31, 2024, as compared to the same period in the prior fiscal year, primarily due to approximately $2.7 million higher cash receipts from stock activities, partially offset by approximately $1.0 million higher principal payments associated with long-term software license agreements.

Share Repurchase Program

On May 29, 2024, our Board of Directors approved an extension of our existing share repurchase program for an additional twelve months through June 30, 2025. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. No ordinary shares were repurchased during the nine months ended October 31, 2024. As of October 31, 2024, there was approximately $49.0 million remaining available for repurchases under the current repurchase program through June 30, 2025.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of October 31, 2024, we had purchase obligations with our independent contract manufacturers of $51.4 million.

Leases

In the second quarter of fiscal year 2025, we extended our Shanghai, Shenzhen and Italy office leases for an additional 36 months, 28 months and 22 months, respectively, with the earliest such extension commencing in July 2024 and the latest end date in November 2027. In the third quarter of fiscal year 2025, we also extended a facility lease in Santa Clara, California for an additional 24 months beginning from October 2024 to September 2026. The corresponding operating right-of-use assets and related lease liabilities have been recorded in the condensed consolidated balance sheets as of October 31, 2024. As of October 31, 2024, the total estimated future undiscounted cash payments for the extensions are approximately $3.6 million. Refer to Note 7 Leases of Notes to Condensed Consolidated Financial Statements for details of these extended leases.

Commitments

During fiscal year 2025, we entered into a noncancellable service contract with a third-party for our IT infrastructure service and committed to purchase a noncancelable on-premise internal-use software license for product design. As of October 31, 2024, the estimated future undiscounted cash payments for the commitments were approximately $8.0 million and are expected to be paid between twelve months to sixty-one months from October 31, 2024.

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

Off-Balance Sheet Arrangements

As of October 31, 2024, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of October 31, 2024 at a reasonable assurance level. The material weakness did not result in a material misstatement to our interim consolidated financial statements for the period ended October 31, 2024.

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

Remediation Plan Efforts

In order to remediate the material weakness described above, management continues to implement a remediation plan that includes strengthening our existing control activities with improved documentation standards, technical oversight and training, as well as implementing specific review procedures to enhance our income tax monitoring control. In the second quarter of fiscal year 2025, as part of strengthening our existing income tax controls, we hired a new tax director. In the third quarter of fiscal year 2025, we implemented specific review procedures designed to enhance our income tax monitoring control and strengthened existing income tax control activities with improved documentation standards, technical oversight and training. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address the material weakness, including but not limited to implementing further enhancements to existing control activities, as well as increasing our engagement of external subject matter experts on complex tax matters, as needed.

The material weakness described above will not be considered remediated until the internal controls described above have been implemented and operated effectively for a sufficient period of time for management to conclude, through testing, that they are effective.

Changes in Internal Control over Financial Reporting

Other than the remediation plan outlined above, there were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
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

We believe that our future revenue growth, if any, significantly depends on our ability to expand within the Internet of Things, or IoT, camera markets with our new artificial intelligence, or AI, computer vision SoC solutions, and penetrate, or further penetrate, the OEM automotive, robotics and industrial markets. Our AI computer vision SoC solutions have functionality that may also be applicable to other developing markets, such as processing of large language models (LLMs). Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. If any of these markets do not develop as we currently anticipate, the technical requirements of these markets evolve in ways we do not anticipate, the development of such markets is delayed or impacted by factors outside of our control, or if we are unable to penetrate them successfully with our solutions, our revenue could decline and our financial condition would be negatively impacted. Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies requires a substantial investment of our time and resources and we cannot assure you that we will secure design wins from these or other companies or that we will achieve meaningful revenue from the sales of our solutions into these markets. In addition, we face competition from larger competitors with greater resources and more history in these markets, which may put us at a competitive disadvantage to these larger competitors. If we fail to penetrate these or other new markets we are targeting, our financial condition would likely suffer. Moreover, if we are successful in achieving design wins in these new markets, it will likely take longer to generate revenue from such design wins than in our traditional markets.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2024, the customers representing 10% or more of our revenue were WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Chicony Electronics Co., Ltd., or Chicony, one ODM which manufactures devices incorporating our solutions on behalf of multiple end-customers, accounted for approximately 53% and 14% of total revenue, respectively. For the nine months ended October 31, 2024, the customer representing 10% or more of our revenue were WT and Chicony, which accounted for approximately 64% and 10% of total revenue, respectively. In addition, we believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 51% of our total revenue in fiscal year 2024 and accounted for approximately 58% of our total revenue for the nine months ended October 31, 2024. We believe that our operating results in the near term will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Prior to purchasing our products, some of our customers, particularly in the automotive market, may require that our products and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability of our products and our supply chain. This qualification process may take several months and qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third-party contractors’ manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying these products with a customer, sales of the products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $215.1 million, $204.9 million and $167.3 million in fiscal years 2024, 2023 and 2022, respectively. For the nine months ended October 31, 2024, our research and development expense was $169.3 million. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target key markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our collection of accounts receivable. For the fiscal year ended January 31, 2024, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 53% and 14% of total revenue, respectively. As of January 31, 2024, accounts receivable with WT and Chicony were approximately $10.3 million and $7.0 million, respectively. For the nine months ended October 31, 2024, the customer representing 10% or more of revenue were WT and Chicony, which accounted for approximately 64% and 10% of total revenue, respectively. As of October 31, 2024, accounts receivable with WT and Chicony were approximately $16.8 million and $9.4 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results and cash flows would be negatively impacted.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia. Sales to customers in Asia accounted for approximately 79%, 79% and 86% of our total revenue in fiscal years 2024, 2023 and 2022, respectively. For the nine months ended October 31, 2024, sales to customers in Asia accounted for approximately 85% of our total revenue. Because most of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of October 31, 2024, we had approximately $99.5 million in money market funds and debt security investments and $3.7 million in fixed deposit accounts. The debt security investments primarily consisted of commercial paper, corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the pandemics or widespread public health problems, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March 2023, Silicon Valley Bank (SVB) was closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. At the time of closing on March 10, 2023, we had cash deposits with SVB of approximately $17.0 million. We also had cash equivalents and marketable debt security investments residing in custodial accounts held by U.S. Bank for which SVB Asset Management was the investment advisor until March 15, 2023. While we were able to recover all deposited amounts from SVB, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 53%, 57% and 62% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2024, 2023 and 2022, respectively, and approximately 64% of our revenue was derived from sales through WT for the nine months ended October 31, 2024. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

General trade tensions between the United States and China have been escalating, which has, in our view, created and will perpetuate an uncertain business environment. Tariffs on Chinese-origin products have continued to increase and may do so further under the new U.S. administration. Additionally, in 2022, the U.S. government announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, advanced computing, supercomputing, and artificial intelligence to China, including Hong Kong, without an export license. In many cases, these licenses are subject to a policy of denial and will not be issued. These controls have continued to expand. While our current products are not restricted by these controls, such controls could impact our ability to export products to China in the future. It also is possible that the Chinese government will retaliate in ways that could impact our business. End-user and end-use restrictions continue to evolve and may change what we can provide to certain entities both in China and other countries.

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

We have significant business operations in Taiwan, including 346 employees as of October 31, 2024, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

The market price of our ordinary shares has historically been highly volatile, and has been particularly volatile in recent years. For example, since February 1, 2020, the trading price of our common stock ranged from a low of $36.02 to a high of $227.59 and was $56.19 at the close of trading on October 31, 2024. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter ended October 31, 2024, the following officer adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On October 2, 2024, Chan Lee, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to an aggregate of 10,000 of our ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until October 15, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter ended October 31, 2024.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certifications of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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

AMBARELLA, INC.

Date: December 6, 2024	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 6, 2024	By:	/s/ John A. Young
John A. Young
Chief Financial Officer