Form 10-K
period 2025-01-31
AMBARELLA INC
filed 2025-03-28
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2024, was approximately $1.6 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of March 20, 2025: 42,437,410 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Factors that could affect such forward-looking statements include, but are not limited to, risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; economic factors beyond our control, including risks associated with high inflation and recessionary concerns; geopolitical factors beyond our control, including tensions between the United States and China and the ongoing hostility between Russia and Ukraine; the potential impact of pandemics and endemics on our operations or the operations of our supply chain or our customers; our ability to timely produce sufficient quantities of our products on a cost-effective basis through our third-party vendors; the commercial success of our customers’ products; our growth strategy; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions, including our ability to license software modules; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate; our expectations regarding the adoption of computer vision technology; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K; and those discussed in other documents we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

For purposes of this Annual Report, the terms “Ambarella”, “the Company”, “we”, “us” and “our” refer to Ambarella, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

Incorporated in 2004, Ambarella is a leading developer of low-power system-on-a-chip, or SoC, semiconductors and software for edge artificial intelligence, or AI, applications. Our technologies make electronic systems smarter, enabling them to become partially or fully autonomous with features such as person detection, object classification, and analytics, in addition to performing complex data analysis in real time, delivering high quality imagery, and preserving vital system resources such as power and network bandwidth. We specialize in the development of deployable, scalable designs for intelligent electronic systems that utilize high-bandwidth sensors offering a proven path to mass production. Ambarella’s products are used in a wide variety of human viewing, computer vision and edge AI applications, including a variety of automotive camera systems, video security cameras, mobile and fixed robots, industrial applications, and consumer devices, such as action, drone and 360° cameras.

Until 2023, a majority of our revenue originated from human-viewing only applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. Since 2018, we have been leveraging our human-viewing heritage to pursue the machine sensing market. Our recent development efforts have focused on creating advanced AI inference technology that enables edge devices to perceive the environment and make decisions based on the data collected from cameras and other types of sensors, such as 4D radar. This is known as edge AI, and our AI inference SoCs integrate our state-of-the-art video processor technology together with our proprietary AI accelerator, also known as a deep learning neural network processor, which we refer to as CVflow®. The CVflow-architecture supports a variety of AI inference algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, and terrain mapping. Our latest third generation CVflow technology enables us to efficiently process transformer AI networks, which facilitate incremental and computationally intense advanced AI applications, including deep fusion, deep planning, large language models (LLMs) and reasoning models. In addition, CVflow can process data from other sensing modalities, including lidar, radar, time of flight, thermal and near infrared (NIR), and allows customers to differentiate their products by porting their own or third party neural networks and/or AI algorithms to our CVflow-based SoCs. Our AI technology is creating opportunities for us to address a broader range of markets and applications while also allowing us to capture more content per electronic system.

Our newest product families, CV7, CV3 and N1 integrate our 3rdgeneration CVflow AI accelerator and are all built on advanced 5 nanometer (nm) process technology. These products can run some of the latest transformer neural networks which can provide incremental efficiency and utility relative to convolutional neural networks. The CV7 family provides an industry-leading combination of low power and high performance in human vision, computer vision and advanced AI applications, including both automotive and Internet-of-Things (IoT) edge AI applications.

Our CV3 AI central domain controller family of SoCs is specifically architected for partially to fully automated driving applications. In addition to offering our existing advanced camera perception processing, CV3 adds sensor fusion and planning layers that enable a broader set of fully-automated devices.

Our N1 SoC is capable of running LLM inferencing with models up to 34 billion parameters, enabling a range of AI applications in IoT devices, including industrial robotics, intelligent healthcare imaging and diagnostics, edge AI servers running multi-modal vision-language models (VLMs) and traditional LLMs, and autonomous fleet telematics.

Our Oculii adaptive AI software algorithms are designed to enable radar perception using current production radar chips to achieve significantly higher resolution, longer range and greater accuracy. We have introduced a centralized radar architecture that synergistically leverages these adaptive AI software algorithms together with our CV3 domain controller family, resulting in improved perception, lower power consumption and reduced bills-of-material for mobility applications compared to the current generation of radar systems utilized in the market today.

Industry Background and Target Markets

AI functionality has historically been executed with graphics processing units (GPU), field programmable gate-arrays (FPGA) or general purpose microprocessors (CPU) in servers or data centers. This approach requires large amounts of data to be transported from an end-point electronic system or device into the network infrastructure, where the data may be stored, processed, and then sent back to the end point, creating added delay, power consumption and incremental expense from data communications, server processing and storage. In some applications, unacceptable levels of latency are introduced by the transportation of this data, minimizing or, in some cases, eliminating the utility of the product. In addition, this approach often requires personal information to be transmitted from the end-point device to the network infrastructure, potentially raising privacy and security concerns.

We believe the AI inference end-point market, sometimes referred to as the system’s edge, requires a fundamentally different SoC architecture versus the GPU, FPGA and CPU approach commonly used in the data center. Our AI SoCs are optimized for the requirements of the edge inference market to provide highly accurate results, significant processing power, small form factor and minimal latency while consuming very low amounts of power and simultaneously delivering both human viewing and AI inference functionality, often while supporting multiple cameras and multiple applications with a single SoC incorporated in an end-point device. In addition, privacy and security can be enhanced, as critical personal information may not need to enter the network infrastructure.

Our first AI SoC was introduced in 2018 and the CV3 SoC integrates our third generation AI accelerator, which we refer to as CVflow. Our development efforts are now focused on SoCs that provide both human viewing and AI inference functionality. With the acquisition of Oculii, we complement our advanced camera perception capabilities with advanced radar perception to enable higher levels of autonomy.

We are focusing on the automotive and IoT end markets that require increasingly sophisticated AI inference workloads and processing performance:

Automotive Applications:

Cameras and other sensors, as well as high performance computing processors, are utilized for a variety of applications in the automotive market and our products are designed into both original equipment manufacturer (OEM) and aftermarket applications. We address both the safety (e.g., advanced driver assistance systems (“ADAS") and autonomy automotive market applications:

Safety and ADAS:

▪
Front Advanced Driver Assistance System (ADAS) Cameras. These front-facing cameras are often positioned behind the rearview mirror, enabling functions such as automatic emergency braking, lane departure warning, forward collision warning, intelligent headlight control, and speed assistance functions, many of which are required by an increasing number of regional New Car Assessment Programs, or NCAP. These cameras may also be used by telematic service providers to help improve safety, lower insurance costs, and improve driver performance.
▪
Cabin Monitoring System (CMS) and Driver Monitoring System (DMS) Cameras. These interior mounted cameras track drivers and passengers to help prevent accidents by alerting a drowsy or distracted driver and assisting with the deployment of safety features, such as airbags. These interior cameras may also be utilized by telematic service providers to provide feedback on driver performance and behavior.

▪
Electronic Mirrors. One or more cameras, in conjunction with an electronic display, are used to augment, or in some cases replace, reflective glass rear view and/or side view mirrors to provide a wider and unobstructed field of view. Smart electronic mirrors that incorporate our AI SoCs may also help with detecting objects in blind spots, overtaking vehicles and alerting for vulnerable road users, such as pedestrians and bicycles.
▪
Automotive Video Recorders (also known as data loggers). These video cameras are pre-installed in vehicles or mounted (aftermarket) to record events for reconciliation, such as for insurance and liability, driver scoring or training, and security purposes. We offer solutions for both OEM and aftermarket drive recording devices, some of which include ADAS features.

Autonomy:

•
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

IoT Applications:

•
Security Cameras. We are a leader in enterprise and home security camera markets, with solutions that deliver exceptional AI inference performance, industry-leading compression efficiency, low power consumption, and outstanding image quality, including high dynamic range (HDR), low-light processing and fisheye lens de-warping. Our AI products enable higher levels of automation than our vision processors through advanced algorithms, such as object detection, classification and tracking, license plate recognition and facial recognition. We address the following security camera applications:
▪
Enterprise and Public Class Security. These cameras are used for video monitoring and security surveillance in enterprise and public infrastructure applications. Embedded advanced AI technology supports advanced analytics at the system’s edge, including people counting and tracking, facial recognition and retail behavior analysis. In addition, our latest GenAI SoC, the N1-655, can run the latest AI models, without the need for an internet connection, on a variety of on-premise devices, including smart-city security video recorders.
▪
Home Security. Home security cameras are designed for home or small business use and may be connected to cloud services and applications via home networks using WiFi. Form factors include smart video door-bells and video-enabled lights. Embedded AI technology supports advanced functions, including intruder and pet detection, face recognition and package monitoring.
•
Emerging Robotic and Industrial Applications. Our solutions can add intelligence to a range of partially or fully robotic applications, including access control, industrial/factory automation, sensing cameras, and a variety of industrial and home robotic applications. Our advanced AI SoCs handle an array of complex algorithms, from low-level perception functions and neural networks to higher-level autonomous software stacks, while our neural network-based image signal processing (NN-ISP) provides advanced noise reduction to enable better performance in challenging lighting conditions such as high-contrast scenes and extremely low-light environments, all with low power consumption. We address the following industrial and robotic market applications:
▪
Identification/Authentication Cameras. Our video-based sensing solutions enable contactless access control for home, enterprise and public applications. Applications include enterprise access control panels, electronic locks and contactless mobile payment terminals.
▪
Robotic Products. Our products and technology are well suited for a variety of smart home and enterprise robotic applications. With stereovision capabilities, convolutional neural network (CNN)-based object classification and transformer neural networks, our solutions are also suited for a variety of industrial machine vision systems, mobile robots for delivery or factory/warehouse applications, aerial drones, robotic vacuum cleaners, and other emerging robotic applications.
▪
Sensing Cameras. Our AI SoCs enable sensing cameras that analyze video using AI-based algorithms running in the camera to provide remote users with updates, warnings or business data based on the analysis. Since no video, audio or image data needs to leave the camera, privacy can be prioritized. Applications for sensing cameras include elderly monitoring, building occupancy monitoring and retail store business analytics.

•
Other IoT Applications. Cameras for the enterprise, home, public spaces and consumer leisure applications that provide high-definition (HD) video quality increasingly include embedded connectivity to share and display video. Our low power, high-resolution and connected solutions can be found in a variety of cameras, including wearable body cameras, sports action cameras, social media cameras, drones for capturing aerial video or photographs, video conferencing and virtual reality applications.

Our Competitive Strengths

Our platform technology solutions provide performance attributes that satisfy the stringent demands of the camera market, enable integration of HD video and image capture capabilities in portable devices, and provide AI inference capabilities that address the evolving needs of the automotive and IoT markets. We believe that our leadership is the result of our competitive strengths, including:

•
Proprietary AI, Radar and Computer Vision Architecture. Our proprietary AI processing architecture, known as CVflow, uses a flexible hardware engine programmed with a high level algorithm description to achieve increased performance while minimizing die size and power consumption. The CVflow architecture supports a variety of AI, radar and computer vision algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, and stereo object detection. Our third generation CVflow technology enables us to efficiently process transformer AI networks, which are an enabling technology for next generation automotive and generative AI markets. CVflow also allows customers to differentiate their products by porting their own algorithms and neural networks to our SoCs.
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
•
High-Performance, Low Power, AI, Video and Image Algorithm Expertise. Our extensive algorithm expertise, which facilitates efficient AI, video and image compression, enables our solutions to achieve low power consumption without compromising performance. Our solutions support high resolution, high frame-rate and multi-stream video capabilities. Our solutions achieve high storage and transmission efficiencies through innovative and complex video and image compression algorithms that significantly reduce the output bitrate, which directly benefits the performance of our solutions in several ways, including lower memory storage requirements, reduced bandwidth needs for transmission and lower cloud storage costs. Our solutions can deliver clear images in low light conditions because of our advanced noise reduction, including 3D motion compensated temporal filtering (MCTF) and multiple exposure processing. Additionally, our HDR processing capabilities handle scenes with large dynamic range between the lightest and darkest areas to reveal details that would otherwise be lost in shadow or highlight areas. Our neural network-based image signal processing (NN-ISP) provides advanced noise reduction in extremely low lighting conditions. Our advanced de-warping capability enables cameras to use wide angle lenses, making it ideal for a variety of security camera applications, as well as 3D electronic image stabilization and surround view for automotive applications.
•
Highly Integrated SoC Solutions Based on a Scalable Platform. Our product families leverage a flexible and highly-scalable platform including our core high-performance AI and video processing architecture combined with an extensive set of integrated peripherals. Our flexible and highly-scalable platform enables our customers to address multiple applications and markets with reduced design cycles and costs. Our software compatible portfolio of products, with a broad range of performance and price points, allows our customers to develop a wide range of differentiated end products from a common software base.
•
Comprehensive and Flexible Software. Our years of investment in developing and optimizing our comprehensive and flexible software serve as the foundation of our high-performance video application solutions. We provide our customers full-function software development kits with a suite of application programming interfaces or APIs, which allow customers to rapidly integrate our solution, adjust product specifications and provide additional functionality to their systems, thereby enabling them to differentiate their product offerings and reduce time to market. We also provide a toolkit to accelerate the development of computer vision algorithms onto our hardware. Our Cooper™ Developer Platform offers seamless integration of software, hardware, state-of-the-art (SOTA) AI models, and services that provide universal support for Ambarella’s entire portfolio of AI SoCs.

Products

We have a wide range of products in our portfolio, including products that have commercially shipped, products for which we have shipped engineering samples and products that are under development. We typically introduce two to three new silicon products per year which, when combined with our flexible software development kits, allow us to offer product families addressing the specific needs of a wide range of end markets. In addition to enabling small device size and low power consumption, our SoC solutions make possible differentiated functionalities, such as advanced AI functionality, simultaneous video and image capture, multiple-stream video capture, image stabilization and wireless connectivity.

Central Domain Controller. Our CV3-AD family of automotive AI domain controllers, targets L2+ to L4 autonomous vehicles and advanced robots. Its next-generation CVflow® AI accelerator includes neural network processing that is 20x faster than the previous generation of CV2 SoCs, along with additional general vector processing capabilities to provide the overall performance required for full autonomous driving (AD) stack processing, including computer vision, HD 4D radar, deep fusion and planning. It also integrates advanced image processing, a dense stereo and optical flow engine, Arm® Cortex® A78AE and R52 CPUs, an automotive GPU for visualizations, and a hardware security module (HSM). The CV3-AD685 is an “algorithm first” architecture that provides support for the entire AD software stack.

CVflow SoCs. Multiple generations of our AI accelerator architecture have been developed, and all of our new product families incorporate the ability to extract and processes data from video streams, enabling our customers to develop intelligent camera systems. These SoCs combine advanced image processing, high-resolution video encoding and CVflow AI processing in a single, low-power design to enable a new class of smart edge devices for applications including smart home security, retail monitoring, consumer robotics, and occupancy monitoring. Some of our CVflow SoCs are manufactured to satisfy the functional safety requirements of the automotive market. Our third generation CVflow-based SoCs enable efficient processing or transformer AI networks, which are an enabling technology for next generation automotive and generative AI markets.

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

Serializer/Deserializers. Our B8 SerDes (Serializer/Deserializer) product is a mixed-signal (analog and digital) semiconductor used to transport data short distances (up to 10 meters) from a CMOS image sensor, often in a remote camera location, to our video and AI SoCs. The SerDes chips are used to add additional camera(s) to an automotive application, as well as used as a bridge chip for other automotive applications, such as a MIPI combiner, splitter or display driver. Our SerDes chips are also used in security applications such as ATMs that can use a single B8 chip for connecting multiple remote cameras to a single video processor SoC.

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

The chart below describes our current product lines:

Technology

Our semiconductor processing solutions enable edge AI processing, HD, Ultra HD (UHD) and 8K UHD (up to 7680 x 4320p60) video and image processing, and video compression, sharing and display while offering exceptional power, size, and performance characteristics.

Key differentiators of our technology include:

•
flexible and scalable CVflow processors for deep learning, HD radar processing and other AI algorithms that cover a broad range of consumer, professional and automotive requirements with power and die size efficiency;
•
stereo/optical flow processing engines for robust AI processing with high performance and power efficiency;
•
scalable image processing and video compression engines that cover consumer, professional and automotive requirements from Full HD to 8K video performance levels as well as multiple image sensors simultaneously to support multiple viewpoints, including surround view and virtual reality applications;

•
algorithms for image processing including deep learning augmented processing for challenging low light and high dynamic range conditions for robust AI and human viewing with high power efficiency.
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

Complete SoC, System Software, AD Software Stack, AI Dev Tools, Reference Designs
System Integration Expertise
Enable safety-critical auto applications
Functional Safety Design Methodology
Enabling HD Video plus AI in edge devices
Low Power Design Methodology
Multi-core, multi-threaded architecture
High Performance Chip Architecture
Advanced Image Processing, AI-Based Image Processing
Smart H.264/H.265 Video Compression
Oculii Patented Adaptive AI Radar Algorithms
CVflow
Deep Neural Network AI Processor
370+ International Patents Filed

Our technology platform enables the capture of high-resolution still images and UHD video while simultaneously performing AI processing and encoding for high-quality storage and lower resolution real time streaming.

CVflow

Our proprietary AI processing architecture, known as CVflow®, uses a flexible hardware accelerator programmed with a data flow graph algorithm description to achieve increased performance while minimizing die size and power consumption. This description allows the hardware to maximize use of its resources by exploiting all available parallelism without software intervention. The CVflow architecture specifies data flow connections between a set of optimized AI and computer vision operators, such as the convolution and matrix multiply functions that are used for deep learning algorithms. Our CVflow engine is also capable of running large language model inferencing, with models up to 34 billion parameters run on a single N-1 SoC. The CVflow architecture also supports a variety of other algorithms, including radar processing, stereo obstacle detection and sensor fusion. Our third generation CVflow-based SoCs enable efficient processing or transformer AI networks, which are an enabling technology for next generation automotive and generative AI markets. Our platform allows customers to differentiate their products by porting and optimizing their own algorithms and neural networks to our CVflow-based chips using industry-standard training tools and APIs.

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

Software Modules

We are developing optimized software modules to give customers the option to leverage our expertise and reduce development time and expense. These modules include HD radar processing for standalone and central radar processing, deep learning based low light and HDR image processing, monocular and stereo camera perception, and autonomous driving stack modules optimized for the CV3 family, including fusion for multiple cameras and sensor modalities, mapping and localization algorithms and planning.

AmbaClear

Our proprietary image signal processing architecture, known as AmbaClear, incorporates advanced algorithms to convert raw sensor data to UHD video and/or still images. Image processing algorithms include sensor, lens and color correction, HDR tone mapping, color processing and de-mosaicing to reconstruct a full color image from incomplete color samples and specialized color filters, noise filtering, detail enhancement and image format conversion. For example, raw sensor data can be captured at up to 32-megapixel (8K) resolution at 60 frames per second. This image processing reduces noise in the sensor data and improves color, contrast and sharpness resulting in improved computer vision performance, enhanced human viewing and enhanced storage and transmission efficiencies. Our wide dynamic range (WDR) and HDR processing capabilities handle greater dynamic range between the lightest and darkest areas of an image, permitting video images to reveal details that would otherwise be lost against a bright background. We have developed efficient scalable deep learning algorithms for advanced low light processing and HDR tone mapping that augment our image processing hardware. These algorithms provide significant image quality improvements over our standard image processing while running in real time at HD and higher resolutions. Our advanced de-warping capability enables cameras to use wide angle lenses to capture images from a wide area, making it ideal for a variety of IP security camera and surround view applications. Our RGB- infrared fusion capability allows a single sensor to produce simultaneous RGB and infrared images for sensing and improved low light performance.

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

Design Methodology

The success of our technology platform stems from our algorithm driven design methodology. We do extensive algorithm studies in deep learning AI, image processing and compression including our internally developed and public external algorithms. We use these studies to develop high power and die area efficient processing engines compared with general purpose processors like CPUs and GPUs. We also include a high degree of programmability to provide flexibility in supporting new algorithms that we and our customers develop. We test and verify our algorithms on our proprietary architectural model prior to implementing our processor engines in hardware. Our advanced verification methodology validates our approach through simultaneous modeling of architecture, algorithms, and the hardware itself. This redundant approach helps us identify and remediate weaknesses early in the development cycle, providing a solid foundation on which we build our hardware implementation, and enhances our ability to achieve first-pass silicon success. We possess extensive expertise in AI deep learning, video and imaging algorithms, as well as deep sub-micron digital and mixed-signal design experience.

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

Sales to customers in Asia accounted for approximately 85%, 79%, and 79% of our total revenue in the fiscal years ended January 31, 2025, 2024, and 2023, respectively. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. To date, all of our sales have been denominated in U.S. dollars.

We work closely with our end customer OEMs and ODMs throughout their product design cycles that often last twelve to eighteen months for many of our target markets, although new products may have longer design cycles, particularly those implementing advanced AI features. Product design cycles for certain portions of the automotive market generally last longer than eighteen months, particularly for products containing user safety features. As a result, we are able to develop long-term relationships with our customers as our technology becomes embedded in their products. Consequently, we believe we are well positioned to not only be designed into our customers’ current products, but also to continue to develop next-generation AI solutions for their future products.

The product life cycles in many of our target markets typically range from twelve to 24 months. We expect that product lifecycles in the automotive OEM and the industrial and robotics markets will typically be longer than 24 months, as new product introductions occur less frequently. For many of our solutions, early engagement with our customers’ technical staff is necessary for success.

In fiscal year 2025, the customer representing 10% or more of revenue was WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, our non-exclusive sales representative and fulfillment partner in Asia other than Japan, which accounted for approximately 63% of total revenue. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue.

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

Our sales cycles typically require a significant investment of time and a substantial expenditure of resources before we can realize revenue from the sale of our solutions, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management and our sales personnel and software engineers. If successful, this process culminates in a customer’s decision to use our solutions in its system, which we refer to as a design win. Our sales efforts are typically directed to the OEM of the product that will incorporate our AI and video and image processing solution, but the eventual design and incorporation of our SoC into the product may be handled by an ODM or Tier-1 supplier on behalf of the OEM. Volume production may begin within 12 to 18 months after a design win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once our solutions have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Conversely, a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product.

Our sales are generally made pursuant to purchase orders received approximately 20 to 30 weeks prior to the scheduled product delivery date, depending upon agreed terms with our customers and the current manufacturing lead time at the time the purchase order is received. Typically, these purchase orders may not be cancelled or modified without our written consent. Our standard warranty provides that our SoCs containing defects in materials, workmanship or performance may be returned for a refund of the purchase price or for replacement, at our discretion. We may agree to different warranty terms with specific customers from time to time.

Our sales are primarily made through standard purchase orders for delivery of products. Our manufacturing production is based on estimates and advance non-binding commitments from customers as to future purchases. We follow industry practice that generally allows customers to change or defer orders with limited advance notice prior to shipment, often without penalty. Given this practice, we do not believe that backlog is a reliable indicator of future revenue levels, except on a short-term basis, principally within our average lead times.

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

Wafer Fabrication

We have a history of using several process nodes from 130 nm through 5 nm. We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and efficiency. We believe this strategy will help us remain competitive. We currently manufacture our solutions in the 10nm and 5nm process nodes. Currently, the substantial majority of our SoCs are supplied by Samsung Electronics Corporation (“Samsung”) in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully-assembled and tested products as well as tested die in wafer form for assembly. Our foundry vendors are ISO 9001 certified.

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

Due to the scheduling requirements of our foundry, assembly and test contractors, we generally provide our contractors with our production forecasts and place firm orders for products with our suppliers up to 40 weeks prior to the anticipated delivery date, or potentially longer during times of acute capacity shortages, usually without a purchase order from our own customers.

Research and Development

We believe our technology is a competitive advantage and we engage in substantial research and development efforts to develop new products and integrate AI functionality into our video processing solutions. We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. As of January 31, 2025, approximately 75% of our employees are engaged in research and development. Our research and development team is comprised of both semiconductor and software designers. Our semiconductor design team has extensive experience in large-scale semiconductor design, including architecture description, logic and circuit design, implementation and verification. Our software design team has extensive experience in development and verification of video processing, AI deep learning and adaptive AI radar software. Because the integration of hardware and software is a key competitive advantage of our solutions, our hardware and software design teams work closely together throughout the product development process. The experience of our hardware and software design teams enables us to effectively assess tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented in hardware and in software.

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
•
performance of our AI solutions, as measured by convolutional neural network performance and/or transformer neural network performance, video and still picture image quality, resolution and frame processing rates;
•
power consumption efficiency of our solutions;
•
the ease of implementation of our products by customers;
•
the strength of our customer relationships;
•
the selection of the foundry process technology and architecture tradeoffs to meet customers’ product requirements in a timely manner;
•
reputation and reliability;
•
customer support; and
•
the cost of the total solution.

We believe that, overall, we compete favorably with respect to these factors, particularly because our solutions typically provide high-quality video, and low power consumption, efficient CNN and transformer performance, efficient integration of advanced algorithms, exceptional storage and transmission efficiencies, highly-integrated SoC solutions based on a scalable platform, and comprehensive and flexible software. We cannot ensure, however, that our solutions will continue to compete favorably or that we will be successful in the face of increasing competition from new products introduced by existing or new competitors.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2025, we had 372 issued patents in the United States, 137 of which were continuation or divisional patents, 10 issued patents in Europe, 12 issued patents in China, 8 issued patents in Japan and 64 pending patent applications in the United States. The issued patents in the United States expire beginning in 2025 through 2042. Our issued patents and pending patent applications primarily relate to image and video processing and HD video compression, AI processing, system level camera, and radar perception applications spanning multiple market segments.

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

Seasonality

Our business has tended to be seasonal with higher revenue in our second and third fiscal quarters as our customers typically increase their production to meet holiday shopping season or year-end demand for their products. We also may experience seasonally lower demand in our first and fourth fiscal quarters due to ODM and OEM factory holiday closures. These seasonal fluctuations may diminish if our revenue diversifies and becomes less dependent on sales of our customers’ consumer products.

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

As of January 31, 2025, we employed a total of 941 people, including 260 in the United States, 590 in Asia, primarily with 352 in Taiwan and 223 in China, and 91 in Europe. Approximately 75% of our employees are engaged in research and development, 23% in sales, marketing and administration and 2% in operations. As of January 31, 2025, women represented 33% of our independent directors, 18% of senior management, 17% of our technical roles, and 20% of our total workforce. Of our total employee workforce, approximately 37% is represented by a work council in Taiwan. The work council group, which is common in Taiwan, is comprised of employees elected by the general employee base in that location. We consider our global employee relations to be good. Despite employees working in geographically disparate locations and differences in cultures, we strive to treat all employees as part of one team working together. Our Chief Executive Officer holds quarterly town hall style meetings with employees of all of our offices to keep employees apprised of company activities and objectives and to provide an opportunity for all employees to meet and ask questions. All employees receive training in the prevention of sexual harassment and abusive conduct in the workplace.

Our human capital resources objectives include attracting and retaining talented and experienced employees. We utilize multiple online search tools, specialized recruiting firms, employee referral programs and university hires to ensure a varied outreach approach for candidates. We are committed to ensuring the human rights of our worldwide workforce and treating all employees with dignity and respect. We offer a combination of competitive base salary, time-based equity incentives and bonus plans linked to financial and strategic performance that are designed to motivate and reward personnel with annual grants of stock-based and cash-based incentive compensation awards, plus other benefits, in order to increase both stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our short term and long-term objectives. We offer competitive benefits tailored to local markets and laws and designed to support employee health, welfare and retirement; examples of such benefits include paid time off; 401(k), pension or other retirement plans; an employee stock purchase plan; basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; health savings and flexible spending accounts; relocation assistance; and employee assistance programs. Approximately 90% of eligible U.S. employees participate in our 401(k) plan, and 90% of eligible employees participated in the most recent offering period of our employee stock purchase plan.

The average tenure of our employees is approximately 8.1 years and approximately 33% of our employees have been employed by us for more than 10 years. We believe our compensation and benefits packages, combined with our culture that promotes teamwork, innovation and hands-on experience from the first day of employment, contribute to low employee turnover and an above-average tenure. We monitor employee turnover rates by region and our company as a whole. Our worldwide voluntary employee turnover rate in fiscal year 2025 was approximately 3.3%.

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
•
We rely on highly skilled personnel and, if we are unable to hire, retain or motivate key personnel, we may not be able to grow effectively which could harm our business.
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
•
Global economic and political conditions, including high inflation, recessionary concerns and trade restrictions, may impact our business and financial condition in ways that we currently cannot predict.

•
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets, including China. In addition, our ability to sell certain products to certain China customers has been restricted.
•
We are subject to warranty and product liability claims and to product recalls.
•
We are subject to numerous laws and regulatory compliance requirements, which are costly to comply with, and our failure to comply with these requirements could harm our business and operating results.
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

We sell our video and image processing system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We generally refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be significantly harmed. We often incur significant expenditures developing a new SoC solution without any assurance that any OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. We anticipate that it will take longer and require more resources and greater expenditures to achieve design wins, and likely take longer to generate revenue from such design wins, in the new markets we are targeting, such as the OEM automotive and robotics markets, than our legacy camera markets. We also face certain competitive disadvantages in these markets relative to larger competitors that have significantly more resources and a longer history working with OEMs and ODMs in these markets. In addition, trade tensions and tariffs between the United States and China as well as potential new export restrictions may make it more difficult to secure future design wins with China customers.

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

As we develop and introduce new solutions, we also face the risk that customers may not value or be willing to bear the cost of incorporating these newer solutions into their products, particularly if they believe their customers are satisfied with current solutions. In addition, delays in product development could impair our relationships with our customers and negatively impact sales of our solutions under development. Regardless of the improved features or superior performance of the newer solutions, customers may be unwilling to adopt our new solutions due to design or pricing constraints. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations would suffer.

Impacts of the global supply chain challenges could adversely affect our business, financial condition, and results of operations.

During the COVID-19 global pandemic, various restrictions were put in place causing a temporary decline in demand for certain items. As restrictions began easing across the world, an increase in demand for products containing semiconductor chips exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry, which resulted in a lengthening of the manufacturing lead time for our products and impacting the normal forecasting and ordering patterns of our customers. To the extent customers faced supply chain issues with respect to other components needed to pair with our products in order to produce their end products, such customers delayed orders of our products or held inventory of our products for longer periods of time, resulting in a decline in our revenue. Customers may experience or cause similar delays in the future. With respect to our suppliers, we experienced supply constraints for certain chips from Samsung and we may experience similar issues in the future. While these supply chain challenges have largely subsided, we remain dependent on a global supply chain that can be affected by many factors, including macroeconomic conditions and geopolitical factors such as trade wars and tariffs, and we may face similar issues in the future.

Uncertain risks relating to the adoption, use or application of emerging technologies, including artificial intelligence, by our customers and in our business, could adversely impact our financial results and result in reputational harm and liability.

Many of our products support AI functionality implemented in our customers’ products, such as object detection, classification and tracking, image processing, and terrain mapping. Our latest generation of products also enable us to address computationally intense AI applications for deep fusion, deep planning, multi-modal vision-language models (VLMs), and large language models (LLMs) in edge devices. The adoption of AI solutions may not develop in the manner or in the time periods we anticipate and, as the markets for AI solutions are still developing, demand for these products may be unpredictable and vary significantly from one period to another. These factors may adversely impact demand for our AI related products. In addition, compliance with evolving government regulations worldwide related to AI may increase the costs related to the development of AI products and solutions and limit global adoption, which may also adversely impact demand for our AI related products.

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

Worldwide manufacturing capacity for silicon wafers is relatively inelastic. If the demand for silicon wafers or assembly material exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. Silicon wafers constitute a material portion of our product cost and if we are unable to purchase wafers at favorable prices, our results of operations and financial condition will be adversely affected. The semiconductor industry recently experienced significant shortages of manufacturing capacity, which resulted in a lengthening of the manufacturing lead time for our products and which has at times harmed our revenue. While this capacity shortage has improved, we may experience capacity restraints again in the future. We have also experienced, during times of supply chain capacity shortages, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves and lead to us and our customers having excess inventory.

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

Our customers typically do not provide us with firm, long-term purchase commitments. A substantial majority of our sales are made on a purchase order basis, which customers may seek to cancel, change or delay their product purchase commitments with little or no notice to us. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix. As a result of a number of factors, including longer manufacturing times for our products and increased demand from customers during fiscal year 2023, we increased our inventory levels. While these factors have subsided and our inventory conditions have generally returned to normal level, we may experience similar inventory level fluctuations in the future.

Our SoCs are incorporated into products manufactured by or for our end customers, and as a result, demand for our solutions is influenced by the demand for our customers’ products. Our ability to accurately forecast demand can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions including reductions in market activity due to pandemics, adverse changes in our product order mix and fluctuating demand for our customers’ products. Even after an order is received, our customers may seek to cancel these orders, request a decrease in production quantities or request a delay in the delivery of our solutions. Any such cancellation, decrease or delay subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory that we may be unable to sell to other customers.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2025, the customer representing 10% or more of our revenue was WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, accounted for approximately 63% of total revenue. In addition, we believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 59% of our total revenue in fiscal year 2025. We believe that our operating results in the near term will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Our security systems are designed to maintain the physical security of our facilities and information systems and protect our confidential information and that of our customers, suppliers and employees. Accidental or willful security breaches or incidents or other unauthorized access to our facilities or our information systems or the existence of computer viruses or other malicious code or security vulnerabilities in our data or software could expose us to a risk of loss, unavailability, misappropriation and other unauthorized processing of proprietary and confidential information. Our efforts to eliminate or alleviate cyber or other security problems, bugs, viruses, ransomware and other malicious software programs and security vulnerabilities could impose significant costs, may not be successful, and could result in interruptions and delays that may impede critical functions.

Security breaches and incidents, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it difficult to defend against or implement preventive measures, and we may face difficulties or delays in identifying and otherwise responding to any security breach or incident. Moreover, remote work by our personnel and remote access to our systems increase our cybersecurity risk profile. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and any actual or perceived security breach or incident may require us to incur significant costs in notifying relevant persons and entities and may otherwise increase our costs and require us to expend substantial resources. Our policies and security measures cannot guarantee security, and our information technology (IT) infrastructure, including our networks and systems, may be vulnerable to security breaches and incidents, cyber-attacks, or fraud. Third parties have attempted, and will likely continue to attempt, to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. Hackers or others may be able to penetrate our security controls, misappropriate or compromise our confidential information or that of third parties, deploy viruses, worms, ransomware or other malicious code, or cause damage or disruptions to our IT infrastructure. For portions of our IT infrastructure, we rely on offerings provided by third parties. These third-party offerings relate to, among other things, human resources, electronic communication services and some finance functions, and we are dependent on these third parties' security systems. These third parties are subject to similar, and in certain cases greater, security threats than we face. These third parties may also experience breaches, incidents, and attacks compromising or otherwise impacting their offerings, and their offerings may contain security vulnerabilities or malicious code, or otherwise detrimentally impact our systems. Any unauthorized access to, or other security breaches or incidents impacting, the systems of our service providers, or any computer viruses, ransomware or other malicious code in their data or software, could expose us to risks of unauthorized access to our IT infrastructure and loss, misappropriation, unavailability and other unauthorized processing of information. Security breaches and incidents may also result from non-technical means, such as employee or contractor malfeasance or negligence. Any security breach or incident or theft, misuse, loss, unavailability or other unauthorized processing of information, or the perception that any of these matters has occurred, could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, regulatory investigations and other proceedings, litigation and possible penalties, damages, and other liabilities, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We may also encounter or be subject to bugs, errors, or hacking or other events resulting in system interruptions or other disruptions, corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions and could impact our internal control compliance efforts. Due to conflicts and geopolitical events, we and many third parties we work with are vulnerable to a heightened risk of cybersecurity attacks, and other means of causing security breaches and incidents from nation-state and affiliated actors.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $226.1 million, $215.1 million and $204.9 million in fiscal years 2025, 2024 and 2023, respectively. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target key markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue. In addition, the U.S. government recently introduced regulations that require notification of, or prohibit certain transactions with entities in China or with linkages to China, which could apply to certain intracompany activities between a U.S. based corporation and its China subsidiaries that support research and development activities, which could limit our ability to carry out certain research and development activities in China.

We rely on highly skilled personnel and, if we are unable to hire, retain or motivate key personnel, we may not be able to grow effectively, which could harm our business.

We believe our performance depends in large part on the talents and efforts of our senior management and other highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our industry is characterized by high demand and intense competition for talent, particularly for engineering personnel. The pool of qualified candidates is limited, particularly in Silicon Valley and parts of Asia for very-large-scale integration, or VLSI, and artificial intelligence and computer vision engineers, and certain of our competitors and potential competitors with greater resources have directly targeted our employees. In addition, we also face competition in hiring artificial intelligence engineers, including from companies with which we do not directly compete. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing senior executives and employees. Our continued ability to compete effectively, and to grow our business, depends on our ability to attract new employees and to retain and motivate our existing senior executives and employees.

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

Our business has, at times, grown rapidly in the past. Our future operating results depend to a large extent on our ability to successfully manage any expansion and growth, including the challenges of managing a company with an executive management team in the United States and the majority of its employees in Asia. We are increasing our investment in research and development and other functions to grow our business and address new markets, such as the OEM automotive and robotics markets.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our future revenues and collection of accounts receivable. For the fiscal year ended January 31, 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 63% of total revenue. As of January 31, 2025, accounts receivable with WT was approximately $12.3 million. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results and cash flows would be negatively impacted.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Cyclical downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, which could harm our business and operating results. We are dependent on the availability of third-party foundry and assembly capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. The semiconductor industry recently experienced significant shortages of capacity, which resulted in a lengthening of the manufacturing lead time for our products. Such capacity shortages could negatively impact our ability to meet our customers’ demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. We have also experienced, during times of supply chain capacity shortage, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves. Recent supply chain challenges have subsided, we may face similar supply chain challenges in future periods. Challenges may recur in future periods with changes in the macro-economic environment, including imposition of higher or additional tariffs by the U.S. Government on imports and new or additional restrictions on exports to foreign locations.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We may face difficulties, delays and increased expense as we transition our products to new processes, such as the 2nm process node, and potentially to new foundries. We currently depend on Samsung, as the principal foundry for our products, to transition to new processes successfully. We cannot assure you that Samsung will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 5nm, we are increasingly dependent upon a very small number of foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results.

Rapidly changing industry standards could make our video and image processing solutions obsolete, which would cause our operating results to suffer.

We design our solutions to conform to video compression standards, including MPEG-2, H.264 Advanced Video Coding (AVC) and H.265 High Efficiency Video Coding (HEVC), set by industry standards setting bodies such as ITU-T Video Coding Experts Group and the ISO/IEC Moving Picture Experts Group. In addition, new or revised industry standards relating to AI technologies may impose additional requirements. Generally, our solutions comprise only a part of a camera device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or by consumers. If our customers or the suppliers that provide other device components adopt new or competing industry standards with which our solutions are not compatible, or if the industry groups fail to adopt standards with which our solutions are compatible, our existing solutions would become less desirable to our customers. If our solutions are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins, which could harm our business.

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
•
trade and foreign exchange restrictions and higher and/or additional tariffs;
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

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. As a result, you should not rely on period-to-period comparisons of our operating results as an indication of our future performance. It is also possible that our normal seasonal patterns will be impacted by ongoing macroeconomic uncertainty, future pandemics or disease outbreaks, supply chain disruptions and semiconductor capacity shortages, including the buildup of inventory by customers in response to such shortages, and continued high inflation. In future periods, our forecasted or actual revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our ordinary shares to decline.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia and we anticipate that this will continue. Sales to customers in Asia accounted for approximately 85%, 79% and 79% of our total revenue in fiscal years 2025, 2024 and 2023, respectively. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of January 31, 2025, we had approximately $105.6 million invested in marketable debt securities. The debt security investments primarily consisted of commercial paper, corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the pandemics or widespread public health problems, the Eurozone crisis, the U.S. debt ceiling crisis, and imposition of tariffs, which affected various sectors of the financial markets and led to global credit and liquidity issues. We regularly maintain cash balances that are not insured or are in excess of the Federal Deposit Insurance Corporation’s (FDIC) insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The ability of our foundry vendors to provide us with a product, which is solely sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors have provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. We have experienced and may again experience in the future supply constraints at our primary foundry and assembly vendors resulting from industry wide supply chain challenges.

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

Each of our SoC solutions is manufactured at a single location. If we experience manufacturing problems at a particular location, we would be required to transfer manufacturing to a new location or supplier. Converting or transferring manufacturing from a primary location or supplier to a backup fabrication facility could be expensive and could take two or more quarters. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical. As a result, we may not be able to meet customer needs during such a transition, which could result in a decline in our sales, negatively impact our financial results and damage our customer relationships.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 63%, 53% and 57% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Our operations could be harmed if manufacturing, logistics or other operations of our third-party contractors or their suppliers are disrupted for any reason, including natural disasters, high heat events or water shortages, severe storms, other negative impacts from climate change, information technology system failures, military actions or environmental, public health or regulatory issues. The majority of our products are manufactured by or receive components from third-party contractors located in South Korea, Taiwan and Japan. The risk of an earthquake or tsunami in South Korea, Taiwan, Japan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. We have had disruptions in the past due to natural disasters disrupting the operations of our suppliers and this could happen again. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, or at all.

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

General trade tensions between the United States and China have been escalating, which has, in our view, created and will perpetuate an uncertain business environment. Tariffs on Chinese-origin products have continued to increase and may do so further. Additionally, in 2022, the U.S. government announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, advanced computing, supercomputing, and artificial intelligence to China, including Hong Kong, without an export license. In many cases, these licenses are subject to a policy of denial and will not be issued. These controls have continued to expand. While our current products are not restricted by these controls, such controls could impact our ability to export products to China in the future. It also is possible that the Chinese government will retaliate in ways that could impact our business. End-user and end-use restrictions continue to evolve and may change what we can provide to certain entities both in China and other countries.

In addition to negative impacts from existing tariffs and trade restrictions, if additional tariffs or trade restrictions are imposed on our SoC solutions or the products of our customers, or trade restrictions are imposed on our ability to conduct business with certain customers, there could be a negative impact on our operations and financial performance. Even in the absence of new restrictions, tariffs or changes in export classifications, it is possible that foreign customers could take actions to reduce dependence on the supply of components, including our solutions, that could be subject to new export classifications or trade restrictions. There are also risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. A large portion of our employee base is in China and impacts to our China offices could significantly harm our operations, make it difficult to support customers and negatively impact product development. The materialization of these risks could have a material adverse effect on our business and financial condition. Further, our business and performance are subject to economic conditions, and our suppliers, distributors, and customers may suffer their own financial and economic challenges.

The U.S. government recently introduced regulations that require notification of or prohibit certain transactions by the Company with entities in China or with linkages to China. These regulations could apply to certain intracompany activities with our China subsidiary or other activities with entities in China or with linkages to China. These regulations could also limit the ability of others to transact certain business with the Company if those transactions involve or benefit, directly or indirectly our operations in China.

Russia’s ongoing conflict with Ukraine has triggered significant sanctions from U.S. and European leaders. Changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a trade war. These sanctions and restrictions have continued to increase as the conflict has further escalated, and the United States and other countries could impose wider sanctions and export restrictions and take other actions in the future that could impact our business. Furthermore, if the conflict between Russia and Ukraine continues, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

We have significant business operations in Taiwan, including 352 employees as of January 31, 2025, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

The legislative and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect and otherwise process personal information and other data as part of our business processes and activities. These actions are subject to a variety of U.S. and international laws and regulations, and oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning these matters that are more restrictive than those in the U.S. For example, the European Union has adopted the General Data Protection Regulation, or GDPR, which imposed stringent data protection requirements and provided for substantial penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant entity, whichever is greater. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020. The CCPA was modified by the California Privacy Rights Act of 2020, which became effective on January 1, 2023. Numerous other U.S. states have proposed, and in certain cases enacted privacy laws, many of which are similar to the CCPA.

In 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China (Data Security Law) and China’s Personal Information Protection Law (PIPL). The Data Security Law is the first comprehensive data security legislation in China and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. The PIPL is the first national-level law comprehensively regulating issues in relation to personal information protection in China, and provides for substantial fines and other remedies. The Data Security Law contains provisions that allow substantial government oversight and includes fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border personal information-related data transfers.

Aspects of laws and regulations relating to privacy, data protection and cybersecurity, and their interpretation and enforcement, remain unclear, and these laws and regulations, as well as relevant industry standards or other actual or asserted obligations, may be interpreted or applied in a manner that is inconsistent with our practices or the features of our products or solutions. We may find it necessary to modify our products, solutions or practices and to incur substantial costs and expenses in an effort to comply. Further, in the event of any actual or alleged failure to comply with such laws, regulations, industry standards or other actual or asserted obligations, we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our products or our business practices, which could have an adverse effect on our business. Any inability, or perceived inability, to adequately address privacy, data protection or cybersecurity concerns, or to comply with applicable laws, regulations, industry standards, or other actual or asserted obligations relating to these matters, even if unfounded, could result in additional cost and liability to us, inhibit sales, damage our reputation and adversely affect our business.

Failure to comply with the U.S. Foreign Corrupt Practices Act, or FCPA, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit improper payments or offers of payment. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, distributors, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations.

Although we implemented an anti-corruption compliance program, we cannot assure you that none of our employees, agents, representatives, distributors, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any allegations or violation of the FCPA or other applicable anti-corruption laws could result in whistleblower complaints, investigations, enforcement actions, severe criminal or civil sanctions, fines, adverse media coverage, and suspension or debarment from U.S. government contracting, all of which could have an adverse effect on our reputation, business, financial condition, operating results and cash flows. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We, our customers and third-party contractors are subject to increasingly complex environmental regulations and compliance with these regulations may delay or interrupt our operations and adversely affect our business.

We face increasing complexity in our procurement, design, and research and development operations as a result of requirements relating to the materials composition of our products, including the European Union’s, or EU’s, Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive, which restricts the content of lead and certain other hazardous substances in specified electronic products put on the market in the EU and similar Chinese legislation relating to marking of electronic products. The passage of similar requirements in additional jurisdictions or the tightening of these standards in jurisdictions where our products are already subject to such requirements could cause us to incur significant expenditures to make our products compliant with new requirements, or could limit the markets into which we may sell our products.

Failure to comply with these and similar laws and regulations could subject us to fines, penalties, civil or criminal sanctions, contract damage claims, and take-back of non-compliant products, which could harm our business, reputation and operating results. Similarly, failure by our foundry vendors or other suppliers to comply with applicable environmental laws and requirements could cause disruptions and delays in our product shipments, which could adversely affect our relations with our ODMs and OEMs and adversely affect our business and results of operations.

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

Changes in effective applicable tax laws, tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our results.

Our operations are subject to certain taxes, such as income and transaction taxes in the jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. Our future effective tax rates could be adversely affected if our earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, re-organization or restructuring of our businesses, changes in our corporate structure, including the effect of acquisitions on our legal structure, by tax costs related to intercompany realignments, tax effects of share-based compensation, expiration of or lapses in tax incentives, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we may determine that it is advisable from time to time to repatriate earnings from subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned, without our receiving the benefit of any offsetting tax credits, which could also adversely impact our effective tax rate.

Changes in applicable laws could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in August 2022, the U.S. enacted the Inflation Reduction Act of 2022, or IRA, which includes a new 15% corporate minimum tax as well as a 1% excise tax on the fair value of corporate stock repurchases made by U.S. corporations and certain foreign corporations after December 31, 2022. We do not expect the IRA to have a material impact on our financial statements.

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

In addition, the Organization for Economic Co-operation and Development has been working on a Base Erosion and Profit Shifting Project and has been issuing guidelines and proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Many of these changes have been or are in the process of being adopted by numerous countries and could materially and adversely affect our provision for income taxes. One proposal, which has been enacted or is being considered by many jurisdictions, is a framework that ensures an effective global minimum tax rate of 15% on certain multinationals that meet a consolidated revenues above EUR 750 million or equivalent annually. The Company believes that its consolidated revenues have not exceeded the relevant annual threshold. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our effective tax rate, operating results, and cash flow.

We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities. For example, our income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. Any such audit, examination or review requires management’s time, diverts internal resources and, in the event of an unfavorable outcome, may result in additional tax liabilities or other adjustments to our historical results. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We cannot assure you that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences for U.S. holders of our ordinary shares.

If, for any taxable year, either (a) at least 75% of our gross income is passive income or (b) at least 50% of the value of our assets (based on an average of the quarterly values of those assets during the taxable year) is attributable to assets that produce or are held for the production of passive income, in each case including a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of such subsidiary’s equity interests, we may be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. If we are treated as a PFIC for any taxable year during which a U.S. holder holds ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a PFIC for our 2025 fiscal year. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2026 fiscal year or any future taxable year. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares, which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year.

Changes in our U.S. federal income tax classification, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.

If, for U.S. federal income tax purposes, a United States person owns, or is considered to own as a result of certain attribution rules, 10% or more of the voting power or value of the stock of a non-U.S. corporation, such person is “United States shareholder” of such corporation, and may be treated as a “United States shareholder” with respect to each non-U.S. corporation in our group that is a subsidiary of that corporation. A non-U.S. corporation is a controlled foreign corporation, or CFC, for U.S. federal income tax purposes if United States shareholders, as defined in the immediately preceding sentence, own directly, indirectly or constructively (through attribution), more than 50% of either the total combined voting power or total value of the stock of such corporation. Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries will generally be treated as CFCs under certain “downward attribution” rules, even if we are not a CFC. Any United States shareholder (as defined above) should consult their individual tax advisor regarding the potential application of these rules to their ownership interest.

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
•
our actual operating results failing to meet or exceed our guidance or investor expectations;
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
•
sales or purchases of a substantial number of our ordinary shares by us, our officers, or our significant stockholders as well as the perception that such sales or purchases could occur;
•
short sales of our ordinary shares, short seller reports, and related media coverage;
•
our issuance or repurchase of ordinary shares;
•
our ability to develop and market new and enhanced solutions on a timely basis;
•
changes in the demand for our customers’ products;
•
commencement of or our involvement in litigation;
•
disruption to our operations;
•
any major change in our board of directors or management;
•
political or social conditions in the markets where we sell our products;
•
changes in governmental regulations; and
•
changes in earnings estimates or recommendations by securities analysts or failure of securities analysts to maintain coverage of us.

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

Our operations and those of our manufacturers are vulnerable to interruption caused by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, pandemics, and regional health issues, earthquakes, natural disasters, and other negative impacts from climate change, power losses, telecommunications failures, terrorist attacks, wars, Internet failures and other events beyond our control. Our operations could also be disrupted by geopolitical conditions, particularly in Taiwan or China, where the majority of our employees are located. Any disruption in our services or operations could result in a reduction in revenue, delay product development and R&D, or result in a claim for substantial damages against us, regardless of whether we are responsible for that failure. If remote or work from home conditions were to continue for an extended period of time, we may experience delays in product development, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay Area and Taiwan. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems.

Climate change and climate change-related policies and regulations may have a long-term impact on our business.

Global climate change is causing, and is projected to continue to cause, an increase in the frequency and intensity of certain natural disasters. Additionally, adverse weather, such as drought, wildfires, severe storms, sea-level rise, flooding, heat waves and cold waves, may occur more frequently and/or with greater intensity. Such extreme events are driving changes in market dynamics, and local, national and international policies and regulations, which could result in disruptions to us, our suppliers, customers, and employees. These disruptions could make it more difficult and costly for us to deliver our products, obtain components or other supplies through our supply chain, maintain, or resume operations or perform other critical corporate functions, and could reduce customer demand for our products, which would harm our business.

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

Our IT management team, with oversight from our Board of Directors and Nominating and Corporate Governance Committee as well as members of our management team, including our Chief Operating Officer and General Counsel, are primarily responsible for assessing and managing our material risks from cybersecurity threats.

We also engage consultants or other third parties in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as in monitoring and testing our safeguards.

Governance

Our Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to the Nominating and Corporate Governance Committee oversight of cybersecurity matters and other policies regarding information security risks. The Nominating and Corporate Governance Committee oversees management’s implementation of our cybersecurity risk management program.

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

As part of our overall risk management system, we provide periodic mandatory training for personnel regarding cybersecurity threats as means to equip our employees with information and tools to address cybersecurity threats, and to communicate our information security policies, processes and practices. We also perform periodic email phishing tests to evaluate and maintain cybersecurity awareness among our employees.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California. These facilities accommodate our sales, marketing, research and development, finance, and administrative activities. Outside of Santa Clara, California, we lease some facilities in other U.S. locations that are used for research and development and marketing activities. Outside of the United States, we also lease facilities in various international locations that are used for research and development, sales, business development, operations and administrative support. Our lease obligations primarily consist of operating leases with lease periods expiring between fiscal years 2026 to 2031.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary usage as of January 31, 2025:

	Approximate
	Square
Major Locations	Footage	Usage
United States:
Santa Clara, California	61,700	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration
Wixom, Michigan	2,700	Business Development
Beavercreek, Ohio	16,000	Research and Development
Asia Pacific:
Hsinchu, Taiwan	86,700	Research and Development; Business Development; Operations; Administration
Shanghai, China	31,600	Research and Development; Business Development
Shenzhen, China	19,200	Research and Development; Business Development
Kowloon, Hong Kong	9,000	Sales; Warehousing
Shin-Yokohama, Japan	1,300	Business Development
SeongNam, South Korea	1,500	Business Development

Europe:
Parma, Italy	14,400	Research and Development

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares are traded on the Nasdaq Global Select Market under the symbol “AMBA”. On March 20, 2025, there were 26 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders.

Share Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from February 1, 2020 through January 31, 2025 of the cumulative total return for our ordinary shares, the Nasdaq Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Comparison of 5 year Cumulative Total Return

Dividends

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so in the foreseeable future.

Purchases of Equity Securities by the Issuer

There were no shares repurchased in fiscal years 2025, 2024 and 2023. On May 29, 2024, our Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2025. As of January 31, 2025, there was approximately $49.0 million available for repurchases through June 30, 2025. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares will be recorded as authorized but unissued shares.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading developer of low-power system-on-a-chip, or SoC, semiconductors providing powerful artificial intelligence, or AI, processing, advanced image signal processing and high-resolution video compression. Since inception, we have primarily served human viewing applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. Our recent development efforts have focused on creating advanced AI technology that enables edge devices to visually perceive the environment and make decisions based on the data collected from cameras and, most recently, other types of sensors. This category of AI technology is known as edge inference AI, and our latest SoCs integrate our state-of-the-art video processor technology together with our deep learning neural network processing technology, which we refer to as CVflow™. The CVflow-architecture supports a variety of AI algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, and terrain mapping. CVflow can process other sensor modalities including lidar and radar, and allows customers to differentiate their products by porting their own, or third-party, neural networks and/or classical AI algorithms to our CVflow-based SoCs. Our latest third generation CVflow technology enables us to address incremental and computationally intense AI applications for deep fusion, deep planning, vision-language models (VLMs) and large language models (LLMs), as well as efficiently process transformer AI networks.

Our SoC designs fully integrate AI functionality, high-definition, or HD, video processing, image processing, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These AI-based technologies are allowing us to address a broader range of markets and applications requiring AI video features, including IP security cameras, a variety of automotive cameras, consumer cameras, and industrial and robotic applications. We anticipate that our AI technology will also enable us to capture more content per electronic system and increase our average selling price.

Our development efforts are focused on SoCs that provide human viewing, AI and radar detection functionalities. As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within camera markets with our AI technology, particularly in the Internet of Things, or IoT, markets, as well as emerging markets such as AI-enabled security cameras, AI-based driving applications, including driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, automotive advanced driver assistance systems, or ADAS, applications, and industrial and robotics markets. We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as AI capabilities, and as we target new markets.

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

Volume production may begin within 12 to 18 months after a design win, but could be longer in certain markets, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. In general, design cycles will be longer in the OEM automotive and industrial and robotics markets than in the IoT markets. Once our solutions have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Conversely, a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product. Even if we obtain a design win and our SoC remains a component through the life cycle of a customer’s product, the volume and timing of actual sales of our SoCs to the customer depend upon the production, release and market acceptance of that product, none of which are within our control. An IoT product typically has a life cycle of 12 to 24 months. We anticipate that product life cycles will typically be longer than 24 months in the OEM automotive and industrial and robotics markets, as new product introductions occur less frequently in these markets.

Fiscal Year 2025 Financial Highlights

•
We recorded revenue of $284.9 million in fiscal year 2025, an increase of 25.8% as compared to fiscal year 2024. The increase in revenue was primarily attributable to higher product unit shipments driven by customers' new product ramps, an increased percentage of our sales from higher value AI inference processors which contributed to a higher average selling price, as well as higher nonrecurring engineering (NRE) project service revenue.
•
We recorded a loss from operations of $126.6 million in fiscal year 2025, as compared to a loss from operations of $154.6 million in fiscal year 2024. The reduction in operating loss was primarily attributable to higher revenue and higher gross profit, partially offset by an increase in operating expenses. The increase in operating expenses primarily related to higher engineering-related expenses, including chip development costs, tools and equipment expenses as well as outside service expenses.
•
We generated cash flows from operating activities of $33.8 million in fiscal year 2025, as compared to $19.0 million in fiscal year 2024. The increase in cash flows from operating activities was primarily attributable to lower net loss adjusted for certain non-cash items and increased liabilities driven by higher cash advances from NRE projects and development funding. The increase in cash flows from operating activities was partially offset by lower collections of accounts receivable associated with the timing of sales and increased inventory purchases based on expected future demand from customers.

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

Continued Concentration of Revenue by End Markets. Historically, our revenue has been significantly concentrated in a small number of end markets and we developed technologies to provide solutions for new markets as they emerged. Since fiscal year 2018, the IoT markets and automotive markets have been our largest end markets and sales into these markets collectively generated the majority of our revenue. We believe, however, that continued expansion into new markets is required to facilitate revenue growth and customer diversification. We have recently introduced solutions to address emerging applications and markets, such as the incorporation of AI and computer vision functionalities for AI-enabled security cameras, AI-based driving applications and industrial and robotics markets. While we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our concentration in a limited number of markets may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete. In addition, we derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers.

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

Customer Product Life Cycle. We estimate our customers’ product life cycles based on the customer, type of product and end market. We typically commence commercial shipments from 12 to 18 months following a design win; however, in some markets, lengthier product and development cycles are possible, depending on the scope and nature of the project, such as in the automotive market. An IoT product typically has a product life cycle of 12 to 24 months. We anticipate that product development and product life cycles will typically be longer than 24 months in the OEM automotive, Tier-1 automotive suppliers and robotics markets, as new product introductions typically occur less frequently in these markets.

Impact of Global Supply Chain Conditions on Our Business. Due in part to impacts of the COVID-19 pandemic, the semiconductor industry faced significant global supply chain challenges over the past few years. Supply chain issues can impact our business as they relate to both our suppliers and our customers. With respect to our suppliers, we have experienced supply constraints for certain chips from Samsung Electronics Corporation and we may in the future experience similar issues. With respect to our customers, to the extent customers face supply chain issues with other components needed to pair with our products in order to produce their end products or otherwise take actions in an attempt to adjust their inventory levels, such customers may delay future orders of our products or hold inventory of our products for longer periods of time. Recent supply chain challenges have subsided and we expect conditions to return to more stability in future periods. However, challenges may recur in future periods with changes in the macro-economic environment, including imposition of tariffs by the U.S. Government on imports and restrictions on exports to foreign locations.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
	(dollars in thousands)
Revenue	$284,865	$226,474	$337,606
Cost of revenue	112,535	89,657	128,672
Gross profit	172,330	136,817	208,934
Operating expenses:
Research and development	226,109	215,052	204,946
Selling, general and administrative	72,816	76,325	78,244
Total operating expenses	298,925	291,377	283,190
Loss from operations	(126,595)	(154,560)	(74,256)
Other income, net	8,867	6,030	3,318
Loss before income taxes	(117,728)	(148,530)	(70,938)
Provision (benefit) for income taxes	(602)	20,887	(5,552)
Net loss	$(117,126)	$(169,417)	$(65,386)

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	40	40	38
Gross profit	60	60	62
Operating expenses:
Research and development	79	95	61
Selling, general and administrative	25	34	23
Total operating expenses	104	129	84
Loss from operations	(44)	(69)	(22)
Other income, net	3	3	1
Loss before income taxes	(41)	(66)	(21)
Provision (benefit) for income taxes	—	9	(2)
Net loss	(41)%	(75)%	(19)%

Revenue

We derive substantially all of our revenue from the sale of low power AI-based processing and video and image processing SoC solutions to IoT OEMs, IoT ODMs, automotive OEMs or Tier-1 automotive suppliers, either directly or through our distributors. A substantial portion of our revenue from sales was made indirectly through one of our distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and to one ODM, Chicony Electronics Co., Ltd., or Chicony, which manufactures devices incorporating our solutions on behalf of multiple end-customers.

Our average selling prices fluctuate based on the mix of our solutions sold in a period which reflects the impact of both changes in unit sales of existing solutions as well as the introduction and sales of new solutions. Our AI-based solutions generally have higher selling prices than our traditional video and image processing SoC solutions that do not enable AI functionality. Our solutions are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes and average selling prices that are lower than initial levels.

The end markets into which we sell our products have seen significant changes as customer preferences have evolved in response to new technologies. As a result, the composition and timing of our revenue may change in future periods. We expect shifts in use of video capture to continue to change over time, as AI specialized use cases emerge and video capture continues to proliferate.

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

Research and Development

Research and development expense primarily consists of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, costs of fabrication of mask sets for prototype products, the cost and depreciation of equipment, outside services as well as allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to generally increase in absolute dollars as we continue to enhance and expand our product features and offerings and increase headcount for new SoC development and development of AI technologies.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes amortization of trade name and customer relationships, professional service costs such as accounting, tax, or legal services, and allocated depreciation and facility expenses. We expect our selling, general and administrative expense to increase in absolute dollars as we continue to maintain the infrastructure and expand the size of our sales and marketing organization to support our business strategy of addressing new opportunities with our AI technology.

Other Income, Net

Other income, net, consists primarily of interest income and yields from our cash deposits and debt security investments, realized gains and losses from equity and debt security investments, subsidies and grants issued by governments, as well as gains and losses from foreign currency transactions and remeasurements.

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

Comparison of the Fiscal Years Ended January 31, 2025, 2024 and 2023

Revenue

				Change
	Year Ended January 31,			2025		2024
	2025	2024	2023	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$284,865	$226,474	$337,606	$58,391	25.8%	$(111,132)	(32.9)%

Revenue increased in fiscal year 2025, as compared to fiscal year 2024, primarily as a result of higher product unit shipments driven by customers' new product ramps, an increased percentage of our sales from higher value AI inference processors which contributed to a higher average selling price, as well as higher NRE project service revenue.

Revenue decreased in fiscal year 2024, as compared to fiscal year 2023, primarily due to lower product unit shipments as a result of customer inventory level reduction efforts. The decreased revenue from lower product shipments was partially offset by continued adoption of our AI inference processors, which have higher average selling prices than video processors.

Gross Margin

				Change
	Year Ended January 31,			2025		2024
	2025	2024	2023	Amount	%	Amount	%
	(dollars in thousands)
Gross margin	60.5%	60.4%	61.9%	—	0.1%	—	(1.5)%

Gross margin increased marginally in fiscal year 2025, as compared to fiscal year 2024, primarily due to a higher percentage of sales from higher average selling price AI inference processors, as well as increased higher margin NRE project service revenue, partially offset by higher manufacturing costs associated with advanced process technologies.

Gross margin decreased in fiscal year 2024, as compared to fiscal year 2023, primarily due to unfavorable product mix and higher indirect costs associated with amortization of intangible assets and assembly cost, partially offset by reversals of adverse purchase commitments recognized in prior fiscal years and sales of previously reserved inventory.

Research and Development

				Change
	Year Ended January 31,			2025		2024
	2025	2024	2023	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$226,109	$215,052	$204,946	$11,057	5.1%	$10,106	4.9%

Research and development expense increased in fiscal year 2025, as compared to fiscal year 2024, primarily due to approximately $4.2 million of additional engineering-related expenses associated with supporting our AI inference processor and radar solutions, and $3.4 million of additional SoC development cost from our foundries associated with our chip development progress. The increase was also attributable to approximately $3.4 million of additional personnel costs, including stock-based compensation expense, as a result of higher headcount in support of our AI strategy.

Research and development expense increased in fiscal year 2024, as compared to fiscal year 2023, primarily due to approximately $5.0 million of additional SoC development cost from our foundries associated with the progress, complexity and number of chips in development, $1.7 million of additional engineering-related expenses for supporting our AI-based and radar solutions, as well as $3.4 million of additional personnel costs as a result of increased stock-based compensation and employee benefit programs.

Selling, General and Administrative

				Change
	Year Ended January 31,			2025		2024
	2025	2024	2023	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$72,816	$76,325	$78,244	$(3,509)	(4.6)%	$(1,919)	(2.5)%

Selling, general and administrative expense decreased in fiscal year 2025, as compared to fiscal year 2024, primarily due to approximately $3.0 million lower net personnel costs associated with departure of certain employees and $0.9 million of lower facility-related expenses. The decrease was partially offset by approximately $0.3 million of additional professional service costs.

Selling, general and administrative expense decreased in fiscal year 2024, as compared to fiscal year 2023, primarily due to approximately $1.1 million of lower traveling, sales support, professional service and facility-related expenses. The decrease was also attributable to approximately $0.8 million lower personnel costs as a result of lower headcount.

Other Income, Net

				Change
	Year Ended January 31,			2025		2024
	2025	2024	2023	Amount	%	Amount	%
	(dollars in thousands)
Other income, net	$8,867	$6,030	$3,318	$2,837	47.0%	$2,712	81.7%

The increase in other income, net, in fiscal year 2025, as compared to fiscal year 2024, was primarily due to an approximately $1.2 million impairment charge relating to an equity investment recognized in the prior fiscal year that did not recur in the current fiscal year, approximately $0.9 million of higher interest income and yields from our cash deposits and debt security investments, as well as $0.8 million of net gains from a government grant and foreign currency transactions and remeasurements.

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

Provision (Benefit) for Income Taxes

				Change
	Year Ended January 31,			2025		2024
	2025	2024	2023	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(602)	$20,887	$(5,552)	$(21,489)	(102.9)%	$26,439	(476.2)%
Effective tax rate	0.5%	(14.1)%	7.8%	—	14.6%	—	(21.9)%

Income tax expense decreased in fiscal year 2025, as compared to fiscal year 2024, primarily due to a one-time charge of $22.7 million of valuation allowance in the prior fiscal year that did not recur in the current fiscal year, a benefit from income tax reserve release upon the lapse of the statute of limitations of $2.8 million and an increase in the proportion of profits generated in lower tax jurisdictions, partially offset by an increase in non-deductible stock-based compensation.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$33,836	$19,024	$44,093
Net cash provided by (used in) investing activities	(40,526)	7,842	(107,295)
Net cash provided by financing activities	6,398	4,506	5,698
Net increase (decrease) in cash, cash equivalents and restricted cash	$(292)	$31,372	$(57,504)

Net Cash Provided by Operating Activities

Fiscal year 2025 compared to fiscal year 2024: Cash provided by operating activities increased primarily due to lower net loss adjusted for certain non-cash items and increased liabilities driven by higher cash advances from NRE projects and development funding, partially offset by lower collections of accounts receivable associated with the timing of sales and increased inventory purchases based on expected future demand from customers.

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

Net Cash Provided by (Used in) Investing Activities

Fiscal year 2025 compared to fiscal year 2024: Net cash used in investing activities increased primarily due to approximately $36.5 million of additional cash payments for our debt security purchases and $13.5 million of less cash proceeds from maturities and sales of our debt security investments, partially offset by $1.6 million less in payment for the purchase of property and equipment.

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

Net Cash Provided by Financing Activities

Fiscal year 2025 compared to fiscal year 2024: Net cash provided by financing activities increased primarily due to approximately $3.0 million higher cash receipts from stock activities, partially offset by approximately $1.1 million higher principal payments associated with long-term software license agreements.

Fiscal year 2024 compared to fiscal year 2023: Net cash provided by financing activities decreased primarily due to approximately $1.1 million less in payments for the purchase of licenses.

Stock Repurchase Program

There were no shares repurchased in fiscal years 2025, 2024 and 2023. On May 29, 2024, our Board of Directors approved an extension of our existing share repurchase program for an additional twelve months through June 30, 2025. As of January 31, 2025, there was approximately $49.0 million available for repurchases through June 30, 2025. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares will be recorded as authorized but unissued shares.

Sources of Liquidity

As of January 31, 2025, we had cash, cash equivalents and marketable debt securities on hand of approximately $250.3 million, compared with approximately $219.9 million of cash, cash equivalents and marketable debt securities on hand as of January 31, 2024.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2025:

	Payment Due by Period as of January 31, 2025
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Technology licenses (1)	$10,038	$7,456	$2,582	$—	$—	$—
Manufacturing purchase commitments (2)	56,378	56,378	—	—	—	—
Capital commitment (3)	4,453	210	3,865	23	355	—
Lease commitment (4)	15,747	—	3,134	3,786	8,827	—
Service commitment (5)	8,022	1,093	3,425	3,504	—	—
Total	$94,638	$65,137	$13,006	$7,313	$9,182	$—

(1)
Technology license obligations primarily represent future cash payments for noncancelable internal-use software licenses used in product design.
(2)
Manufacturing purchase commitments consist primarily of inventory purchase commitments with our independent contract manufacturers.
(3)
Capital commitment primarily represents future construction cost for our office building constructed in Parma, Italy.
(4)
Lease commitment represents the new office future lease payments for our headquarters located in Santa Clara, California. Refer to Note 8 Leases within Notes to Consolidated Financial Statements for detail information.
(5)
Service commitment represents future cash payments for our IT infrastructure service from a third party.

We also have lease obligations primarily for our worldwide office facilities. As of January 31, 2025, these undiscounted lease payments were a total of $5.4 million, with $2.9 million due in the next 12 months. Refer to Note 8 Leases within Notes to Consolidated Financial Statements for further information.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain employees and to align their interests with the interests of shareholders. We recognize that these stock-based awards will dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2025, we had a total of 2.9 million ordinary shares subject to outstanding stock options and unvested restricted stock units, which will dilute our existing shareholders. This potential dilution will only result if outstanding options vest and are exercised and restricted stock units vest and are settled.

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

Critical Accounting Policies and Significant Management Estimates

The preparation of audited consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. On an ongoing basis, we evaluate our estimates and assumptions, including those related to (i) write downs of excess and obsolete inventories; (ii) the estimated useful lives of long-lived assets; (iii) the valuation of stock-based compensation awards; (iv) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions and recognition or release of valuation allowance on deferred tax assets. These estimates and assumptions are based on historical experience and on various other factors which we believe to be reasonable under the circumstances. We may engage third-party valuation specialists to assist with estimates related to the valuation of assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

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

We also enter into various project service agreements with certain customers, including development funding agreements subject to certain refund conditions. In determining whether a development funding agreement constitutes a contract with a customer, we assess whether the substantive and genuine financial risk has been transferred to the funding party and whether the services provided to the funding party are an output of our ordinary activities in exchange for consideration. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating our SoC into the customer’s product. Accordingly, we determine that they are not separately identifiable and shall be treated as a single performance obligation. For fixed-price project service contracts, we recognize revenue either over time as services are provided using an input method based on contract costs incurred to date compared to total estimated contract cost, or at a point in time upon completion and acceptance by the customer, depending on the terms of the arrangement. For project service contracts that are billed at a fixed rate for each hour of service provided, we recognize revenue in the amount for which we have the right to invoice as we believe the amount invoiced directly corresponds with the value to the customer of our performance completed to date.

Timing of revenue recognition may differ from the timing of invoicing to our customers. We record contract assets when revenue is recognized prior to invoicing. Our contract assets are primarily related to the satisfied but unbilled performance obligations associated with project service agreements at the reporting date. As of January 31, 2025 and 2024, the contract assets for these unbilled receivables were not material, respectively. Our contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the nonrecurring engineering charges that are either invoiced or paid but performance obligations are not satisfied, as well as the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. The deferred revenue is expected to be recognized over the period when performance obligations are satisfied associated with project service agreements, or over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. We also elect not to disclose the value of unsatisfied or partially unsatisfied performance obligations for contracts with original expected contract duration of one year or less, and elect to exclude amounts collected from customers for all sales taxes from the transaction price.

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

Stock-Based Compensation

We measure stock-based compensation for equity awards based on the estimated fair value on the grant date, and recognize that compensation as expense using the straight-line attribution method over the requisite service period, which is typically the vesting period of each award. We determine the fair value of restricted stock units with service conditions based on the fair market value of our ordinary shares on the grant date. We use the Lattice pricing model and perform Monte Carlo Simulation to evaluate the fair value of restricted stock units with market conditions. We also use the Black-Scholes option pricing model to determine the fair value of shares to be issued under our employee stock purchase plan, or ESPP, at the commencement of an offering period. We elect to account for forfeitures as they occur.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had cash, cash equivalents and marketable debt securities totaling $250.3 million and $219.9 million at January 31, 2025 and 2024, respectively. Our cash is deposited in checking accounts with reputable financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, fixed deposits, commercial paper, corporate bonds, asset-backed securities and U.S. government securities. Our cash is held primarily for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to preserve capital, and provide both, liquidity and income, without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may have an impact on interest income and the fair market value of those securities. To minimize this risk, we maintain our portfolio in a variety of debt securities with high liquidity and low credit risk. The current inflationary environment in the United States and resulting high interest rates have generated high interest income and have not had a material negative impact on our investment portfolio and financial position to date. We do not enter into investments for trading or speculative purposes. As of January 31, 2025, a hypothetical 10% change in interest rates would not have a material impact on our interest income or investment fair value.

Foreign Currency Risk

To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur operating expenses and hold assets and liabilities denominated in foreign currencies, principally the New Taiwan Dollar, the Chinese Yuan Renminbi and the Eurozone Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any foreign currency hedging contracts due to immaterial impact on our financial statements from the foreign currency fluctuations. As we grow our operations, our exposure to foreign currency risk could become more significant. We also do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of January 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2025.

The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Remediation of Previously Reported Material Weakness

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

In order to remediate the material weakness described above, management implemented a remediation plan that included hiring a new tax director and strengthening our existing control activities with improved documentation standards, technical oversight and training, as well as implementing specific review procedures to our income tax provision controls.

The remediation plan was implemented during fiscal year 2025 and management determined that the controls have been designed and implemented and have operated effectively for a sufficient period of time. Therefore, management concluded the previously reported material weakness has been remediated as of January 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our fourth quarter of fiscal year 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ambarella, Inc. and its subsidiaries (the "Company") as of January 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 1 and 14 to the consolidated financial statements, the Company's accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Upon estimating the Company’s tax positions and tax benefits, management considers and evaluates numerous factors, which may require periodic adjustments and which may not reflect the final tax liabilities. Management adjusts the Company’s financial statements to reflect only those tax positions that are more likely than not to be sustained under examination. As part of the process of preparing consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The Company makes estimates and judgments about its future taxable income based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from estimates, the amount of valuation allowance could be materially impacted. The Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. The Company recorded a benefit for income taxes of $0.6 million for the year ended January 31, 2025, and has unrecognized tax benefits of $20.5 million and net deferred tax liabilities of $0.5 million, including a valuation allowance of $68.0 million, as of January 31, 2025.

The principal considerations for our determination that performing procedures relating to the accounting for income taxes is a critical audit matter are (i) the significant judgment by management when determining the benefit for income taxes, net deferred tax liabilities, including a valuation allowance, and liabilities for uncertain tax positions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to these account balances and tax positions. As disclosed by management, a material weakness existed during the year related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for income taxes, including those related to the determination of the benefit for income taxes, net deferred tax liabilities, including a valuation allowance, and liabilities for uncertain tax positions. These procedures also included, among others (i) testing the benefit for income taxes, including the effective tax rate reconciliation, permanent and temporary differences, and taxable income by jurisdiction; (ii) testing the completeness and accuracy of underlying data used in measuring and recognizing deferred tax assets and liabilities; (iii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis; and (iv) evaluating the completeness of management’s assessment of the identification of uncertain tax positions, possible outcomes of each uncertain tax position based on the application of relevant tax laws, and the amount of the potential benefit to be realized, including estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 28, 2025

We have served as the Company’s auditor since 2008.

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	January 31,	January 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$144,622	$144,914
Marketable debt securities	105,643	75,013
Accounts receivable, net	29,767	24,950
Inventories	34,428	29,043
Restricted cash	7	7
Prepaid expenses and other current assets	6,084	6,230
Total current assets	320,551	280,157
Property and equipment, net	9,084	10,439
Intangible assets, net	47,279	55,136
Operating lease right-of-use assets, net	5,188	5,250
Goodwill	303,625	303,625
Other non-current assets	3,241	3,048
Total assets	$688,968	$657,655
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	21,775	28,503
Accrued and other current liabilities	80,781	48,598
Operating lease liabilities, current	2,829	3,443
Income taxes payable	1,383	1,541
Deferred revenue, current	14,226	894
Total current liabilities	120,994	82,979
Operating lease liabilities, non-current	2,436	1,896
Other long-term liabilities	4,126	12,909
Total liabilities	127,556	97,784
Commitments and contingencies (Note 15)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2025 and January 31, 2024, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 41,963,959 and 40,520,558 shares issued and outstanding at January 31, 2025 and January 31, 2024, respectively	19	18
Additional paid-in capital	813,683	694,967
Accumulated other comprehensive loss	(233)	(183)
Accumulated deficit	(252,057)	(134,931)
Total shareholders’ equity	561,412	559,871
Total liabilities and shareholders' equity	$688,968	$657,655

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2025	2024	2023
Revenue	$284,865	$226,474	$337,606
Cost of revenue	112,535	89,657	128,672
Gross profit	172,330	136,817	208,934
Operating expenses:
Research and development	226,109	215,052	204,946
Selling, general and administrative	72,816	76,325	78,244
Total operating expenses	298,925	291,377	283,190
Loss from operations	(126,595)	(154,560)	(74,256)
Other income, net	8,867	6,030	3,318
Loss before income taxes	(117,728)	(148,530)	(70,938)
Provision (benefit) for income taxes	(602)	20,887	(5,552)
Net loss	$(117,126)	$(169,417)	$(65,386)
Net loss per share attributable to ordinary shareholders:
Basic	$(2.84)	$(4.25)	$(1.70)
Diluted	$(2.84)	$(4.25)	$(1.70)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	41,303,287	39,878,872	38,363,638
Diluted	41,303,287	39,878,872	38,363,638

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended January 31,
	2025	2024	2023
Net loss	$(117,126)	$(169,417)	$(65,386)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	(50)	309	(492)
Other comprehensive income (loss), net of tax	(50)	309	(492)
Comprehensive loss	$(117,176)	$(169,108)	$(65,878)

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated	Retained
	Outstanding		Additional	Other	Earnings
	Ordinary Shares		Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance--January 31, 2022	37,302,818	$17	$447,287	$—	$99,872	$547,176
Issuance of shares through employee equity plans	1,635,596	1	11,408	—	—	11,409
Issuance of shares through employee stock purchase plan	104,586	—	6,636	—	—	6,636
Stock-based compensation expense	—	—	106,745	—	—	106,745
Other comprehensive loss - net of tax	—	—	—	(492)	—	(492)
Net loss	—	—	—	—	(65,386)	(65,386)
Balance--January 31, 2023	39,043,000	18	572,076	(492)	34,486	606,088
Issuance of shares through employee equity plans	1,325,539	—	7,280	—	—	7,280
Issuance of shares through employee stock purchase plan	152,019	—	7,934	—	—	7,934
Stock-based compensation expense	—	—	107,677	—	—	107,677
Other comprehensive income - net of tax	—	—	—	309	—	309
Net loss	—	—	—	—	(169,417)	(169,417)
Balance--January 31, 2024	40,520,558	18	694,967	(183)	(134,931)	559,871
Issuance of shares through employee equity plans	1,251,065	1	8,360	—	—	8,361
Issuance of shares through employee stock purchase plan	192,336	—	8,035	—	—	8,035
Stock-based compensation expense	—	—	102,321	—	—	102,321
Other comprehensive loss - net of tax	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(117,126)	(117,126)
Balance--January 31, 2025	41,963,959	$19	$813,683	$(233)	$(252,057)	$561,412

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(117,126)	$(169,417)	$(65,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,060	24,813	19,934
Amortization (accretion) of premium (discount) on marketable debt securities, net	(582)	(1,154)	(683)
Stock-based compensation	107,803	111,316	111,158
Deferred income taxes	(119)	19,042	(3,936)
Other non-cash items, net	502	1,121	(751)
Changes in operating assets and liabilities:
Accounts receivable	(4,817)	27,037	(7,680)
Inventories	(5,213)	11,443	4,733
Prepaid expenses and other current assets	143	(961)	153
Other non-current assets	(75)	38	978
Accounts payable	(9,581)	10,658	(13,325)
Accrued and other current liabilities	30,383	(6,660)	5,225
Income taxes payable	(158)	(2,571)	2,867
Deferred revenue	13,332	(1,531)	1,012
Operating lease liabilities	(3,800)	(3,877)	(4,011)
Other long-term liabilities	(2,916)	(273)	(6,195)
Net cash provided by operating activities	33,836	19,024	44,093
Cash flows from investing activities:
Purchases of investments	(70,670)	(34,178)	(97,437)
Sales of investments	21,387	7,062	2,444
Maturities of investments	19,138	46,935	2,000
Purchase of tangible and intangible assets	(10,381)	(11,977)	(15,051)
Escrow claim associated with business acquisition	—	—	749
Net cash provided by (used in) investing activities	(40,526)	7,842	(107,295)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	13,525	10,536	10,585
Long-term financing payment for intangible assets	(7,127)	(6,030)	(4,887)
Net cash provided by financing activities	6,398	4,506	5,698
Net increase (decrease) in cash, cash equivalents and restricted cash	(292)	31,372	(57,504)
Cash, cash equivalents and restricted cash at beginning of period	144,921	113,549	171,053
Cash, cash equivalents and restricted cash at end of period	$144,629	$144,921	$113,549
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,418	$7,112	$1,444
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$4,213	$6,880	$16,410

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the Company) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power semiconductor solutions offering powerful artificial intelligence (AI) processing, advanced image signal processing, and high-definition (HD) and Ultra HD compression. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, designs fully integrate high-definition video processing, image processing, AI algorithms, audio processing and system functions onto a single chip. These low power SoCs deliver exceptional video and image quality and can extract valuable data from high-resolution video and radar streams. The Company is currently addressing a broad range of human and AI applications, including video security, advanced driver assistance systems (ADAS), electronic mirrors, drive recorders, driver/cabin monitoring systems, autonomous driving, and industrial and robotic applications.

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to (i) write downs of excess and obsolete inventories; (ii) the estimated useful lives of long-lived assets; (iii) the valuation of stock-based compensation awards; (iv) the realization of tax assets and estimates of tax liabilities, including reserves for uncertain tax positions and recognition or release of valuation allowance on deferred tax assets. These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The Company may engage third-party valuation specialists to assist with estimates related to the valuation of assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. In order to limit the exposure of each investment, the cash equivalents and marketable debt securities consist primarily of money market funds, fixed deposits, commercial paper, corporate bonds, asset-backed securities and U.S. government securities which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

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

Cash Equivalents and Marketable Debt Securities

The Company considers all highly liquid investments that are readily convertible into cash and highly liquid debt security investments with original maturities of less than three months at the time of purchase to be cash equivalents. Debt security investments that are highly liquid with original maturities at the time of purchase greater than three months are considered marketable debt securities. The Company classifies the cash equivalents and marketable debt security investments as “available-for-sale” (AFS) securities.

The Company estimates an expected loss whenever a security’s fair value is below its amortized cost basis. The expected loss is computed at an individual security level using the discounted cash flow method with the effective interest rate on the purchase date. In the determination of credit-related losses, the Company excludes securities with zero loss expectation such as assets backed by government agencies. There are various factors considered in its assessment of credit-related losses, including the extent to which the fair value is less than the amortized cost basis, adverse conditions related to an industry or an underlying loan obligator, the payment structure of the security, changes to the rating of the security and other factors that may affect the security credit. The credit-related portion of the loss is recognized in other income, net in the consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the consolidated balance sheets.

The Company measures the fair value of money market funds and fixed deposits using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar asserts in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data and are classified within Level 2. The Company does not have any investments classified within Level 3.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside to secure certain transactions in a foreign entity. As of January 31, 2025 and 2024, the restricted cash was immaterial, respectively. The following table presents cash, cash equivalents and restricted cash reported on the consolidated balance sheets, and the sums are presented on the consolidated statements of cash flows:

	As of January 31,
	2025	2024	2023
	(in thousands)
Cash and cash equivalents	$144,622	$144,914	$113,541
Restricted cash	7	7	8
Total as presented in the consolidated statements of cash flows	$144,629	$144,921	$113,549

Trade Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivables are recorded at invoiced amounts less allowance for any credit losses. In arrangements where revenue recognition occurs in advance of invoicing, an unbilled receivable is recorded, less allowance for any credit losses, within accounts receivable, when collection of these unbilled amounts are conditional only on the passage of time. The Company recognizes credit losses based on a forward-looking current expected credit losses (CECL). The Company makes estimates of expected credit losses based upon its assessment of various factors, including historical collection experience, the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The changes in allowance for credit losses are recognized in the consolidated statement of operations. The uncollectible accounts receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. There were no material credit losses and write-offs of accounts receivable for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. There was no material allowance recorded as of January 31, 2025 and 2024, respectively.

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

Intangible Assets

The Company’s intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations. The intangible asset acquired from a business combination is amortized over its estimated useful life.

The Company accounts for a noncancelable on-premise internal-use software license as the acquisition of an intangible asset and the incurrence of a liability to the extent that all or a portion of the software licensing fees are not paid on or before the license acquisition date. The intangible asset and related liability are recorded at net present value and interest expense is recorded over the payment term. The internal-use software license is amortized over its license term.

The Company expenses the cost of purchased software that is to be sold, leased or otherwise marketed as part of a product until the technological feasibility of the product has been established. Once the technological feasibility of the product, to be externally marketed, has been established or where the software has an alternative future use, the Company capitalizes the cost of the purchased software until the associated product is available for general release to customers, at which point the capitalized cost is amortized on a product-by-product basis over the remaining estimated economic life of the product.

Leases

In accordance with the Accounting Standards Codification (ASC) Topic 842, Leases, the Company recognizes leases as operating lease right-of-use (“ROU”) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the practical expedient that does not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU asset and liability calculation if it is reasonably certain that the Company will exercise the option. The Company's finance leases were immaterial as of January 31, 2025 and 2024, respectively.

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

Impairment of Long-Lived Assets Excluding Goodwill

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment at least annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Determination of recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. There has been no occurrence of events or indications to date that would trigger an impairment. As such, no impairment charge has been recognized as of January 31, 2025.

Equity Investments

The Company accounts for its investments in privately held companies as equity investments and reports the investments in other non-current assets in the consolidated balance sheets. The Company chooses to measure these equity investments that do not have readily determinable fair value at cost minus any recorded impairments, adjusted for subsequent observable price changes in transactions for an identical or similar investment of the same issuers. Upon determining that an impairment or observable price change exists, the Company records any adjustment to the fair value of the investment through other income, net in the consolidated statements of operations. There were no significant changes in the fair value of the investments and the Company did not recognize significant impairment losses related to the investments in the fiscal year ended January 31, 2025. There was approximately $1.2 million of impairment recognized in the fiscal year ended January 31, 2024, while approximately $0.7 million of realized gain was recognized in the fiscal year ended January 31, 2023.

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

The Company also enters into various project service agreements with certain customers, including development funding agreements subject to certain refund conditions. In determining whether a development funding agreement constitutes a contract with a customer, the Company assesses whether the substantive and genuine financial risk has been transferred to the funding party and whether the services provided to the funding party are an output of the Company's ordinary activities in exchange for consideration. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating its SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. For fixed-price project service contracts, the Company recognizes revenue either over time as services are provided using an input method based on contract costs incurred to date compared to total estimated contract cost, or at a point in time upon completion and acceptance by the customer, depending on the terms of the arrangement. For project service contracts that are billed at a fixed rate for each hour of service provided, the Company recognizes revenue in the amount for which the Company has the right to invoice as the Company believes the amount invoiced directly corresponds with the value to the customer of its performance completed to date.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to the satisfied but unbilled performance obligations associated with project service agreements at the reporting date. As of January 31, 2025 and 2024, the contract assets for these unbilled receivables were not material, respectively. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the nonrecurring engineering charges that are either invoiced or paid but performance obligations are not satisfied, as well as the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. The deferred revenue is expected to be recognized over the period when performance obligations are satisfied associated with project service agreements, or over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. The Company also elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations for contracts with original expected contract duration of one year or less, and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs, travel and trade show costs, legal expenses, amortization of trade name and customer relationships, professional services and occupancy costs. Advertising expenses were not material for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.

Stock-Based Compensation

The Company measures stock-based compensation for equity awards based on the estimated fair value on the grant date, and recognizes that compensation as expense using the straight-line attribution method over the requisite service period, which is typically the vesting period of each award. The Company determines the fair value of restricted stock units with service conditions based on the fair market value of its ordinary shares on the grant date. The Company uses the Lattice pricing model and performs Monte Carlo Simulation to evaluate the fair value of restricted stock units with market conditions. The Company also uses the Black-Scholes option pricing model to determine the fair value of shares to be issued under its employee stock purchase plan, or ESPP, at the commencement of an offering period. The Company elects to account for forfeitures as they occur.

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

Net Income (Loss) Per Ordinary Share

Basic earnings (losses) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings (losses) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period increased to include the number of additional ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s ESPP and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings (losses) per share by application of the treasury stock method.

Comprehensive Loss

Comprehensive loss includes unrealized gains or losses from available-for-sale securities that are excluded from net loss.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This new guidance requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280 Segment Reporting. The ASU shall be applied retrospectively to all periods presented in financial statements and is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company adopted this new standard in the fourth quarter of fiscal year 2025, and included additional disclosures on significant segment expenses, in addition to its current segment disclosures. Refer to Note 16 - Segment Reporting for further information.

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

In November 2024, the FASB issued Accounting Standard Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new guidance requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of income statement. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this new guidance on its consolidated financial statements and disclosures.

2. Financial Instruments and Fair Value

The Company invests a portion of its cash in money market funds, fixed deposits and marketable debt securities that are denominated in United States dollars. The marketable debt security portfolio consists of commercial paper, corporate bonds, asset-backed securities and U.S. government securities. All of the investments are classified as available-for-sale securities and reported at fair value in the consolidated balance sheets as follows:

	As of January 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$849	$—	$—	$849
Fixed deposits	3,000	—	—	3,000
Commercial paper	—	—	—	—
Corporate bonds	55,138	111	(123)	55,126
Asset-backed securities	20,412	20	(67)	20,365
U.S. government securities	30,326	8	(182)	30,152
Total cash equivalents and marketable debt securities	$109,725	$139	$(372)	$109,492

	As of January 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$296	$—	$—	$296
Fixed deposits	7,000			7,000
Commercial paper	30,806	—	—	30,806
Corporate bonds	38,867	180	(135)	38,912
Asset-backed securities	15,212	14	(96)	15,130
U.S. government securities	21,118	—	(146)	20,972
Total cash equivalents and marketable debt securities	$113,299	$194	$(377)	$113,116

The following table provides the breakdown of unrealized losses as of January 31, 2025 and 2024, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of January 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$23,200	$(116)	$2,144	$(7)	$25,344	$(123)
Asset-backed securities	8,052	(51)	4,343	(16)	12,395	(67)
U.S. government securities	20,380	(169)	4,809	(13)	25,189	(182)
Total marketable debt securities at loss position	$51,632	$(336)	$11,296	$(36)	$62,928	$(372)

	As of January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$9,050	$(19)	$8,363	$(116)	$17,413	$(135)
Asset-backed securities	4,821	(15)	6,289	(81)	11,110	(96)
U.S. government securities	15,020	(65)	5,952	(81)	20,972	(146)
Total marketable debt securities at loss position	$28,891	$(99)	$20,604	$(278)	$49,495	$(377)

	As of
	January 31, 2025	January 31, 2024
	(in thousands)
Included in cash equivalents	$3,849	$38,103
Included in marketable debt securities	105,643	75,013
Total cash equivalents and marketable debt securities	$109,492	$113,116

The contractual maturities of the investments at January 31, 2025 and 2024 were as follows:

	As of
	January 31, 2025	January 31, 2024
	(in thousands)
Due within one year	$35,405	$57,216
Due in 1-5 years	74,087	55,900
Total cash equivalents and marketable debt securities	$109,492	$113,116

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. The Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive loss in the consolidated balance sheets. The credit-related losses were not material for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.

The following fair value hierarchy is applied for disclosure of the inputs used to measure the fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The Company measures the fair value of money market funds and fixed deposits using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities are obtained based on quoted prices for similar assets in active markets and are classified within Level 2.

The following tables present the fair value of the financial instruments measured on a recurring basis as of January 31, 2025 and 2024, respectively:

	As of January 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$849	$849	$—	$—
Fixed deposits	3,000	3,000	—	—
Commercial paper	—	—	—	—
Corporate bonds	55,126	—	55,126	—
Asset-backed securities	20,365	—	20,365	—
U.S. government securities	30,152	—	30,152	—
Total cash equivalents and marketable debt securities	$109,492	$3,849	$105,643	$—

	As of January 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$296	$296	$—	$—
Fixed deposits	7,000	7,000	—	—
Commercial paper	30,806	—	30,806	—
Corporate bonds	38,912	—	38,912	—
Asset-backed securities	15,130	—	15,130	—
U.S. government securities	20,972	—	20,972	—
Total cash equivalents and marketable debt securities	$113,116	$7,296	$105,820	$—

3. Inventories

Inventories at January 31, 2025 and 2024 consisted of the following:

	As of January 31,
	2025	2024
	(in thousands)
Work-in-progress	$20,546	$18,933
Finished goods	13,882	10,110
Total	$34,428	$29,043

4. Property and Equipment, net

Depreciation expense was approximately $4.7 million, $4.8 million and $3.9 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. Property and equipment at January 31, 2025 and 2024 consisted of the following:

	As of January 31,
	2025	2024
	(in thousands)
Computer hardware and software	$25,730	$23,518
Tools and equipment	8,625	8,564
Furniture and fixtures	1,376	1,351
Leasehold improvements	3,455	3,440
Construction in progress	307	166
	39,493	37,039
Less: accumulated depreciation and amortization	(30,409)	(26,600)
Total property and equipment, net	$9,084	$10,439

5. Intangible Assets, net

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets and the corresponding future payments have been recorded as liabilities at net present value. As of January 31, 2025, software license liabilities of approximate $7.0 million were recorded in accrued and other current liabilities and $2.4 million were recorded in other long-term liabilities in the consolidated balance sheets.

The components of intangible assets as of January 31, 2025 and 2024 were as follows:

	As of January 31, 2025			As of January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$45,051	$(18,755)	$26,296	$41,329	$(12,029)	$29,300
Developed technology	21,200	(9,989)	11,211	21,200	(6,961)	14,239
Customer relationships	13,200	(4,767)	8,433	13,200	(3,300)	9,900
Trade name	2,500	(1,161)	1,339	2,500	(803)	1,697
Total intangible assets, net	$81,951	$(34,672)	$47,279	$78,229	$(23,093)	$55,136

During the twelve months ended January 31, 2025, there were approximately $10.1 million of software licenses purchased and approximately $6.4 million of software licenses expired. The amortization expense associated with software licenses was approximately $12.7 million, $11.5 million and $7.5 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationship and trade name, was approximately $4.9 million, $4.9 million and $4.9 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025, the Company has not commenced amortization with respect to approximately $3.8 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to these intangible assets as of January 31, 2025 is as follows:

As of
January 31, 2025
Fiscal Year	(in thousands)
2026	$15,895
2027	8,186
2028	6,879
2029	5,522
2030	3,129
Thereafter	7,668
Total future amortization expenses:	$47,279

Intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the assets may be impaired. There were no intangible asset impairments for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. The Company has one reporting segment and accordingly, there is no goodwill assignment based on reporting units (refer to Note 16). As of January 31, 2025 and 2024, the total carrying amount of goodwill was $303.6 million, respectively. The Company does not amortize goodwill. In the fourth quarter of fiscal year 2025, 2024 and 2023, the Company performed annual goodwill tests and there were no goodwill impairments for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities at January 31, 2025 and 2024 consisted of the following:

	As of January 31,
	2025	2024
	(in thousands)
Accrued employee compensation	$22,941	$16,610
Accrued product development costs	32,929	18,290
Software license liabilities, current	7,021	8,161
Development deposit liability	13,500	—
Other accrued liabilities	4,390	5,537
Total accrued and other current liabilities	$80,781	$48,598

The timing of SoC development and invoicing from outside foundries usually results in the fluctuation of accrued product development costs. The accrued employee compensation primarily consists of accrued payroll and accrued employee benefits, as well as employee stock purchase plan withholding. For the accrued employee compensation as of January 31, 2024, approximately $4.1 million of annual bonus was paid in fiscal year 2025, of which $1.1 million was paid in cash and $3.0 million was settled with fully vested restricted stock units. The $13.5 million of development deposit liability as of January 31, 2025 represents a cash advance from a customer for funding a development project that is subject to certain refund conditions.

8. Leases

The lease obligations primarily consist of operating leases for the Company's headquarters and its foreign subsidiaries. During the twelve months ended January 31, 2025, the Company extended certain facility leases for its international offices with lease periods expiring between fiscal years 2027 and 2031. An aggregate of approximately $3.6 million of additional operating lease ROU and corresponding lease liabilities were recorded in the consolidated balance sheets as a result of these lease extensions.

In December 2024, the Company entered into a new office lease for its headquarters in Santa Clara, California for 104 months beginning from September 1, 2025 to April 30, 2034. As of January 31, 2025, the lease has not commenced as the facility is not available to use. The corresponding ROU and lease liabilities will be recorded in the balance sheet upon lease commencement date. The total future undiscounted cash payments are approximately $15.7 million and will be paid through the lease term.

For the fiscal years ended January 31, 2025, 2024 and 2023, the operating lease expense was approximately $3.8 million, $3.7 million and $3.7 million, respectively. The Company's short-term leases and finance leases were immaterial as of January 31, 2025 and 2024, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Cash paid for operating leases included in operating cash flows	$3,800	$3,877	$4,011
Operating lease assets changes arising from lease obtained and modifications	$3,604	$348	$575

As of January 31, 2025, the weighted average remaining lease term is 2.2 years, and the weighted average discount rate is 3.45%. Future minimum lease payments for the lease liabilities are as follows:

As of
January 31, 2025
Fiscal Year	(in thousands)
2026	$2,916
2027	1,613
2028	815
2029	23
2030	23
Thereafter	18
Total future annual minimum lease payments	5,408
Less: interest	(143)
Total lease liabilities	$5,265

9. Deferred Revenue

Deferred revenue is primarily related to nonrecurring engineering charges that are either invoiced or paid but for which the related performance obligations are not yet satisfied, as well as, for product shipments, a portion of the transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. During the twelve months ended January 31, 2025 and 2024, the amount recognized as revenue that was included in deferred revenue balance at the end of prior fiscal year was approximately $0.8 million and $2.2 million, respectively.

As of January 31, 2025, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of NRE project service agreements and product purchase orders with original contract duration of more than one year, was approximately $47.0 million, of which approximately 77% is expected to be recognized within the next 12 months. This does not include amounts which have an original expected contract duration of one year or less and variable considerations with constraints.

10. Other Long-Term Liabilities

Other long-term liabilities at January 31, 2025 and 2024 consisted of the following:

	As of January 31,
	2025	2024
	(in thousands)
Unrecognized tax benefits, including interest	$1,008	$3,762
Deferred tax liabilities	695	855
Software license liabilities, non-current	2,420	8,288
Other long-term liabilities	3	4
Total other long-term liabilities	$4,126	$12,909

During the twelve months ended January 31, 2025, there were approximately $2.8 million of tax liabilities released due to lapse of related statutes of limitation and recognized as tax benefits in the consolidated statements of operations.

11. Capital Stock

Preference shares

Since the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of January 31, 2025 and 2024, respectively.

Ordinary shares

As of January 31, 2025 and 2024, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of January 31,
	2025	2024
Shares reserved for options, restricted stock and restricted stock units under equity plans	4,991,570	4,492,705
Shares reserved for employee stock purchase plan	3,636,591	2,834,384

Shares repurchased

There were no shares repurchased in fiscal years 2025, 2024 and 2023. On May 29, 2024, the Company's Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2025. As of January 31, 2025, there was approximately $49.0 million available for repurchases through June 30, 2025. Repurchases under the program may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the company's discretion. Repurchases are funded using working capital and any repurchased shares will be recorded as authorized but unissued shares.

12. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) for all of its eligible U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to the Internal Revenue Service annual contribution limitation. The Company is responsible for administrative costs of the Plan. The Company’s contribution expense for the fiscal years ended January 31, 2025, 2024, and 2023 was approximately $0.7 million, $0.8 million and $0.8 million, respectively.

Stock Option Plans

Amended and Restated 2021 Equity Incentive Plan. The Amended and Restated 2021 Equity Incentive Plan, or 2021 EIP, permits the grant of ISOs, within the meaning of Section 422 of the Code, to employees of the Company and any of the Company’s subsidiary or parent corporations, and the grant of NSOs, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors and consultants of the Company and any of the Company’s subsidiary or parent corporations’ employees and consultants. In the second quarter of fiscal year 2025, the Company's shareholders approved an increase of 1,750,000 shares to the ordinary shares reserved for issuance under the Amended and Restated 2021 EIP. Subject to adjustments upon changes in capitalization as provided under the 2021 EIP, the maximum aggregate number of ordinary shares that may be subject to awards and issued under the 2021 EIP will be equal to (a) 3,100,000 shares plus (i) any shares subject to awards granted under the Company’s 2012 Equity Incentive Plan (the “Prior Plan”) that, after the date the Prior Plan was terminated, are cancelled, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company due to failure to vest, and (ii) any shares that, as of immediately prior to the termination of the Prior Plan, were reserved but not issued pursuant to any awards granted under the Prior Plan and are not subject to any awards thereunder, with the maximum number of ordinary shares to be added to the 2021 EIP pursuant to clauses (i) and (ii) equal to 6,834,208 shares.

Oculii Corp. 2017 Stock Option Plan. The Oculii Corp. 2017 Stock Option Plan, or 2017 Plan, was assumed as part of the acquisition of Oculii. No additional awards will be granted under the 2017 Plan. However, all outstanding stock options previously granted under the 2017 Plan will remain subject to the terms of the 2017 Plan and any outstanding stock options that are cancelled or forfeited due to failure to vest will immediately expire from the 2017 Plan.

Restricted stock and restricted stock units granted to new employees generally vest as to 1/4th of the shares on the first anniversary service date of the grant and 1/16th of the shares vest every 3 months thereafter, so as to be 100% vested on the fourth anniversary of the vesting commencement date.

Vesting schedules for other service condition or market condition awards vary and are subject to approval by the Board of Directors.

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

In fiscal year 2025, the Company added 994,543 shares, to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Stock-based compensation:
Cost of revenue	$3,270	$3,341	$3,597
Research and development	73,025	72,759	71,236
Selling, general and administrative	31,748	35,216	36,325
Total stock-based compensation	$108,043	$111,316	$111,158

As of January 31, 2025 and 2024, approximately $6.2 million and $3.6 million of stock-based compensation expense, respectively, was accrued in accrued and other current liabilities in the consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at January 31, 2025 was $1.6 million and is expected to be recognized over a weighted-average period of 0.34 years. Total unrecognized compensation cost related to unvested restricted stock units at January 31, 2025 was $154.1 million and is expected to be recognized over a weighted-average period of 2.39 years.

There were no material stock modifications in fiscal year 2025. In fiscal years 2024 and 2023, the Company and its Compensation Committee of the Board of Directors approved the acceleration of vesting of certain unvested equity awards and one-time compensation settled through the issuance of restricted stock units associated with departure of certain executives. As a result, there were 24,559 and 35,703 shares of restricted stock units accelerated in fiscal years 2024 and 2023, respectively, and approximately $1.6 million and $1.7 million of additional stock-based compensation expense, net, recognized in the fiscal years ended January 31, 2024 and 2023, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
Employee stock purchase plan awards:
Volatility	47%	56%	81%
Risk-free interest rate	4.97%	5.11%	2.32%
Expected term (years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%

For ESPP shares, the expected term represents the term from the first day of the offering period to the purchase date. The Company calculates expected volatility based on its own historical stock price for a period commensurate with the expected term. The risk-free interest rate is derived from an average of the U.S. Treasury constant maturity rates for the respective periods most closely commensurate with the expected term. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends.

The following table summarizes stock option activities for the periods indicated:

	Option Outstanding
						Weighted-
					Total Intrinsic	Average
			Weighted-	Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	Average	options	Contractual	Intrinsic
		Average	Grant-date	Acquisition-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2022	619,322	$40.08
Exercised	(121,624)	30.34			$6,712
Forfeited	(10,618)	55.97
Expired	(2,289)	39.19
Outstanding at January 31, 2023	484,791	42.18
Exercised	(104,931)	26.06			$4,479
Forfeited	(926)	42.59
Expired	(5,616)	63.39
Outstanding at January 31, 2024	373,318	46.39
Exercised	(144,519)	36.90			$3,128
Forfeited	(71)	102.29
Expired	(2,112)	70.63
Outstanding at January 31, 2025	226,616	52.20				3.03	$5,936
Exercisable at January 31, 2025	214,708	$53.42				2.88	$5,379

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s stock was $76.72 on January 31, 2025, as reported by The Nasdaq Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s stock on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2022	2,651,135	$85.41
Granted	1,549,174	74.45
Vested	(1,513,972)	71.32
Forfeited	(112,978)	99.46
Unvested at January 31, 2023	2,573,359	86.81
Granted	1,305,401	70.32
Vested	(1,220,608)	78.62
Forfeited	(225,512)	81.79
Unvested at January 31, 2024	2,432,640	82.54
Granted	1,478,425	62.40
Vested	(1,106,546)	76.43
Forfeited	(159,140)	115.67
Unvested at January 31, 2025	2,645,379	$71.84

Total fair value of restricted stock units vested as of the respective vesting dates for the fiscal years ended January 31, 2025, 2024 and 2023 was approximately $64.0 million, $88.0 million, and $122.0 million, respectively. As of January 31, 2025, the aggregate intrinsic value of unvested restricted stock units was $203.0 million.

13. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(117,126)	$(169,417)	$(65,386)
Denominator:
Weighted-average ordinary shares - basic	41,303,287	39,878,872	38,363,638
Weighted-average ordinary shares - diluted	41,303,287	39,878,872	38,363,638
Net loss per ordinary share:
Basic	$(2.84)	$(4.25)	$(1.70)
Diluted	$(2.84)	$(4.25)	$(1.70)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2025	2024	2023
Options to purchase ordinary shares	177,340	234,088	336,828
Restricted stock units	1,737,389	1,549,026	1,550,679
Employee stock purchase plan	14,735	10,483	10,883
	1,929,464	1,793,597	1,898,390

14. Income Taxes

Loss before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
U.S. operations	$(35,572)	$(33,953)	$(18,968)
Non-U.S. operations	(82,156)	(114,577)	(51,970)
Loss before income taxes	$(117,728)	$(148,530)	$(70,938)

Income tax provision (benefit) consisted of the following for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Current:
U.S. federal tax	$(2,650)	$303	$(3,525)
U.S. state taxes	4	1	175
Non-U.S. foreign taxes	2,395	1,711	2,395
	(251)	2,015	(955)
Deferred:
U.S. federal tax	—	18,909	(4,231)
U.S. state taxes	—	—	—
Non-U.S. foreign taxes	(351)	(37)	(366)
	(351)	18,872	(4,597)
Provision (benefit) for income taxes	$(602)	$20,887	$(5,552)

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

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Provision at U.S. notional statutory rate	$(24,723)	$(31,191)	$(14,897)
U.S. state taxes	2	6	114
Non-U.S. foreign tax differential	19,293	25,736	12,943
Stock-based compensation	6,985	4,847	10,004
U.S. R&D credit	(5,109)	(7,232)	(5,045)
Valuation allowance	5,022	28,311	2,124
FIN48 interest	12	45	(739)
Uncertain tax position release	(2,766)	—	(10,188)
Other	682	365	132
Provision (benefit) for income taxes	$(602)	$20,887	$(5,552)

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2025 and 2024 were as follows:

	As of January 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Federal and state credits	$59,102	$51,344
Net operating losses	6,333	6,099
Expenses not currently deductible	3,822	3,988
Operating lease liabilities	611	1,009
Stock-based compensation	2,877	3,820
Other deferred tax assets	496	220
Gross deferred tax assets	73,241	66,480
Valuation allowance	(68,047)	(60,036)
Total deferred tax assets	$5,194	$6,444
Deferred tax liabilities
Intangible assets	(4,379)	(5,722)
Property and equipment	(450)	(460)
Operating lease assets	(839)	(918)
Net deferred tax assets (liabilities)	$(474)	$(656)

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additions	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2025	$60,036	8,011	—	—	$68,047
Year ended January 31, 2024	$28,596	31,440	—	—	$60,036
Year ended January 31, 2023	$24,083	4,513	—	—	$28,596

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, Italy and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2025 would be approximately $8.0 million. Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided were approximately $93.5 million at January 31, 2025.

As of January 31, 2025, and 2024, the Company had net deferred tax liabilities after valuation allowance of $0.5 million and $0.7 million, respectively. The Company continued to evaluate the need for a valuation allowance by considering among other things, the nature, frequency and severity of current losses, reversal of taxable temporary differences, tax planning strategies, future projections in the U.S. and the duration of statutory carryforward periods. Based on the current projections of the Company’s future taxable income, and overall evaluation of other related evidence, management believes that it is not more likely than not that the deferred tax assets will be realized, and therefore, valuation allowance remains necessary.

The Company has Federal and California net operating losses of $29.8 million and $1.0 million, respectively, as of January 31, 2025. The Federal net operating loss can be carried forward indefinitely, if not utilized. The California net operating loss begin to expire in fiscal year 2040, if not utilized. For financial statement purposes these carry forwards are offset by uncertain tax positions.

The Company also has Federal and California state research and development credit carryforwards of approximately $28.8 million and $38.5 million, respectively, as of January 31, 2025. The Federal credits begin to expire in the fiscal year 2036. The California credits can be carried forward indefinitely.

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

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2025, the Company had approximately $20.5 million in unrecognized tax benefits, $1.0 million of which would affect the Company’s effective tax rate if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation recorded for U.S. deferred tax assets. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Beginning balance:	$22,628	$21,656	$30,884
Additions based on tax positions related to the current year	2,123	997	1,033
Additions for tax positions of prior years	—	168	195
Reductions for tax positions in prior years	—	(38)	(45)
Settlements for prior periods	—	—	—
Lapse of applicable statute of limitations	(4,255)	(155)	(10,411)
Ending balance:	$20,496	$22,628	$21,656

The Company classified $0.9 million and $3.1 million of income tax liabilities as other long-term liabilities as of January 31, 2025, and 2024, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded a benefit of $0.5 million, an expense of $0.05 million and a benefit of $0.7 million for interest and penalties related to uncertain tax positions for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. The Company recorded noncurrent liabilities of $0.1 million and $0.7 million related to interest and penalties for uncertain tax positions at January 31, 2025 and 2024, respectively.

The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state and foreign jurisdictions. As of January 31, 2025, the Company’s fiscal year 2022 through 2025 tax years are generally open and subject to potential examination by U.S. federal tax authorities. The Company’s fiscal year 2021 through 2025 tax years are generally open and subject to potential examination by state tax authorities. The Company’s fiscal years 2018 to 2025 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. During the fiscal year ended January 31, 2025, the gross amount of unrecognized tax benefits decreased by approximately $2.1 million to $20.5 million. The decrease was primarily due to 2025 accrual for our uncertain tax positions related to research credits offset by various tax exposures where the statute of limitation has lapsed. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense and balance sheet tax footnote disclosure could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. At this time the Company is not able to reasonably estimate the amount of tax reserve that will reverse within the next 12 months.

As of January 31, 2025, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $1.0 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

15. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of January 31, 2025 and 2024, total manufacturing purchase commitments were approximately $56.4 million and $30.7 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. There were no material loss liabilities recorded in the consolidated balance sheets from adverse purchase commitments as of January 31, 2025 and 2024, respectively.

Other Commitments

During fiscal year 2025, the Company entered into a noncancellable service contract with a third-party for its IT infrastructure service. As of January 31, 2025, the total commitment for the service was approximately $8.0 million. The Company also entered into a new office lease for its headquarters in Santa Clara, California for 104 months beginning from September 1, 2025 to April 30, 2034. The total future undiscounted cash payments for the lease are approximately $15.7 million.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of January 31, 2025, and no liabilities have been recorded for these obligations in the consolidated balance sheets as of January 31, 2025 and 2024, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of January 31, 2025 and 2024, there were no accruals for contingent liabilities related to such matters recorded in the consolidated balance sheets.

16. Segment Reporting

The Company operates as a single operating and reportable segment and derives substantially all of its revenue from development and sales of low-power AI-based processing and video and image processing SoC solutions. In determination of a reportable segment, the Company considers the research and development deployed, the nature of production process, the distribution channels of SoCs, as well as the Company’s management structure. The Chief Executive Officer of the Company has been identified as the Chief Operating Decision Maker (the CODM) and manages the Company’s operations as a whole. The CODM uses net loss presented on a consolidated basis to evaluate the financial performance and allocate resources. The CODM also monitors budget versus actual results of the operating segment. The measure of reportable segment assets is reported within the consolidated balance sheets as total assets. The accounting policies for the measurement of net loss and total assets of the reportable segment have been described in the Note 1, Organization and Summary of Significant Accounting Policies.

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Taiwan	$179,324	$119,601	$191,692
Asia Pacific other than Taiwan	61,663	58,506	73,476
Europe	22,778	11,949	26,921
North America other than United States	18,074	25,754	32,901
United States	3,026	10,664	12,616
Total revenue	$284,865	$226,474	$337,606

Substantially all of the Company’s property and equipment were located in the Taiwan, United States, Europe and Asia Pacific region other than Taiwan. As of January 31, 2025, the net amount of these fixed assets located in these regions was approximately $4.0 million, $3.7 million, $1.1 million and $0.3 million, respectively. As of January 31, 2024, the net amount of these fixed assets located in these regions was approximately $4.9 million, $3.9 million, $1.2 million and $0.4 million, respectively.

Additional Segment Information

The following table presents the significant segment expenses included in the consolidated net loss for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Total revenue	$284,865	$226,474	$337,606
Less cost and expense:
Product cost	106,237	83,221	122,046
Employee-related	115,188	110,601	109,444
Stock-based compensation	108,043	111,316	111,158
Chip development NRE	28,049	24,680	19,684
Tools & equipment	26,089	23,202	21,559
Professional services	14,359	13,012	13,692
Facilities-related	10,765	10,983	10,329
Other segment items (a)	1,988	26,713	(2,817)
Interest income	(8,727)	(7,837)	(2,103)
Net loss	$(117,126)	$(169,417)	$(65,386)

(a) The other segment items include amortization of intangible assets acquired from business combinations, non-operating (income) expenses, income tax provision (benefit) and other immaterial items.

Major Customers

The customer representing 10% or more of revenue for the fiscal year ended January 31, 2025 was WT, which accounted for approximately 63% of total revenue. The customers representing 10% or more of revenue for the fiscal years ended January 31, 2024 and 2023 were WT and Chicony. For the fiscal years ended January 31, 2024 and 2023, WT accounted for approximately 53% and 57% of total revenue, respectively. For the fiscal years ended January 31, 2024 and 2023, Chicony accounted for approximately 14% and 12% of total revenue, respectively. Accounts receivable with WT was approximately $12.3 million as of January 31, 2025. Accounts receivable with WT and Chicony were approximately $10.3 million and $7.0 million as of January 31, 2024, respectively.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBITS INDEX

Exhibit Number	Description

3.2(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of Ambarella, Inc.

4.1(2)	Description of Share Capital of Ambarella, Inc.

10.2.1(3)*	Amended and Restated 2012 Equity Incentive Plan

10.2.2(1)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(1)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.4(1)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.2.5(3)*	Form of Performance-Based Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.1(4)*	Amended and Restated 2012 Employee Stock Purchase Plan

10.1(5)*	Ambarella, Inc. Amended and Restated 2021 Equity Incentive Plan

4.1.2(6)*	Form of Stock Option Agreement under 2021 Equity Incentive Plan

4.1.3(6)*	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan

4.1.1(7)*	Oculii Corp. 2017 Stock Option Plan

4.1.2(7)*	Form of Stock Option Agreement under Oculii Corp. 2017 Stock Option Plan

10.4(1)*	Form of Indemnification Agreement

10.6.1(8)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.3(9)*

Form of Amended and Restated Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.8.1(10)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(10)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(11)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.2(4)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.1(12)	Amendment to the Sales Representative Agreement dated June 1, 2019 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.2(13)	Amendment No. 6 to Sales Representative Agreement dated May 1, 2021 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.1(14)	Amendment No. 7 to Sales Representative Agreement dated March 15, 2023 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.1(15)	Standard Lease between Ambarella Corporation and The Realty Associates Fund XI Portfolio, L.P., dated as of August 8, 2019

10.2(16)*	Employment letter entered into by Ambarella Corp. with John Young dated October 17, 2023

10.11(17)*	Description of Executive Bonus Plan for Fiscal Year 2025

10.12	Lease Agreement between Ambarella Corporation and The Quad Santa Clara, LLC dated December 20, 2024

19.1	Insider Trading Policy

21.1(18)	List of subsidiaries of Ambarella, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

97.1(18)	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)
Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 13, 2012..
(2)
Incorporated by reference to the Form 10-K filed on March 27, 2020.
(3)
Incorporated by reference to the Form 10-K filed on March 30, 2017.
(4)
Incorporated by reference to the Form 10-Q filed on September 8, 2015.
(5)
Incorporated by reference to Form 8-K filed on June 17, 2024.
(6)
Incorporated by reference to the Form S-8 (No. 333-261244) filed on November 19, 2021.
(7)
Incorporated by reference to the Form S-8 (No. 333-261243) filed on November 19, 2021.
(8)
Incorporated by reference to the Form S-1 (No. 333-174838) filed on June 10, 2011.
(9)
Incorporated by reference to the Form 10-Q filed on September 7, 2018.
(10)
Incorporated by reference to the Form S-1/A (No. 333-174838) filed on September 26, 2012.
(11)
Incorporated by reference to the Form S-1/A (No. 333-174838) filed on October 5, 2012.
(12)
Incorporated by reference to the Form 10-Q filed on September 6, 2019.
(13)
Incorporated by reference to the Form 10-Q filed on September 8, 2021.
(14)
Incorporated by reference to the Form 10-Q filed on June 6, 2023.
(15)
Incorporated by reference to the Form 10-Q filed on December 6, 2019.
(16)
Incorporated by reference to the Form 10-Q filed on December 8, 2023.
(17)
Incorporated by reference to the Form 8-K filed on February 28, 2024.
(18)
Incorporated by reference to the Form 10-K filed on March 29, 2024.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 2025.

Signature	Title

/s/ Feng-Ming Wang	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
Feng-Ming Wang

/s/ John A. Young	Chief Financial Officer (Principal Financial and Accounting Officer)
John A. Young

/s/ Leslie D. Kohn	Chief Technical Officer and Director
Leslie D. Kohn

/s/ Chenming C. Hu	Director
Chenming C. Hu

/s/ Christopher B. Paisley	Director
Christopher B. Paisley

/s/ D. Jeffrey Richardson	Director
D. Jeffrey Richardson

/s/ Hsiao-Wuen Hon	Director
Hsiao-Wuen Hon

/s/ Elizabeth M. Schwarting	Director
Elizabeth M. Schwarting

/s/ Anne De Greef-Safft	Director
Anne De Greef-Safft

/s/ Chantell Breithaupt	Director
Chantell Breithaupt