Form 10-Q
period 2025-04-30
AMBARELLA INC
filed 2025-06-03
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

The number of ordinary shares of the Registrant outstanding as of May 31, 2025 was 42,414,087 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	April 30,	January 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$141,285	$144,622
Marketable debt securities	118,102	105,643
Accounts receivable, net	30,235	29,767
Inventories	39,289	34,428
Restricted cash	441	7
Prepaid expenses and other current assets	6,197	6,084
Total current assets	335,549	320,551
Property and equipment, net	10,248	9,084
Intangible assets, net	44,895	47,279
Operating lease right-of-use assets, net	4,377	5,188
Goodwill	303,625	303,625
Other non-current assets	3,224	3,241
Total assets	$701,918	$688,968
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	35,290	21,775
Accrued and other current liabilities	73,479	80,781
Operating lease liabilities, current	2,335	2,829
Income taxes payable	1,633	1,383
Deferred revenue, current	12,114	14,226
Total current liabilities	124,851	120,994
Operating lease liabilities, non-current	2,056	2,436
Other long-term liabilities	2,295	4,126
Total liabilities	129,202	127,556
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2025 and January 31, 2025, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 42,413,608 and 41,963,959 shares issued and outstanding at April 30, 2025 and January 31, 2025, respectively	19	19
Additional paid-in capital	848,756	813,683
Accumulated other comprehensive income (loss)	326	(233)
Accumulated deficit	(276,385)	(252,057)
Total shareholders’ equity	572,716	561,412
Total liabilities and shareholders' equity	$701,918	$688,968

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue	$85,872	$54,473
Cost of revenue	34,336	21,313
Gross profit	51,536	33,160
Operating expenses:
Research and development	58,819	54,137
Selling, general and administrative	18,575	18,468
Total operating expenses	77,394	72,605
Loss from operations	(25,858)	(39,445)
Other income, net	2,175	2,271
Loss before income taxes	(23,683)	(37,174)
Provision for income taxes	645	758
Net loss	$(24,328)	$(37,932)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.58)	$(0.93)
Diluted	$(0.58)	$(0.93)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	42,219,972	40,774,991
Diluted	42,219,972	40,774,991

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended April 30,
	2025	2024
Net loss	$(24,328)	$(37,932)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	559	(389)
Other comprehensive income (loss), net of tax	559	(389)
Comprehensive loss	$(23,769)	$(38,321)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive Income
	Shares	Amount	Capital	(Loss)	Accumulated Deficit	Total
Balance--January 31, 2025	41,963,959	$19	$813,683	$(233)	$(252,057)	$561,412
Issuance of shares through employee equity plans	375,046	—	6,713	—	—	6,713
Issuance of shares through employee stock purchase plan	98,755	—	4,479	—	—	4,479
Stock repurchase	(24,152)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense	—	—	24,881	—	—	24,881
Other comprehensive income (loss) - net of tax	—	—	—	559	—	559
Net loss	—	—	—	—	(24,328)	(24,328)
Balance--April 30, 2025	42,413,608	$19	$848,756	$326	$(276,385)	$572,716

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive income
	Shares	Amount	Capital	(Loss)	Accumulated Deficit	Total
Balance--January 31, 2024	40,520,558	$18	$694,967	$(183)	$(134,931)	$559,871
Issuance of shares through employee equity plans	367,413	—	4,237	—	—	4,237
Issuance of shares through employee stock purchase plan	97,074	—	4,055	—	—	4,055
Stock-based compensation expense	—	—	25,583	—	—	25,583
Other comprehensive income (loss) - net of tax	—	—	—	(389)	—	(389)
Net loss	—	—	—	—	(37,932)	(37,932)
Balance--April 30, 2024	40,985,045	$18	$728,842	$(572)	$(172,863)	$555,425

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,328)	$(37,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,748	6,354
Amortization (accretion) of premium (discount) on marketable debt securities, net	(70)	(205)
Stock-based compensation	26,130	26,036
Deferred income taxes	6	119
Other non-cash items, net	(239)	478
Changes in operating assets and liabilities:
Accounts receivable	(468)	(3,349)
Inventories	(4,861)	928
Prepaid expenses and other current assets	(113)	(702)
Other non-current assets	11	(13)
Accounts payable	15,368	(12,037)
Accrued and other current liabilities	(692)	5,806
Income taxes payable	250	(637)
Deferred revenue	(1,984)	1,115
Operating lease liabilities	(971)	(983)
Other long-term liabilities	14	71
Net cash provided by (used in) operating activities	14,801	(14,951)
Cash flows from investing activities:
Purchase of investments	(21,048)	(6,653)
Sales of investments	1,428	7,195
Maturities of investments	8,031	2,725
Purchase of tangible and intangible assets	(4,565)	(1,132)
Net cash provided by (used in) investing activities	(16,154)	2,135
Cash flows from financing activities:
Stock repurchase	(1,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,627	2,903
Long-term financing payment for intangible assets	(3,177)	(3,191)
Net cash used in financing activities	(1,550)	(288)
Net decrease in cash, cash equivalents and restricted cash	(2,903)	(13,104)
Cash, cash equivalents and restricted cash at beginning of period	144,629	144,921
Cash, cash equivalents and restricted cash at end of period	$141,726	$131,817
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$294	$1,084
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$3,519	$298

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the Company) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power semiconductor solutions offering powerful artificial intelligence (AI) processing, advanced image signal processing, and high-definition (HD) and Ultra HD compression. The Company combines its processor design capabilities with its expertise in video and image processing, algorithms and software to provide a technology platform that is designed to be easily scalable across multiple applications and enable rapid and efficient product development. The Company’s system-on-a-chip, or SoC, products fully integrate high-definition video processing, image processing, AI algorithms, audio processing and system functions onto a single chip. These low power SoCs deliver exceptional video and image quality and can extract valuable data from high-resolution video and radar streams. The Company is currently addressing a broad range of human and AI applications, including video security, advanced driver assistance systems (ADAS), electronic mirrors, drive recorders, driver/cabin monitoring systems, autonomous driving, and industrial and robotic applications.

The Company sells its solutions to leading original equipment manufacturers, or OEMs, who include the Company’s SoCs in their products, and original design manufacturers, or ODMs, who include the Company’s SoCs in the products that they supply to OEMs, globally.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2025 fiscal year filed with the SEC on March 28, 2025 (the Form 10-K) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

Basis of Consolidation

The Company’s fiscal year ends on January 31. The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. GAAP. All intercompany transactions and balances have been eliminated upon consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies described in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

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

Restricted Cash

During the three months ended April 30, 2025, the Company entered into a Letter of Credit of approximately $0.4 million with a financial institution as collateral for the security deposit on its new office lease located in Santa Clara, California. Refer to Note 8, Leases, of the Notes to Consolidated Financial Statements for detailed lease information included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 . The Letter of Credit is irrevocable for one year, during which the Company has the obligation to maintain the full amount of the Letter of Credit. The restricted cash also includes those amounts required to be set aside to secure certain transactions in a foreign entity. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	April 30, 2025	January 31, 2025	April 30, 2024	January 31, 2024
	(in thousands)
Cash and cash equivalents	$141,285	$144,622	$131,810	$144,914
Restricted cash	441	7	7	7
Total as presented in the condensed consolidated statements of cash flows	$141,726	$144,629	$131,817	$144,921

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new guidance requires additional disclosures related to effective tax rate reconciliation, disaggregated income taxes paid and other modified income tax-related disclosures. The ASU shall be applied on a prospective basis with retrospective application permitted, and is effective for annual periods beginning after December 15, 2024. The Company expects to adopt this new guidance for its fiscal period ending January 31, 2026. The Company expects that such adoption will only have an impact on its financial disclosures and does not believe it will have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new guidance requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of income statement. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this new guidance on its consolidated financial statements and disclosures.

2. Financial Instruments and Fair Value

The Company invests a portion of its cash in money market funds, fixed deposits and marketable debt securities that are denominated in United States dollars. The marketable debt security portfolio consists of corporate bonds, asset-backed securities and U.S. government securities. All of the investments are classified as available-for-sale securities and reported at fair value in the condensed consolidated balance sheets as follows:

	As of April 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$189	$—	$—	$189
Fixed deposits	—	—	—	—
Corporate bonds	62,210	267	(34)	62,443
Asset-backed securities	21,288	50	(50)	21,288
U.S. government securities	34,278	127	(34)	34,371
Total cash equivalents and marketable debt securities	$117,965	$444	$(118)	$118,291

	As of January 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$849	$—	$—	$849
Fixed deposits	3,000	—	—	3,000
Corporate bonds	55,138	111	(123)	55,126
Asset-backed securities	20,412	20	(67)	20,365
U.S. government securities	30,326	8	(182)	30,152
Total cash equivalents and marketable debt securities	$109,725	$139	$(372)	$109,492

The following table provides the breakdown of unrealized losses as of April 30, 2025 and January 31, 2025, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of April 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$9,927	$(31)	$1,901	$(3)	$11,828	$(34)
Asset-backed securities	5,415	(41)	3,535	(9)	8,950	(50)
U.S. government securities	17,388	(31)	1,816	(3)	19,204	(34)
Total marketable debt securities at loss position	$32,730	$(103)	$7,252	$(15)	$39,982	$(118)

	As of January 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$23,200	$(116)	$2,144	$(7)	$25,344	$(123)
Asset-backed securities	8,052	(51)	4,343	(16)	12,395	(67)
U.S. government securities	20,380	(169)	4,809	(13)	25,189	(182)
Total marketable debt securities at loss position	$51,632	$(336)	$11,296	$(36)	$62,928	$(372)

	As of
	April 30, 2025	January 31, 2025
	(in thousands)
Included in cash equivalents	$189	$3,849
Included in marketable debt securities	118,102	105,643
Total cash equivalents and marketable debt securities	$118,291	$109,492

The contractual maturities of the investments at April 30, 2025 and January 31, 2025 were as follows:

	As of
	April 30, 2025	January 31, 2025
	(in thousands)
Due within one year	$26,378	$35,405
Due in 1 - 5 years	91,913	74,087
Total cash equivalents and marketable debt securities	$118,291	$109,492

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. The Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The credit-related losses were not material for the three months ended April 30, 2025 and 2024, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of April 30, 2025 and January 31, 2025, respectively:

	As of April 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$189	$189	$—	$—
Fixed deposits	—	—	—	—
Corporate bonds	62,443	—	62,443	—
Asset-backed securities	21,288	—	21,288	—
U.S. government securities	34,371	—	34,371	—
Total cash equivalents and marketable debt securities	$118,291	$189	$118,102	$—

	As of January 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$849	$849	$—	$—
Fixed deposits	3,000	3,000	—	—
Corporate bonds	55,126	—	55,126	—
Asset-backed securities	20,365	—	20,365	—
U.S. government securities	30,152	—	30,152	—
Total cash equivalents and marketable debt securities	$109,492	$3,849	$105,643	$—

3. Inventories

Inventories at April 30, 2025 and January 31, 2025 consisted of the following:

	As of
	April 30, 2025	January 31, 2025
	(in thousands)
Work-in-progress	$24,300	$20,546
Finished goods	14,989	13,882
Total	$39,289	$34,428

4. Property and Equipment, Net

Depreciation expense was approximately $1.1 million and $1.2 million for the three months ended April 30, 2025 and 2024, respectively. Property and equipment at April 30, 2025 and January 31, 2025 consisted of the following:

	As of
	April 30, 2025	January 31, 2025
	(in thousands)
Computer hardware and software	$27,420	$25,730
Tools and equipment	8,680	8,625
Furniture and fixtures	1,407	1,376
Leasehold improvements	3,459	3,455
Construction in progress	790	307
	41,756	39,493
Less: accumulated depreciation and amortization	(31,508)	(30,409)
Total property and equipment, net	$10,248	$9,084

5. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of April 30, 2025, software license liabilities of approximately $6.1 million were recorded in accrued and other current liabilities and approximately $0.4 million were recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of April 30, 2025 and January 31, 2025 were as follows:

	As of April 30, 2025			As of January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$47,254	$(22,130)	$25,124	$45,051	$(18,755)	$26,296
Developed technology	21,200	(10,746)	10,454	21,200	(9,989)	11,211
Customer relationships	13,200	(5,133)	8,067	13,200	(4,767)	8,433
Trade name	2,500	(1,250)	1,250	2,500	(1,161)	1,339
Total intangible assets, net	$84,154	$(39,259)	$44,895	$81,951	$(34,672)	$47,279

During the three months ended April 30, 2025, there were approximately $2.5 million of software licenses purchased and approximately $0.3 million of software licenses retired. The amortization expense associated with software licenses was approximately $3.5 million and $3.0 million for the three months ended April 30, 2025 and 2024, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $1.2 million for the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, the Company has not commenced amortization with respect to approximately $5.7 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to the intangible assets as of April 30, 2025 is as follows:

As of
April 30, 2025
Fiscal Year	(in thousands)
2026 (9 months remaining)	$11,405
2027	8,565
2028	7,282
2029	5,925
2030	3,532
Thereafter	8,186
Total future amortization expenses:	$44,895

Goodwill and intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that they may be impaired. There were no goodwill and intangible asset impairments for the three months ended April 30, 2025 and 2024, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at April 30, 2025 and January 31, 2025 consisted of the following:

	As of
	April 30, 2025	January 31, 2025
	(in thousands)
Accrued employee compensation	$14,502	$22,941
Accrued product development costs	34,237	32,929
Software license liabilities, current	6,100	7,021
Development deposit liability	13,500	13,500
Other accrued liabilities	5,140	4,390
Total accrued and other current liabilities	$73,479	$80,781

The accrued employee compensation primarily consists of accrued payroll and accrued employee benefits, as well as employee stock purchase plan withholding. For the three months ended April 30, 2025, approximately $9.8 million of annual bonus was paid, of which $3.7 million was paid in cash and $6.1 million was settled with fully vested restricted stock units. The $13.5 million of development deposit liability represents a cash advance from a customer for funding a development project that is subject to certain refund conditions.

7. Leases

There were no material lease agreements entered into, or modified, during the three months ended April 30, 2025. The operating lease expense was approximately $0.9 million and $1.0 million for the three months ended April 30, 2025 and 2024, respectively. The Company's short-term leases and finance leases were not material as of April 30, 2025 and January 31, 2025, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Cash paid for operating leases included in operating cash flows	$971	$983
Operating lease assets obtained in exchange for lease obligations	$66	$—

As of April 30, 2025, the weighted average remaining lease term is 2.12 years, and the weighted average discount rate is 3.38 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
April 30, 2025
Fiscal Year	(in thousands)
2026 (9 months remaining)	$1,967
2027	1,644
2028	821
2029	26
2030	26
Thereafter	19
Total future annual minimum lease payments	4,503
Less: interest	(112)
Total lease liabilities	$4,391

8. Deferred Revenue

Deferred revenue is primarily related to nonrecurring engineering (NRE) charges that are either invoiced or paid but for which the related performance obligations are not yet satisfied, as well as, for product shipments, a portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. During the three months ended April 30, 2025 and 2024, the amount recognized as revenue that was included in the deferred revenue balance at the end of prior fiscal year was approximately $5.2 million and $0.4 million, respectively.

As of April 30, 2025, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of NRE project service agreements and product purchase orders with original contract duration of more than one year, was approximately $50.1 million, of which approximately 92% is expected to be recognized within the next 12 months. This does not include amounts from contracts that have an original expected contract duration of one year or less.

9. Other Long-Term Liabilities

Other long-term liabilities at April 30, 2025 and January 31, 2025 consisted of the following:

	As of
	April 30, 2025	January 31, 2025
	(in thousands)
Unrecognized tax benefits, including interest	$1,022	$1,008
Deferred tax liabilities	694	695
Software license liabilities, non-current	448	2,420
Other long-term liabilities	131	3
Total other long-term liabilities	$2,295	$4,126

10. Capital Stock

Preference shares

There were no preference shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively.

Ordinary shares

In the first quarter of fiscal year 2026, the Company added 524,549 shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on February 1st of each fiscal year, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2025 and January 31, 2025, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of
	April 30, 2025	January 31, 2025
Shares reserved for options, restricted stock and restricted stock units under equity plans	4,616,524	4,991,570
Shares reserved for employee stock purchase plan	4,062,385	3,636,591

Share repurchase program

During the three months ended April 30, 2025, the Company repurchased a total of 24,152 shares for approximately $1.0 million in cash. As of April 30, 2025, there was approximately $48.0 million available for repurchases under the current repurchase program through June 30, 2025. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Stock-based compensation:
Cost of revenue	$951	$607
Research and development	17,585	17,621
Selling, general and administrative	7,594	7,808
Total stock-based compensation	$26,130	$26,036

As of April 30, 2025, approximately $1.3 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested stock options at April 30, 2025 was $0.4 million and is expected to be recognized over a weighted-average period of 0.11 years. Total unrecognized compensation cost related to unvested restricted stock units at April 30, 2025 was approximately $160.1 million and is expected to be recognized over a weighted-average period of 2.38 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2025	2024
Employee stock purchase plan awards:
Volatility	54%	39%
Risk-free interest rate	4.29%	5.38%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

The following table summarizes stock option activities for the period indicated:

	Options Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2025	226,616	$52.20
Exercised	(12,905)	44.38		$343
Expired	(4,600)	64.39
Outstanding at April 30, 2025	209,111	52.42			2.82	$930
Exercisable at April 30, 2025	204,454	$52.94			2.76	$843

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on April 30, 2025 was $47.99, as reported by The Nasdaq Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2025	2,645,379	$71.84
Granted	501,725	67.13
Vested	(362,141)	71.78
Forfeited	(144,799)	95.19
Unvested at April 30, 2025	2,640,164	$69.68

As of April 30, 2025, the aggregate intrinsic value of unvested restricted stock units was $126.7 million.

12. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(24,328)	$(37,932)
Denominator:
Weighted-average ordinary shares - basic	42,219,972	40,774,991
Weighted-average ordinary shares - diluted	42,219,972	40,774,991
Net loss per ordinary share:
Basic	$(0.58)	$(0.93)
Diluted	$(0.58)	$(0.93)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2025	2024
Options to purchase ordinary shares	92,800	218,909
Restricted stock units	761,559	2,091,060
Employee stock purchase plan	13,319	9,229
	867,678	2,319,198

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Loss before income taxes	$(23,683)	$(37,174)
Provision for income taxes	645	758
Effective tax rate	(2.7)%	(2.0)%

The Company recorded an expense for income taxes of $0.6 million and $0.8 million for the three months ended April 30, 2025 and 2024, respectively. The decrease in income tax expense for the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, was primarily due to changes in losses in foreign operations.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The Company’s fiscal years 2022 through 2025 are generally open and subject to potential examination by U.S. federal tax authorities. The Company’s fiscal years 2021 through 2025 are generally open and subject to potential examination by state tax authorities. The Company’s fiscal years 2018 to 2025 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2025, the gross amount of unrecognized tax benefits was approximately $20.6 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. At this time the Company is not able to reasonably estimate the amount of tax reserve that will reverse within the next 12 months.

14. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of April 30, 2025 and January 31, 2025, total manufacturing purchase commitments were approximately $54.6 million and $56.4 million, respectively. On a quarterly basis, the Company also reviews and assesses the need for any expected loss liabilities for products that it does not expect to sell for which it has committed purchases from suppliers and records the liabilities in accrued and other current liabilities in the condensed consolidated balance sheets. There were no material loss liabilities recorded in the condensed consolidated balance sheets from adverse purchase commitments as of April 30, 2025 and January 31, 2025, respectively.

Other Commitments

There have been no material changes to other commitments as compared to the other commitments described in the Company's Annual Report on Form 10-K for the 2025 fiscal year filed with the SEC on March 28, 2025.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of April 30, 2025, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of April 30, 2025 and January 31, 2025, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of April 30, 2025 and January 31, 2025, there were no accruals for contingent liabilities related to such matters recorded in the condensed consolidated balance sheets.

15. Segment Reporting

The Company operates as a single operating and reportable segment and derives substantially all of its revenue from development and sales of low-power AI-based processing and video and image processing SoC solutions. In determination of a reportable segment, the Company considers the research and development deployed, the nature of production process, the distribution channels of SoCs, as well as the Company’s management structure. The Chief Executive Officer of the Company has been identified as the Chief Operating Decision Maker (the CODM) and manages the Company’s operations as a whole. The CODM uses net loss presented on a consolidated basis to evaluate the financial performance and allocate resources. The CODM also monitors budget versus actual results of the operating segment. The measure of reportable segment assets is reported within the condensed consolidated balance sheets as total assets. The accounting policies for the measurement of net loss and total assets of the reportable segment have been described in the Note 1, Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the 2025 fiscal year filed with the SEC on March 28, 2025.

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Taiwan	$53,899	$33,685
Asia Pacific other than Taiwan	16,559	12,750
Europe	8,739	4,199
North America other than United States	5,145	2,770
United States	1,530	1,069
Total revenue	$85,872	$54,473

Substantially all of the Company’s property and equipment were located in the United States, Taiwan, Europe and Asia Pacific region other than Taiwan. As of April 30, 2025, the net amount of these fixed assets located in these regions was approximately $5.1 million, $3.8 million, $1.1 million and $0.2 million, respectively. As of January 31, 2025, the net amount of these fixed assets located in these regions was approximately $3.7 million, $4.0 million, $1.1 million and $0.3 million, respectively.

Additional Segment Information

The following table presents the significant segment expenses included in the condensed consolidated net loss for the periods indicated:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Total revenue	$85,872	$54,473
Less cost and expense:
Product cost	32,628	19,949
Employee-related	31,459	28,383
Stock-based compensation	26,130	26,036
Semiconductor development cost	6,772	6,374
Tools & equipment	8,066	5,373
Professional services	3,687	4,374
Facilities-related	2,662	2,767
Other segment items (a)	956	1,469
Interest income	(2,160)	(2,320)
Net loss	$(24,328)	$(37,932)

(a) The other segment items include amortization of intangible assets acquired from business combinations, non-operating (income) expenses, income tax provision (benefit) and other immaterial items.

Major Customers

For the three months ended April 30, 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 63% of total revenue. For the three months ended April 30, 2024, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 62% and 13% of total revenue, respectively. Accounts receivable with WT was approximately $13.5 million and $12.3 million as of April 30, 2025 and January 31, 2025, respectively.

16. Subsequent Events

On May 29, 2025, the Company announced that its Board of Directors had approved an extension of the Company's existing share repurchase program for an additional twelve months through June 30, 2026. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. As of June 3, 2025, there was approximately $48.0 million available for repurchases under the repurchase program through June 30, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2025 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2025 fiscal year filed with the Securities and Exchange Commission, or SEC, on March 28, 2025.

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

Financial Highlights

•
We recorded revenue of $85.9 million for the three months ended April 30, 2025. This represented an increase of 57.6% as compared to the same period in the prior fiscal year. The increase in revenue was primarily attributable to higher product unit shipments, an increased percentage of our sales from higher value AI inference processors which contribute to a higher average selling price, as well as higher nonrecurring engineering (NRE) project service revenue.
•
We recorded an operating loss of $25.9 million for the three months ended April 30, 2025, as compared to an operating loss of $39.4 million for the three months ended April 30, 2024. This reduction in operating loss was primarily attributable to higher revenue and consequently, higher gross profit, partially offset by an increase in operating expenses. The increase in operating expenses primarily related to higher personnel and engineering-related costs, including chip development costs and tools and equipment expenses.
•
We generated cash flows from operating activities of $14.8 million for the three months ended April 30, 2025, as compared to cash outflows of $15.0 million for the three months ended April 30, 2024. The increase in cash flows from operating activities was primarily attributable to reduced net loss adjusted for certain non-cash items, higher collections of accounts receivable associated with the timing of sales and increased liabilities associated with the timing of payments to our vendors, partially offset by increased inventory purchase as a result of higher demand from customers.
•
During the three months ended April 30, 2025, we repurchased a total of 24,152 of our ordinary shares for approximately $1.0 million in cash. The repurchased shares were recorded as authorized but unissued shares. As of April 30, 2025, there was approximately $48.0 million available for repurchases through June 30, 2025.

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

Ability to Develop and Introduce New or Enhanced Solutions. We operate in a dynamic environment characterized by rapidly changing technologies and technological obsolescence. To compete successfully, we must design, develop, market and sell enhanced solutions with increased levels of performance and functionality that meet the expectations of our customers, including advanced process technologies. As such, we continuously invest in our research and development projects, especially AI and computer vision technologies. However, failure to anticipate or timely develop new or enhanced solutions in response to technology shifts and trends could result in decreased revenue and our competitors achieving design wins we sought. In addition, our ability to successfully develop new and enhanced solutions depends on our continuing ability to hire, train, motivate and retain highly skilled engineers, which is not ensured. Moreover, any reliability or quality problems with our solutions could harm our reputation, increase additional development and replacement costs, and prevent us from retaining existing customers and attracting new customers.

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

Impact of Global Supply Chain Conditions on Our Business. The semiconductor industry faced significant global supply chain challenges over the past few years. Supply chain issues can impact our business as they relate to both our suppliers and our customers. Recent supply chain challenges have largely subsided but may recur in future periods with changes in the macro-economic environment, including potential retaliatory tariffs and restrictions on exports to foreign locations due to the recent imposition of tariffs by the U.S. Government on imports.

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2025	2024

Revenue	$85,872	$54,473
Cost of revenue	34,336	21,313
Gross profit	51,536	33,160
Operating expenses:
Research and development	58,819	54,137
Selling, general and administrative	18,575	18,468
Total operating expenses	77,394	72,605
Loss from operations	(25,858)	(39,445)
Other income, net	2,175	2,271
Loss before income taxes	(23,683)	(37,174)
Provision for income taxes	645	758
Net loss	$(24,328)	$(37,932)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2025	2024
Revenue	100%	100%
Cost of revenue	40	39
Gross profit	60	61
Operating expenses:
Research and development	68	99
Selling, general and administrative	22	34
Total operating expenses	90	133
Loss from operations	(30)	(72)
Other income, net	3	4
Loss before income taxes	(27)	(68)
Provision for income taxes	1	2
Net loss	(28)%	(70)%

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

Comparison of the Three Months Ended April 30, 2025 and 2024

Revenue

	Three Months Ended April 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$85,872	$54,473	$31,399	57.6%

Revenue increased for the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, primarily due to higher product unit shipments, an increased percentage of our sales from higher value AI inference processors which contribute to a higher average selling price, as well as higher NRE project service revenue.

Gross Margin

	Three Months Ended April 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Gross margin	60.0%	60.9%	—	(0.9)%

Gross margin decreased for the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, primarily due to higher manufacturing costs associated with advanced process technologies and lower sales of previously reserved inventory, partially offset by an increase in high margin NRE project service revenue.

Research and Development

	Three Months Ended April 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$58,819	$54,137	$4,682	8.6%

Research and development expense increased for the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, primarily due to approximately $2.5 million of higher personnel costs, including stock-based compensation, employee benefits and incentive bonus, as a result of higher headcount, and approximately $2.2 million of additional engineering-related expenses associated with the progress and number of chips in development.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Selling, general and administrative	$18,575	$18,468	$107	0.6%

Selling, general and administrative expense increased marginally for the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, primarily due to approximately $0.4 million of higher personnel costs, including stock-based compensation, employee benefits and incentive bonus, partially offset by approximately $0.2 million of lower travel and facility-related expenses.

Other Income, Net

	Three Months Ended April 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Other income, net	$2,175	$2,271	$(96)	(4.2)%

The marginal decrease in other income, net, for the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, was primarily due to lower yields from our cash deposits and debt security investments.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Provision for income taxes	$645	$758	$(113)	(14.9)%
Effective tax rate	(2.7)%	(2.0)%	—	(0.7)%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The decrease in income tax expense for the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, was primarily due to changes in losses in foreign operations.

Liquidity and Capital Resources

As of April 30, 2025, we had cash, cash equivalents and marketable debt securities of approximately $259.4 million. We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$14,801	$(14,951)
Net cash provided by (used in) investing activities	(16,154)	2,135
Net cash used in financing activities	(1,550)	(288)
Net decrease in cash, cash equivalents and restricted cash	$(2,903)	$(13,104)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities increased for the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, primarily attributable to reduced net loss adjusted for certain non-cash items, higher collections of accounts receivable associated with the timing of sales and increased liabilities associated with the timing of payments to our vendors, partially offset by increased inventory purchase as a result of higher demand from customers.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased for the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, primarily attributable to approximately $14.9 million of additional net cash payments for our debt security investments and approximately $3.4 million additional payments for the purchase of capital assets and software licenses.

Net Cash Used in Financing Activities

Net cash used in financing activities increased for the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, primarily due to approximately $1.0 million of cash payment for the repurchase of ordinary shares and $0.3 million of less cash received from stock activities.

Share Repurchase Program

On May 29, 2025, we announced that our Board of Directors had approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2026. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of April, 2025, we had purchase obligations with our independent contract manufacturers of $54.6 million.

Except as described above, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 30, 2025, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2025 fiscal year filed with the SEC on March 28, 2025.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk as described in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the 2025 fiscal year filed with the SEC on March 28, 2025.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of April 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the COVID-19 global pandemic, various restrictions were put in place causing a temporary decline in demand for certain items. As restrictions began easing across the world, an increase in demand for products containing semiconductor chips exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry, which resulted in a lengthening of the manufacturing lead time for our products and impacting the normal forecasting and ordering patterns of our customers. To the extent customers faced supply chain issues with respect to other components needed to pair with our products in order to produce their end products, such customers delayed orders of our products or held inventory of our products for longer periods of time, resulting in a decline in our revenue. Customers may experience or cause similar delays in the future. With respect to our suppliers, we experienced supply constraints for certain chips from Samsung Electronics Corporation (“Samsung”) and we may experience similar issues in the future. While these supply chain challenges have largely subsided, we remain dependent on a global supply chain that can be affected by many factors, including macroeconomic conditions and geopolitical factors such as trade wars and tariffs, and we may face similar issues in the future.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2025, the customer representing 10% or more of our revenue was WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, accounted for approximately 63% of total revenue. For the three months ended April 30, 2025, the customer representing 10% or more of our revenue was WT, which accounted for approximately 63% of total revenue. In addition, we believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 59% of our total revenue in fiscal year 2025 and accounted for approximately 64% of our total revenue for the three months ended April 30, 2025. We believe that our operating results in the near term will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Our customers generally take a considerable amount of time to evaluate our solutions. The typical time from early engagement by our sales force to actual product introduction runs from 12 to 18 months for IoT markets and potentially significantly longer in the OEM automotive, robotics and industrial markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could harm our financial results, as we may have incurred significant expense and generated no revenue. If we were unable to generate revenue after incurring substantial expenses to develop any of our solutions, our business would suffer.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was approximately $226.1 million, $215.1 million and $204.9 million in fiscal years 2025, 2024 and 2023, respectively. For the three months ended April 30, 2025, our research and development expense was approximately $58.8 million. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target key markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue. In addition, the U.S. government recently introduced regulations that require notification of, or prohibit certain transactions with entities in China or with linkages to China, which could apply to certain intracompany activities between a U.S. based corporation and its China subsidiaries that support research and development activities, which could limit our ability to carry out certain research and development activities in China.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our future revenues and collection of accounts receivable. For the fiscal year ended January 31, 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 63% of total revenue. As of January 31, 2025, accounts receivable with WT was approximately $12.3 million. For the three months ended April 30, 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 63% of total revenue. As of April 30, 2025, accounts receivable with WT was approximately $13.5 million. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results and cash flows would be negatively impacted.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia and we anticipate that this will continue. Sales to customers in Asia accounted for approximately 85%, 79% and 79% of our total revenue in fiscal years 2025, 2024 and 2023, respectively. For the three months ended April 30, 2025, sales to customers in Asia accounted for approximately 82% of total revenue. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of April 30, 2025, we had approximately $118.1 million invested in marketable debt securities. The debt security investments primarily consisted of commercial paper, corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the pandemics or widespread public health problems, the Eurozone crisis, the U.S. debt ceiling crisis, and imposition of tariffs, which affected various sectors of the financial markets and led to global credit and liquidity issues. We regularly maintain cash balances that are not insured or are in excess of the Federal Deposit Insurance Corporation’s (FDIC) insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 63%, 53% and 57% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2025, 2024 and 2023, respectively, and approximately 63% of our revenue was derived from sales through WT for the three months ended April 30, 2025.We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

General trade tensions between the United States and China have been escalating, which has, in our view, created and will perpetuate an uncertain business environment. Tariffs on Chinese-origin products increased and may do so further. The specific duty rates have fluctuated, with the United States imposing, revoking, and postponing various tariffs. Similarly, China has taken measures in response, including increased tariffs on U.S. products and the imposition of new export controls on rare earth metals, critical minerals, and other items. Though certain items have been exempted from some of these recent U.S. tariff actions, including computers, semiconductors and other consumer electronics, the risk of additional U.S. tariffs has materially increased in light of recent comments and new Section 232 investigations opened by the U.S. presidential administration.

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

We have significant business operations in Taiwan, including 350 employees as of April 30, 2025, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

Changes in applicable tax laws, or effective tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our results.

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

In addition, the Organization for Economic Co-operation and Development has been working on a Base Erosion and Profit Shifting Project and has been issuing guidelines and proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Many of these changes have been or are in the process of being adopted by numerous countries and could materially and adversely affect our provision for income taxes. One proposal, which has been enacted or is being considered by many jurisdictions, is a framework that ensures an effective global minimum tax rate of 15% on certain multinationals that meet a consolidated revenues threshold of EUR 750 million or equivalent annually (“Pillar Two”). The Company believes that its consolidated revenues have not exceeded the relevant annual threshold. In addition, the U.S. has withdrawn support for Pillar Two and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our effective tax rate, operating results, and cash flow.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a PFIC for our 2026 fiscal year. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2027 fiscal year or any future taxable year. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares, which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the three months ended April 30, 2025:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
			Purchased as	Yet Be Purchased
			Part of Publicly	Under the Plans
	Total Number	Average Price	Announced	or Programs
	of Shares	Paid Per Share	Plans or	(in millions)
Period	Purchased (i)	(ii)	Programs (i)	(i)
February 1, 2025 to February 28, 2025	—	—	—	$49.0
March 1, 2025 to March 31, 2025	—	—	—	$49.0
April 1, 2025 to April 30, 2025	24,152	$41.38	24,152	$48.0
Total	24,152	$41.38	24,152	$48.0

(i)
On May 29, 2025, we announced that our Board of Directors had approved an extension of the existing $50.0 million share repurchase program for an additional twelve months through June 30, 2026. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of April 30, 2025, we had repurchased an aggregate amount of $2.0 million of our ordinary shares, and we had approximately $48.0 million available to repurchase shares under the program through June 30, 2026.
(ii)
The average price paid per share is calculated by total cash utilized (excluding commission) divided by total shares repurchased during the period.

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our fiscal quarter ending April 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1(2)*	Description of Executive Bonus Plan for Fiscal Year 2026.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
(2)	Incorporated by reference to the Form 8-K filed on February 28, 2025.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

AMBARELLA, INC.

Date: June 3, 2025	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 3, 2025	By:	/s/ John A. Young
John A. Young
Chief Financial Officer