Form 10-Q
period 2025-07-31
AMBARELLA INC
filed 2025-09-03
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ______

Commission file number: 001-35667

AMBARELLA, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0459628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Tasman Drive Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

(408) 734-8888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $0.00045 Par Value Per Share	AMBA	The Nasdaq Global Select Market

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

The number of ordinary shares of the Registrant outstanding as of August 31, 2025 was 42,689,006 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	July 31,	January 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$142,739	$144,622
Marketable debt securities	118,444	105,643
Accounts receivable, net	42,896	29,767
Inventories	33,808	34,428
Restricted cash	442	7
Prepaid expenses and other current assets	5,543	6,084
Total current assets	343,872	320,551
Property and equipment, net	10,092	9,084
Intangible assets, net	41,879	47,279
Operating lease right-of-use assets, net	3,500	5,188
Goodwill	303,625	303,625
Other non-current assets	3,463	3,241
Total assets	$706,431	$688,968
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	26,783	21,775
Accrued and other current liabilities	76,190	80,781
Operating lease liabilities, current	1,774	2,829
Income taxes payable	1,713	1,383
Deferred revenue, current	19,482	14,226
Total current liabilities	125,942	120,994
Operating lease liabilities, non-current	1,668	2,436
Other long-term liabilities	2,301	4,126
Total liabilities	129,911	127,556
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2025 and January 31, 2025, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 42,674,711 and 41,963,959 shares issued and outstanding at July 31, 2025 and January 31, 2025, respectively	19	19
Additional paid-in capital	872,822	813,683
Accumulated other comprehensive income (loss)	59	(233)
Accumulated deficit	(296,380)	(252,057)
Total shareholders’ equity	576,520	561,412
Total liabilities and shareholders' equity	$706,431	$688,968

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue	$95,511	$63,724	$181,383	$118,197
Cost of revenue	39,280	24,983	73,616	46,296
Gross profit	56,231	38,741	107,767	71,901
Operating expenses:
Research and development	59,734	56,760	118,553	110,897
Selling, general and administrative	18,486	18,268	37,061	36,736
Total operating expenses	78,220	75,028	155,614	147,633
Loss from operations	(21,989)	(36,287)	(47,847)	(75,732)
Other income, net	2,247	2,145	4,422	4,416
Loss before income taxes	(19,742)	(34,142)	(43,425)	(71,316)
Provision for income taxes	253	747	898	1,505
Net loss	$(19,995)	$(34,889)	$(44,323)	$(72,821)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.47)	$(0.85)	$(1.05)	$(1.78)
Diluted	$(0.47)	$(0.85)	$(1.05)	$(1.78)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	42,546,979	41,129,754	42,383,475	40,952,373
Diluted	42,546,979	41,129,754	42,383,475	40,952,373

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net loss	$(19,995)	$(34,889)	$(44,323)	$(72,821)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	(267)	407	292	18
Other comprehensive income (loss), net of tax	(267)	407	292	18
Comprehensive loss	$(20,262)	$(34,482)	$(44,031)	$(72,803)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive Income
	Shares	Amount	Capital	(Loss)	Accumulated Deficit	Total
Balance--January 31, 2025	41,963,959	$19	$813,683	$(233)	$(252,057)	$561,412
Issuance of shares through employee equity plans	375,046	—	6,713	—	—	6,713
Issuance of shares through employee stock purchase plan	98,755	—	4,479	—	—	4,479
Stock repurchase	(24,152)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense	—	—	24,881	—	—	24,881
Other comprehensive income (loss) - net of tax	—	—	—	559	—	559
Net loss	—	—	—	—	(24,328)	(24,328)
Balance--April 30, 2025	42,413,608	19	848,756	326	(276,385)	572,716
Issuance of shares through employee equity plans	261,103	—	170	—	—	170
Stock-based compensation expense	—	—	23,896	—	—	23,896
Other comprehensive income (loss) - net of tax	—	—	—	(267)	—	(267)
Net loss	—	—	—	—	(19,995)	(19,995)
Balance--July 31, 2025	42,674,711	$19	$872,822	$59	$(296,380)	$576,520

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive income
	Shares	Amount	Capital	(Loss)	Accumulated Deficit	Total
Balance--January 31, 2024	40,520,558	$18	$694,967	$(183)	$(134,931)	$559,871
Issuance of shares through employee equity plans	367,413	—	4,237	—	—	4,237
Issuance of shares through employee stock purchase plan	97,074	—	4,055	—	—	4,055
Stock-based compensation expense	—	—	25,583	—	—	25,583
Other comprehensive income (loss) - net of tax	—	—	—	(389)	—	(389)
Net loss	—	—	—	—	(37,932)	(37,932)
Balance--April 30, 2024	40,985,045	18	728,842	(572)	(172,863)	555,425
Issuance of shares through employee equity plans	287,626	1	1,014	—	—	1,015
Stock-based compensation expense	—	—	25,593	—	—	25,593
Other comprehensive income (loss) - net of tax	—	—	—	407	—	407
Net loss	—	—	—	—	(34,889)	(34,889)
Balance--July 31, 2024	41,272,671	$19	$755,449	$(165)	$(207,752)	$547,551

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(44,323)	$(72,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,384	12,755
Amortization (accretion) of premium (discount) on marketable debt securities, net	(128)	(371)
Stock-based compensation	51,318	53,648
Deferred income taxes	(174)	71
Other non-cash items, net	34	509
Changes in operating assets and liabilities:
Accounts receivable	(13,129)	1,790
Inventories	597	(1,422)
Prepaid expenses and other current assets	541	176
Other non-current assets	(48)	141
Accounts payable	7,252	(9,060)
Accrued and other current liabilities	1,195	14,692
Income taxes payable	330	(732)
Deferred revenue	5,307	4,258
Operating lease liabilities	(1,945)	(1,987)
Other long-term liabilities	96	140
Net cash provided by operating activities	20,307	1,787
Cash flows from investing activities:
Purchase of investments	(34,569)	(8,261)
Sales of investments	4,647	9,239
Maturities of investments	17,511	8,475
Purchase of tangible and intangible assets	(8,688)	(3,696)
Net cash provided by (used in) investing activities	(21,099)	5,757
Cash flows from financing activities:
Stock repurchase	(1,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	4,893	5,950
Long-term financing payment for intangible assets	(4,549)	(4,483)
Net cash provided by (used in) financing activities	(656)	1,467
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,448)	9,011
Cash, cash equivalents and restricted cash at beginning of period	144,629	144,921
Cash, cash equivalents and restricted cash at end of period	$143,181	$153,932
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$838	$1,752
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$2,227	$333

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

A substantial portion of the Company’s revenue is derived from sales through two of its distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as its non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Hakuto Co., Ltd., or Hakuto, a Japanese distributor, and to one ODM, Chicony Electronics Co., Ltd., or Chicony, which manufactures devices incorporating the Company’s solutions on behalf of multiple end-customers. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 15 for additional information regarding revenue and credit concentration with these customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable. The Company maintains its cash primarily in checking accounts with reputable financial institutions. Cash deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of its cash. In order to limit the exposure of each investment, the cash equivalents and marketable debt securities consist primarily of money market funds, fixed deposits, corporate bonds, asset-backed securities and U.S. government securities which management assesses to be highly liquid. The Company does not hold or issue financial instruments for trading purposes.

The Company performs ongoing credit evaluation of its customers and adjusts credit limits based upon payment history and customers’ credit worthiness. The Company regularly monitors collections and payments from its customers.

Restricted Cash

In the first quarter of fiscal year 2026, the Company entered into a Letter of Credit of approximately $0.4 million with a financial institution as collateral for the security deposit on its new office lease located in Santa Clara, California. Refer to Note 8, Leases, of the Notes to Consolidated Financial Statements for detailed lease information included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 . The Letter of Credit is irrevocable for one year, during which the Company has the obligation to maintain the full amount of the Letter of Credit. The restricted cash also includes those amounts required to be set aside to secure certain transactions in a foreign entity. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	July 31, 2025	January 31, 2025	July 31, 2024	January 31, 2024
	(in thousands)
Cash and cash equivalents	$142,739	$144,622	$153,925	$144,914
Restricted cash	442	7	7	7
Total as presented in the condensed consolidated statements of cash flows	$143,181	$144,629	$153,932	$144,921

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This new guidance simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers, and allows all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The new guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this new guidance on its consolidated financial statements and disclosures.

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

	As of July 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$861	$—	$—	$861
Fixed deposits	7,001	—	—	7,001
Corporate bonds	61,601	164	(37)	61,728
Asset-backed securities	20,364	25	(27)	20,362
U.S. government securities	36,420	47	(113)	36,354
Total cash equivalents and marketable debt securities	$126,247	$236	$(177)	$126,306

	As of January 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$849	$—	$—	$849
Fixed deposits	3,000	—	—	3,000
Corporate bonds	55,138	111	(123)	55,126
Asset-backed securities	20,412	20	(67)	20,365
U.S. government securities	30,326	8	(182)	30,152
Total cash equivalents and marketable debt securities	$109,725	$139	$(372)	$109,492

The following table provides the breakdown of unrealized losses as of July 31, 2025 and January 31, 2025, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of July 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$20,568	$(37)	$568	$—	$21,136	$(37)
Asset-backed securities	8,037	(25)	2,174	(2)	10,211	(27)
U.S. government securities	25,679	(113)	—	—	25,679	(113)
Total marketable debt securities at loss position	$54,284	$(175)	$2,742	$(2)	$57,026	$(177)

	As of January 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$23,200	$(116)	$2,144	$(7)	$25,344	$(123)
Asset-backed securities	8,052	(51)	4,343	(16)	12,395	(67)
U.S. government securities	20,380	(169)	4,809	(13)	25,189	(182)
Total marketable debt securities at loss position	$51,632	$(336)	$11,296	$(36)	$62,928	$(372)

	As of
	July 31, 2025	January 31, 2025
	(in thousands)
Included in cash equivalents	$7,862	$3,849
Included in marketable debt securities	118,444	105,643
Total cash equivalents and marketable debt securities	$126,306	$109,492

The contractual maturities of the investments at July 31, 2025 and January 31, 2025 were as follows:

	As of
	July 31, 2025	January 31, 2025
	(in thousands)
Due within one year	$31,781	$35,405
Due in 1 - 5 years	94,068	74,087
Due in 5 - 15 years	457	—
Total cash equivalents and marketable debt securities	$126,306	$109,492

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. The Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The credit-related losses were not material for the three and six months ended July 31, 2025 and 2024, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of July 31, 2025 and January 31, 2025, respectively:

	As of July 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$861	$861	$—	$—
Fixed deposits	7,001	7,001	—	—
Corporate bonds	61,728	—	61,728	—
Asset-backed securities	20,362	—	20,362	—
U.S. government securities	36,354	—	36,354	—
Total cash equivalents and marketable debt securities	$126,306	$7,862	$118,444	$—

	As of January 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$849	$849	$—	$—
Fixed deposits	3,000	3,000	—	—
Corporate bonds	55,126	—	55,126	—
Asset-backed securities	20,365	—	20,365	—
U.S. government securities	30,152	—	30,152	—
Total cash equivalents and marketable debt securities	$109,492	$3,849	$105,643	$—

3. Inventories

Inventories at July 31, 2025 and January 31, 2025 consisted of the following:

	As of
	July 31, 2025	January 31, 2025
	(in thousands)
Work-in-progress	$22,234	$20,546
Finished goods	11,574	13,882
Total	$33,808	$34,428

4. Property and Equipment, Net

Depreciation expense was approximately $1.2 million and $1.2 million for the three months ended July 31, 2025 and 2024, respectively, and was approximately $2.3 million and $2.4 million for the six months ended July 31, 2025 and 2024, respectively. Property and equipment at July 31, 2025 and January 31, 2025 consisted of the following:

	As of
	July 31, 2025	January 31, 2025
	(in thousands)
Computer hardware and software	$27,488	$25,730
Tools and equipment	9,226	8,625
Furniture and fixtures	1,409	1,376
Leasehold improvements	3,464	3,455
Construction in progress	861	307
	42,448	39,493
Less: accumulated depreciation and amortization	(32,356)	(30,409)
Total property and equipment, net	$10,092	$9,084

5. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of July 31, 2025, software license liabilities of approximately $4.8 million were recorded in accrued and other current liabilities and approximately $0.4 million were recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of July 31, 2025 and January 31, 2025 were as follows:

	As of July 31, 2025			As of January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$46,891	$(23,569)	$23,322	$45,051	$(18,755)	$26,296
Developed technology	21,200	(11,504)	9,696	21,200	(9,989)	11,211
Customer relationships	13,200	(5,500)	7,700	13,200	(4,767)	8,433
Trade name	2,500	(1,339)	1,161	2,500	(1,161)	1,339
Total intangible assets, net	$83,791	$(41,912)	$41,879	$81,951	$(34,672)	$47,279

The amortization expense associated with software licenses was approximately $3.3 million and $3.0 million for the three months ended July 31, 2025 and 2024, respectively, and was approximately $6.8 million and $6.0 million for the six months ended July 31, 2025 and 2024, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $1.2 million for the three months ended July 31, 2025 and 2024, respectively, and was approximately $2.4 million and $2.4 million for the six months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, the Company has not commenced amortization with respect to approximately $7.0 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to the intangible assets as of July 31, 2025 is as follows:

As of
July 31, 2025
Fiscal Year	(in thousands)
2026 (6 months remaining)	$6,945
2027	8,579
2028	7,419
2029	6,125
2030	3,726
Thereafter	9,085
Total future amortization expenses:	$41,879

Goodwill and intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that they may be impaired. There were no goodwill and intangible asset impairments for the three and six months ended July 31, 2025 and 2024, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at July 31, 2025 and January 31, 2025 consisted of the following:

	As of
	July 31, 2025	January 31, 2025
	(in thousands)
Accrued employee compensation	$20,732	$22,941
Accrued product development costs	32,159	32,929
Software license liabilities, current	4,759	7,021
Development deposit liability	13,500	13,500
Other accrued liabilities	5,040	4,390
Total accrued and other current liabilities	$76,190	$80,781

The accrued employee compensation primarily consists of accrued payroll and accrued employee benefits, as well as employee stock purchase plan withholding. In the first quarter of fiscal year 2026, approximately $9.8 million of annual bonus was paid, of which $3.7 million was paid in cash and $6.1 million was settled with fully vested restricted stock units. The $13.5 million of development deposit liability represents a cash advance from a customer for funding a development project that is subject to certain refund conditions.

7. Leases

There were no material lease agreements entered into, or modified, during the six months ended July 31, 2025. The operating lease expense was approximately $0.9 million and $1.0 million for the three months ended July 31, 2025 and 2024, respectively, and was approximately $1.8 million and $2.0 million for the six months ended July 31, 2025 and 2024, respectively. The Company's short-term leases and finance leases were not material as of July 31, 2025 and January 31, 2025, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Cash paid for operating leases included in operating cash flows	$974	$1,004	$1,945	$1,987
Operating lease assets obtained in exchange for lease obligations	$66	$3,335	$66	$3,335

As of July 31, 2025, the weighted average remaining lease term is 2.16 years, and the weighted average discount rate is 3.25 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
July 31, 2025
Fiscal Year	(in thousands)
2026 (6 months remaining)	$960
2027	1,661
2028	836
2029	27
2030	26
Thereafter	20
Total future annual minimum lease payments	3,530
Less: interest	(88)
Total lease liabilities	$3,442

8. Deferred Revenue

Deferred revenue is primarily related to nonrecurring engineering (NRE) charges that are either invoiced or paid but for which the related performance obligations are not yet satisfied, as well as, for product shipments, a portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. During the six months ended July 31, 2025 and 2024, the amount recognized as revenue that was included in the deferred revenue balance at the end of prior fiscal year was approximately $7.7 million and $0.6 million, respectively.

As of July 31, 2025, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of NRE project service agreements and product purchase orders with original contract duration of more than one year, was approximately $39.2 million, of which approximately 81% is expected to be recognized within the next 12 months. This does not include amounts from contracts that have an original expected contract duration of one year or less.

9. Other Long-Term Liabilities

Other long-term liabilities at July 31, 2025 and January 31, 2025 consisted of the following:

	As of
	July 31, 2025	January 31, 2025
	(in thousands)
Unrecognized tax benefits, including interest	$1,104	$1,008
Deferred tax liabilities	694	695
Software license liabilities, non-current	448	2,420
Other long-term liabilities	55	3
Total other long-term liabilities	$2,301	$4,126

10. Capital Stock

Preference shares

There were no preference shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively.

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

As of July 31, 2025 and January 31, 2025, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of
	July 31, 2025	January 31, 2025
Shares reserved for options, restricted stock and restricted stock units under equity plans	4,355,421	4,991,570
Shares reserved for employee stock purchase plan	4,062,385	3,636,591

Share repurchase program

On May 28, 2025, the Company's Board of Directors approved an extension of the Company's existing share repurchase program for an additional twelve months through June 30, 2026. During the six months ended July 31, 2025, the Company repurchased a total of 24,152 shares for approximately $1.0 million in cash. As of July 31, 2025, there was approximately $48.0 million available for repurchases under the current repurchase program through June 30, 2026. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Stock-based compensation:
Cost of revenue	$780	$833	$1,731	$1,440
Research and development	16,972	18,395	34,557	36,016
Selling, general and administrative	7,436	8,384	15,030	16,192
Total stock-based compensation	$25,188	$27,612	$51,318	$53,648

As of July 31, 2025, approximately $2.6 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested restricted stock units at July 31, 2025 was approximately $137.5 million and is expected to be recognized over a weighted-average period of 2.23 years. Total unrecognized compensation cost related to unvested stock options at July 31, 2025 was immaterial.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Employee stock purchase plan awards:
Volatility	—	—	54%	39%
Risk-free interest rate	—	—	4.29%	5.38%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

The following table summarizes stock option activities for the period indicated:

	Options Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2025	226,616	$52.20
Exercised	(17,284)	42.97		$440
Expired	(9,119)	76.52
Outstanding at July 31, 2025	200,213	51.89			2.65	$3,417
Exercisable at July 31, 2025	200,154	$51.90			2.64	$3,414

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on July 31, 2025 was $66.09, as reported by The Nasdaq Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2025	2,645,379	$71.84
Granted	551,855	65.86
Vested	(618,865)	73.59
Forfeited	(164,827)	91.56
Unvested at July 31, 2025	2,413,542	$68.68

As of July 31, 2025, the aggregate intrinsic value of unvested restricted stock units was $159.5 million.

12. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(19,995)	$(34,889)	$(44,323)	$(72,821)
Denominator:
Weighted-average ordinary shares - basic	42,546,979	41,129,754	42,383,475	40,952,373
Weighted-average ordinary shares - diluted	42,546,979	41,129,754	42,383,475	40,952,373
Net loss per ordinary share:
Basic	$(0.47)	$(0.85)	$(1.05)	$(1.78)
Diluted	$(0.47)	$(0.85)	$(1.05)	$(1.78)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Options to purchase ordinary shares	72,032	206,350	82,416	212,630
Restricted stock units	673,201	1,722,605	717,380	1,906,833
Employee stock purchase plan	6,734	10,097	10,027	9,663
	751,967	1,939,052	809,823	2,129,126

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Loss before income taxes	$(19,742)	$(34,142)	$(43,425)	$(71,316)
Provision for income taxes	253	747	898	1,505
Effective tax rate	(1.3)%	(2.2)%	(2.1)%	(2.1)%

The Company recorded an expense for income taxes of $0.3 million and $0.9 million for the three and six months ended July 31, 2025, respectively. The Company recorded an expense for income taxes of $0.7 million and $1.5 million for the three and six months ended July 31, 2024, respectively. The decreases in income tax expense for the three and six months ended July 31, 2025, as compared to the same periods in the prior fiscal year, were primarily due to a decrease in the proportion of profits generated in the U.S. and reduction in U.S. tax expenses because of the One Big Beautiful Bill Act (OBBBA).

On July 4, 2025, President Trump signed the OBBBA, which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The Company is in the process of evaluating the financial statement impact of these provisions to future periods, but does not expect the OBBBA to have a material impact on its consolidated financial statements.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2025, the gross amount of unrecognized tax benefits was approximately $21.2 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. At this time the Company is not able to reasonably estimate the amount of tax reserve that will reverse within the next 12 months.

14. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of July 31, 2025 and January 31, 2025, total manufacturing purchase commitments were approximately $69.3 million and $56.4 million, respectively. On a quarterly basis, the Company also reviews and assesses the need for any expected loss liabilities for products that it does not expect to sell for which it has committed purchases from suppliers and records the liabilities in accrued and other current liabilities in the condensed consolidated balance sheets. There were no material loss liabilities recorded in the condensed consolidated balance sheets from adverse purchase commitments as of July 31, 2025 and January 31, 2025, respectively.

Other Commitments

There have been no material changes to other commitments as compared to the other commitments described in the Company's Annual Report on Form 10-K for the 2025 fiscal year filed with the SEC on March 28, 2025.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of July 31, 2025, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of July 31, 2025 and January 31, 2025, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of July 31, 2025 and January 31, 2025, there were no accruals for contingent liabilities related to such matters recorded in the condensed consolidated balance sheets.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Taiwan	$68,137	$39,830	$122,036	$73,515
Asia Pacific other than Taiwan	17,789	13,620	34,348	26,370
Europe	4,690	5,744	13,429	9,943
North America other than United States	4,197	3,507	9,342	6,277
United States	698	1,023	2,228	2,092
Total revenue	$95,511	$63,724	$181,383	$118,197

Substantially all of the Company’s property and equipment were located in the United States, Taiwan, Europe and Asia Pacific region other than Taiwan. As of July 31, 2025, the net amount of fixed assets located in these regions was approximately $5.0 million, $3.7 million, $1.1 million and $0.3 million, respectively. As of January 31, 2025, the net amount of these fixed assets located in these regions was approximately $3.7 million, $4.0 million, $1.1 million and $0.3 million, respectively.

Additional Segment Information

The following table presents the significant segment expenses included in the condensed consolidated net loss for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Total revenue	$95,511	$63,724	$181,383	$118,197
Less cost and expense:
Product cost	37,743	23,393	70,371	43,342
Employee-related	32,066	29,079	63,525	57,462
Stock-based compensation	25,188	27,612	51,318	53,648
Semiconductor development cost	7,829	6,230	14,601	12,604
Tools & equipment	7,361	6,596	15,427	11,969
Professional services	3,804	3,768	7,491	8,142
Facilities-related	2,886	2,697	5,548	5,464
Other segment items (a)	823	1,334	1,779	2,803
Interest income	(2,194)	(2,096)	(4,354)	(4,416)
Net loss	$(19,995)	$(34,889)	$(44,323)	$(72,821)

(a) The other segment items include amortization of intangible assets acquired from business combinations, non-operating (income) expenses, income tax provision (benefit) and other immaterial items.

Major Customers

For the three and six months ended July 31, 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 71.3% and 67.4% of total revenue, respectively. For the three months ended July 31, 2024, the customers representing 10% or more of revenue were WT and Hakuto, which accounted for approximately 62.5% and 10.2% of total revenue, respectively. For the six months ended July 31, 2024, the customer representing 10% or more of revenue was WT, which accounted for approximately 62.2% of total revenue. Accounts receivable with WT was approximately $18.8 million and $12.3 million as of July 31, 2025 and January 31, 2025, respectively.

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

Our SoC designs fully integrate AI functionality, high-definition, or HD, video processing, image processing, audio processing, and system functions onto a single chip, delivering exceptional video and image quality at high compression rates, differentiated functionality and low power consumption. These AI-based technologies allow us to address a broader range of markets and applications requiring AI video features, including IP security cameras, a variety of automotive cameras, consumer cameras, and industrial and robotic applications. We anticipate that our AI technology will also enable us to capture more content per electronic system and increase our average selling price.

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

Financial Highlights

•
We recorded revenue of $95.5 million and $181.4 million for the three and six months ended July 31, 2025, respectively. This represented increases of 49.9% and 53.5%, respectively, as compared to the same periods in the prior fiscal year. The increases in revenue were primarily attributable to higher product unit shipments, an increased percentage of our sales from higher average selling price AI inference processors, and higher nonrecurring engineering (NRE) project service revenue.
•
We recorded operating losses of $22.0 million and $47.8 million for the three and six months ended July 31, 2025, respectively, as compared to operating losses of $36.3 million and $75.7 million for the three and six months ended July 31, 2024, respectively. The reductions in operating losses were primarily attributable to higher revenue and consequently, higher gross profit, partially offset by increases in operating expenses. The increases in operating expenses primarily related to higher personnel and engineering-related costs, including chip development costs and tools and equipment expenses.
•
We generated cash flows from operating activities of $20.3 million for the six months ended July 31, 2025, as compared to $1.8 million for the six months ended July 31, 2024. The increase in cash flows from operating activities was primarily attributable to a net profit adjusted for certain non-cash items for the six months ended July 31, 2025 compared to a net loss adjusted for certain non-cash items for the six months ended July 31, 2024. This increase was partially offset by lower net working capital associated primarily with the timing of collections and payments with our customers and vendors.
•
On May 28, 2025, our Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2026. During the six months ended July 31, 2025, we repurchased a total of 24,152 of our ordinary shares for approximately $1.0 million in cash. As of July 31, 2025, there was approximately $48.0 million available for repurchases under the repurchase program through June 30, 2026.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Revenue	$95,511	$63,724	$181,383	$118,197
Cost of revenue	39,280	24,983	73,616	46,296
Gross profit	56,231	38,741	107,767	71,901
Operating expenses:
Research and development	59,734	56,760	118,553	110,897
Selling, general and administrative	18,486	18,268	37,061	36,736
Total operating expenses	78,220	75,028	155,614	147,633
Loss from operations	(21,989)	(36,287)	(47,847)	(75,732)
Other income, net	2,247	2,145	4,422	4,416
Loss before income taxes	(19,742)	(34,142)	(43,425)	(71,316)
Provision for income taxes	253	747	898	1,505
Net loss	$(19,995)	$(34,889)	$(44,323)	$(72,821)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue	100%	100%	100	100%
Cost of revenue	41	39	41	39
Gross profit	59	61	59	61
Operating expenses:
Research and development	63	89	65	94
Selling, general and administrative	19	29	20	31
Total operating expenses	82	118	85	125
Loss from operations	(23)	(57)	(26)	(64)
Other income, net	2	3	2	3
Loss before income taxes	(21)	(54)	(24)	(61)
Provision for income taxes	—	1	—	1
Net loss	(21)%	(55)%	(24)%	(62)%

Revenue

We derive substantially all of our revenue from the sale of low power AI-based processing and video and image processing SoC solutions to IoT OEMs, IoT ODMs, automotive OEMs or Tier-1 automotive suppliers, either directly or through our distributors. A substantial portion of our revenue from sales was made indirectly through two of our distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Hakuto Co., Ltd., or Hakuto, a Japanese distributor, and to one ODM, Chicony Electronics Co., Ltd., or Chicony, which manufactures devices incorporating our solutions on behalf of multiple end-customers.

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

Comparison of the Three and Six Months Ended July 31, 2025 and 2024

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$95,511	$63,724	$31,787	49.9%	$181,383	$118,197	$63,186	53.5%

Revenue increased for the three and six months ended July 31, 2025, as compared to the same periods in the prior fiscal year, primarily due to higher product unit shipments, an increased percentage of our sales from higher average selling price AI inference processors, and higher NRE project service revenue.

Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Gross margin	58.9%	60.8%	—	(1.9)%	59.4%	60.8%	—	(1.4)%

Gross margin decreased for the three and six months ended July 31, 2025, as compared to the same periods in the prior fiscal year, primarily due to higher manufacturing costs associated with advanced process technologies and lower sales of previously reserved inventory, partially offset by an increase in high margin NRE project service revenue.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$59,734	$56,760	$2,974	5.2%	$118,553	$110,897	$7,656	6.9%

Research and development expense increased for the three and six months ended July 31, 2025, as compared to the same periods in the prior fiscal year, primarily due to approximately $2.1 million and $4.4 million, respectively, of additional engineering-related expenses associated with the progress and number of chips in development. The increases were also attributable to approximately $1.0 million and $3.4 million, respectively, of higher personnel costs, including stock-based compensation, employee benefits and incentive bonus, as a result of higher headcount.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Selling, general and administrative	$18,486	$18,268	$218	1.2%	$37,061	$36,736	$325	0.9%

Selling, general and administrative expense increased for the three and six months ended July 31, 2025, as compared to the same periods in the prior fiscal year, primarily due to approximately $0.9 million and $0.8 million, respectively, of higher outside professional service expense associated with our business development, partially offset by approximately $0.7 million and $0.5 million, respectively, of lower personnel costs and facility-related expenses.

Other Income, Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Other income, net	$2,247	$2,145	$102	4.8%	$4,422	$4,416	$6	0.1%

The marginal increase in other income, net, for the three and six months ended July 31, 2025, as compared to the same periods in the prior fiscal year, was primarily due to higher yields from debt security investments, partially offset by lower interest income from our cash deposit and higher net losses from foreign currency transactions and remeasurements.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Provision for income taxes	$253	$747	$(494)	(66.1)%	$898	$1,505	$(607)	(40.3)%
Effective tax rate	(1.3)%	(2.2)%	—	0.9%	(2.1)	(2.1)%	—	—%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The decreases in income tax expense for the three and six months ended July 31, 2025, as compared to the same periods in the prior fiscal year, were primarily due to a decrease in the proportion of profits generated in the U.S. and reduction in U.S. tax expenses because of the One Big Beautiful Bill Act (OBBBA).

On July 4, 2025, President Trump signed the OBBBA, which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. We are in the process of evaluating the financial statement impact of these provisions to future periods, but do not expect the OBBBA to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

As of July 31, 2025, we had cash, cash equivalents and marketable debt securities of approximately $261.2 million. We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$20,307	$1,787
Net cash provided by (used in) investing activities	(21,099)	5,757
Net cash provided by (used in) financing activities	(656)	1,467
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,448)	$9,011

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the six months ended July 31, 2025, as compared to the same period in the prior fiscal year, primarily attributable to a net profit adjusted for certain non-cash items for the six months ended July 31, 2025 compared to a net loss adjusted for certain non-cash items for the six months ended July 31, 2024. This increase was partially offset by lower net working capital associated primarily with the timing of collections and payments with our customers and vendors.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased for the six months ended July 31, 2025, as compared to the same period in the prior fiscal year, primarily attributable to approximately $21.9 million of additional net cash outflow for our debt security investments and approximately $5.0 million higher payments for the purchase of capital assets and software licenses.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities increased for the six months ended July 31, 2025, as compared to the same period in the prior fiscal year, primarily due to approximately $1.1 million less cash received from stock activities, as well as $1.0 million of cash paid for the repurchase of our ordinary shares.

Share Repurchase Program

On May 28, 2025, our Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2026. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of July 31, 2025, we had purchase obligations with our independent contract manufacturers of $69.3 million.

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

Off-Balance Sheet Arrangements

As of July 31, 2025, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of July 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not engaged in any material legal proceedings at this time. Refer to Note 14, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•
We are subject to numerous laws and regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, which are costly to comply with, and our failure to comply with these requirements could harm our business and operating results.
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

During the COVID-19 global pandemic, various restrictions were put in place causing a temporary decline in demand for certain items. As restrictions began easing across the world, an increase in demand for products containing semiconductor chips exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry, which resulted in a lengthening of the manufacturing lead time for our products and impacting the normal forecasting and ordering patterns of our customers. To the extent customers faced supply chain issues with respect to other components needed to pair with our products in order to produce their end products, such customers delayed orders of our products or held inventory of our products for longer periods of time, resulting in a decline in our revenue. Customers may experience or cause similar delays in the future. With respect to our suppliers, we experienced supply constraints for certain chips from Samsung Electronics Corporation (Samsung) and we may experience similar issues in the future. While these supply chain challenges have largely subsided, we remain dependent on a global supply chain that can be affected by many factors, including macroeconomic conditions and geopolitical factors such as trade wars and tariffs, and we may face similar issues in the future.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2025, the customer representing 10% or more of our revenue was WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, accounted for approximately 63% of total revenue. For the six months ended July 31, 2025, the customer representing 10% or more of our revenue was WT, which accounted for approximately 67% of total revenue. We believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 59% of our total revenue in fiscal year 2025 and accounted for approximately 64% of our total revenue for the six months ended July 31, 2025. In addition, we believe that our largest end customer in fiscal year 2026 has been Arashi Vision Inc. dba Insta360, or Arashi, for which we indirectly supply SoCs through WT to multiple ODMs that build products on behalf of Arashi. We believe that our operating results in the near term will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was approximately $226.1 million, $215.1 million and $204.9 million in fiscal years 2025, 2024 and 2023, respectively. For the six months ended July 31, 2025, our research and development expense was approximately $118.6 million. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target key markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue. In addition, the U.S. government recently introduced regulations that require notification of, or prohibit certain transactions with entities in China or with linkages to China, which could apply to certain intracompany activities between a U.S. based corporation and its China subsidiaries that support research and development activities, which could limit our ability to carry out certain research and development activities in China.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our future revenues and collection of accounts receivable. For the fiscal year ended January 31, 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 63% of total revenue. As of January 31, 2025, accounts receivable with WT was approximately $12.3 million. For the six months ended July 31, 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 67% of total revenue. As of July 31, 2025, accounts receivable with WT was approximately $18.8 million. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results and cash flows would be negatively impacted.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia and we anticipate that this will continue. Sales to customers in Asia accounted for approximately 85%, 79% and 79% of our total revenue in fiscal years 2025, 2024 and 2023, respectively. For the six months ended July 31, 2025, sales to customers in Asia accounted for approximately 86% of total revenue. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of July 31, 2025, we had approximately $118.4 million invested in marketable debt securities. The marketable debt security investments primarily consisted of corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the pandemics or widespread public health problems, the Eurozone crisis, the U.S. debt ceiling crisis, and imposition of tariffs, which affected various sectors of the financial markets and led to global credit and liquidity issues. We regularly maintain cash balances that are not insured or are in excess of the Federal Deposit Insurance Corporation’s (FDIC) insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 63%, 53% and 57% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2025, 2024 and 2023, respectively, and approximately 67% of our revenue was derived from sales through WT for the six months ended July 31, 2025.We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We have significant business operations in Taiwan, including 353 employees as of July 31, 2025, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

We are subject to governmental laws, regulations and other legal obligations related to data processing, privacy, data protection and cybersecurity.

The legislative and regulatory framework for data processing, privacy, data protection and cybersecurity issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect, maintain, transfer and otherwise process personal information and other data as part of our business processes and activities. These actions are subject to a variety of U.S. and international laws and regulations, and oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning these matters that are more restrictive than those in the U.S. For example, the European Union has adopted the General Data Protection Regulation, or GDPR, which imposed stringent data protection requirements and provided for substantial penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant entity, whichever is greater. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020. The CCPA was modified by the California Privacy Rights Act of 2020, which became effective on January 1, 2023. Numerous other U.S. states have proposed, and in certain cases enacted privacy laws, many of which are similar to the CCPA. The U.S. Department of Justice has also issued regulations regarding certain bulk sensitive personal data transfers.

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

Aspects of laws and regulations relating to data processing, privacy, data protection and cybersecurity, and their interpretation and enforcement, remain unclear, and these laws and regulations, as well as relevant industry standards or other actual or asserted obligations, may be interpreted or applied in a manner that is inconsistent with our practices or the features of our products or solutions. We may find it necessary to modify our products, solutions or practices and to incur substantial costs and expenses in an effort to comply. Further, in the event of any actual or alleged failure to comply with such laws, regulations, industry standards or other actual or asserted obligations, we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our products or our business practices, which could have an adverse effect on our business. Any inability, or perceived inability, to adequately address data processing, privacy, data protection or cybersecurity concerns, or to comply with applicable laws, regulations, industry standards, or other actual or asserted obligations relating to these matters, even if unfounded, could result in additional cost and liability to us, inhibit sales, damage our reputation and adversely affect our business.

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

Changes in applicable tax laws or effective tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our results.

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

The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025, and made a number of changes to existing tax law, including extending or making permanent certain business and international tax measures initially established under the Tax Cuts and Jobs Act of 2017 (TCJA), which were set to expire. The OBBBA requires complex computations to be performed that were initially introduced by the TCJA. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the OBBBA will be applied or otherwise administered that is different from our interpretation. We are in the process of evaluating the financial statement impact of these provisions to future periods, but do not expect the OBBBA to have a material impact on the consolidated financial statements. As we complete our analysis of the OBBBA, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may impact our provision for income taxes in the period in which the adjustments are made.

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

Changes in our U.S. federal income tax status, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.

If, for U.S. federal income tax purposes, a United States person owns, or is considered to own as a result of certain attribution rules, 10% or more of the voting power or value of the stock of a non-U.S. corporation, such person is “United States shareholder” of such corporation, and may be treated as a “United States shareholder” with respect to each non-U.S. corporation in our group that is a subsidiary of that corporation. A non-U.S. corporation is a controlled foreign corporation, or CFC, for U.S. federal income tax purposes if United States shareholders, as defined in the immediately preceding sentence, own directly, indirectly or constructively (through attribution), more than 50% of either the total combined voting power or total value of the stock of such corporation. Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries will generally be treated as CFCs under certain “downward attribution” rules, even if we are not a CFC. The OBBBA modifies the downward attribution rules and limits income inclusion with respect to foreign corporations that are treated as CFCs by virtue of downward attribution to only United States shareholders who own directly or indirectly more than 50% of the foreign corporation, effective for taxable years of foreign corporations beginning after December 31, 2025. Any United States shareholder (as defined above) should consult their individual tax advisor regarding the potential application of these rules to their ownership interest.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the first quarter of fiscal year 2026. There were no shares repurchased during the three months ended July 31, 2025.

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

(i)
On May 28, 2025, our Board of Directors approved an extension of the existing $50.0 million share repurchase program for an additional twelve months through June 30, 2026. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of July 31, 2025, we had repurchased an aggregate amount of $2.0 million of our ordinary shares, and we had approximately $48.0 million available to repurchase shares under the program through June 30, 2026.
(ii)
The average price paid per share is calculated by total cash utilized (excluding commission) divided by total shares repurchased during the period.

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our fiscal quarter ending July 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
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

AMBARELLA, INC.

Date: September 3, 2025	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 3, 2025	By:	/s/ John A. Young
John A. Young
Chief Financial Officer