Form 10-Q
period 2025-10-31
AMBARELLA INC
filed 2025-12-04
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

The number of ordinary shares of the Registrant outstanding as of November 30, 2025 was 43,050,486 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	October 31,	January 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$174,057	$144,622
Marketable debt securities	121,241	105,643
Accounts receivable, net	42,227	29,767
Inventories	39,159	34,428
Restricted cash	442	7
Prepaid expenses and other current assets	6,541	6,084
Total current assets	383,667	320,551
Property and equipment, net	10,725	9,084
Intangible assets, net	37,954	47,279
Operating lease right-of-use assets, net	12,765	5,188
Goodwill	303,625	303,625
Other non-current assets	3,154	3,241
Total assets	$751,890	$688,968
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	34,923	21,775
Accrued and other current liabilities	88,398	80,781
Operating lease liabilities, current	1,733	2,829
Income taxes payable	1,890	1,383
Deferred revenue, current	17,509	14,226
Total current liabilities	144,453	120,994
Operating lease liabilities, non-current	11,913	2,436
Other long-term liabilities	5,411	4,126
Total liabilities	161,777	127,556
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at October 31, 2025 and January 31, 2025, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 43,048,042 and 41,963,959 shares issued and outstanding at October 31, 2025 and January 31, 2025, respectively	19	19
Additional paid-in capital	901,047	813,683
Accumulated other comprehensive income (loss)	534	(233)
Accumulated deficit	(311,487)	(252,057)
Total shareholders’ equity	590,113	561,412
Total liabilities and shareholders' equity	$751,890	$688,968

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue	$108,452	$82,653	$289,835	$200,850
Cost of revenue	43,866	32,605	117,482	78,901
Gross profit	64,586	50,048	172,353	121,949
Operating expenses:
Research and development	61,451	58,389	180,004	169,286
Selling, general and administrative	19,383	17,169	56,444	53,905
Total operating expenses	80,834	75,558	236,448	223,191
Loss from operations	(16,248)	(25,510)	(64,095)	(101,242)
Other income, net	2,074	2,091	6,496	6,507
Loss before income taxes	(14,174)	(23,419)	(57,599)	(94,735)
Provision for income taxes	933	652	1,831	2,157
Net loss	$(15,107)	$(24,071)	$(59,430)	$(96,892)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.35)	$(0.58)	$(1.40)	$(2.36)
Diluted	$(0.35)	$(0.58)	$(1.40)	$(2.36)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	42,866,916	41,479,459	42,544,622	41,128,068
Diluted	42,866,916	41,479,459	42,544,622	41,128,068

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(15,107)	$(24,071)	$(59,430)	$(96,892)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	475	(132)	767	(114)
Other comprehensive income (loss), net of tax	475	(132)	767	(114)
Comprehensive loss	$(14,632)	$(24,203)	$(58,663)	$(97,006)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive Income
	Shares	Amount	Capital	(Loss)	Accumulated Deficit	Total
Balance--January 31, 2025	41,963,959	$19	$813,683	$(233)	$(252,057)	$561,412
Issuance of shares through employee equity plans	375,046	—	6,713	—	—	6,713
Issuance of shares through employee stock purchase plan	98,755	—	4,479	—	—	4,479
Stock repurchase	(24,152)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense	—	—	24,881	—	—	24,881
Other comprehensive income (loss) - net of tax	—	—	—	559	—	559
Net loss	—	—	—	—	(24,328)	(24,328)
Balance--April 30, 2025	42,413,608	19	848,756	326	(276,385)	572,716
Issuance of shares through employee equity plans	261,103	—	170	—	—	170
Stock-based compensation expense	—	—	23,896	—	—	23,896
Other comprehensive income (loss) - net of tax	—	—	—	(267)	—	(267)
Net loss	—	—	—	—	(19,995)	(19,995)
Balance--July 31, 2025	42,674,711	19	872,822	59	(296,380)	576,520
Issuance of shares through employee equity plans	286,176	—	1,325	—	—	1,325
Issuance of shares through employee stock purchase plan	87,155	—	4,152	—	—	4,152
Stock-based compensation expense	—	—	22,748	—	—	22,748
Other comprehensive income (loss) - net of tax	—	—	—	475	—	475
Net loss	—	—	—	—	(15,107)	(15,107)
Balance--October 31, 2025	43,048,042	$19	$901,047	$534	$(311,487)	$590,113

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive income
	Shares	Amount	Capital	(Loss)	Accumulated Deficit	Total
Balance--January 31, 2024	40,520,558	$18	$694,967	$(183)	$(134,931)	$559,871
Issuance of shares through employee equity plans	367,413	—	4,237	—	—	4,237
Issuance of shares through employee stock purchase plan	97,074	—	4,055	—	—	4,055
Stock-based compensation expense	—	—	25,583	—	—	25,583
Other comprehensive income (loss) - net of tax	—	—	—	(389)	—	(389)
Net loss	—	—	—	—	(37,932)	(37,932)
Balance--April 30, 2024	40,985,045	18	728,842	(572)	(172,863)	555,425
Issuance of shares through employee equity plans	287,626	1	1,014	—	—	1,015
Stock-based compensation expense	—	—	25,593	—	—	25,593
Other comprehensive income (loss) - net of tax	—	—	—	407	—	407
Net loss	—	—	—	—	(34,889)	(34,889)
Balance--July 31, 2024	41,272,671	19	755,449	(165)	(207,752)	547,551
Issuance of shares through employee equity plans	302,783	—	1,756	—	—	1,756
Issuance of shares through employee stock purchase plan	95,262	—	3,980	—	—	3,980
Stock-based compensation expense	—	—	25,211	—	—	25,211
Other comprehensive income (loss) - net of tax	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(24,071)	(24,071)
Balance--October 31, 2024	41,670,716	$19	$786,396	$(297)	$(231,823)	$554,295

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(59,430)	$(96,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,898	19,234
Amortization (accretion) of premium (discount) on marketable debt securities, net	(158)	(491)
Stock-based compensation	77,059	80,495
Deferred income taxes	(106)	(28)
Other non-cash items, net	(156)	290
Changes in operating assets and liabilities:
Accounts receivable	(12,460)	(9,017)
Inventories	(4,777)	(7,373)
Prepaid expenses and other current assets	48	(293)
Other non-current assets	194	120
Accounts payable	16,001	(3,282)
Accrued and other current liabilities	13,821	25,332
Income taxes payable	507	(703)
Deferred revenue	6,432	3,740
Operating lease liabilities	(2,409)	(2,937)
Other long-term liabilities	157	211
Net cash provided by operating activities	54,621	8,406
Cash flows from investing activities:
Purchase of investments	(53,158)	(57,343)
Sales of investments	15,074	17,866
Maturities of investments	23,571	15,613
Purchase of tangible and intangible assets	(11,590)	(6,196)
Net cash used in investing activities	(26,103)	(30,060)
Cash flows from financing activities:
Stock repurchase	(1,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	8,295	9,657
Long-term financing payment for intangible assets	(5,943)	(5,795)
Net cash provided by financing activities	1,352	3,862
Net increase (decrease) in cash, cash equivalents and restricted cash	29,870	(17,792)
Cash, cash equivalents and restricted cash at beginning of period	144,629	144,921
Cash, cash equivalents and restricted cash at end of period	$174,499	$127,129
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,323	$2,236
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$1,651	$763

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

Restricted Cash

In the first quarter of fiscal year 2026, the Company entered into a Letter of Credit of approximately $0.4 million with a financial institution as collateral for the security deposit on its new office lease located in Santa Clara, California. Refer to Note 7, Leases for detailed lease information. The Letter of Credit is irrevocable for one year, during which the Company has the obligation to maintain the full amount of the Letter of Credit. The restricted cash also includes those amounts required to be set aside to secure certain transactions in a foreign entity. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	October 31, 2025	January 31, 2025	October 31, 2024	January 31, 2024
	(in thousands)
Cash and cash equivalents	$174,057	$144,622	$127,122	$144,914
Restricted cash	442	7	7	7
Total as presented in the condensed consolidated statements of cash flows	$174,499	$144,629	$127,129	$144,921

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This new guidance simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standard Codification (ASC) 606, Revenue from Contracts with Customers, and allows all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The new guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this new guidance on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs. This new guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The new guidance also specifies that the disclosures under ASC 360-10, Property, Plant, and Equipment — Overall apply to capitalized software costs accounted for under Subtopic 350-40, regardless of how those costs are presented in the financial statements. The new guidance may be applied using a prospective, retrospective or modified transition approach, and it is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this new guidance using a prospective transition approach and there was no material impact on its consolidated financial statements and disclosures.

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

	As of October 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds and fixed deposits	$6,857	$—	$—	$6,857
Corporate bonds	60,223	356	(3)	60,576
Asset-backed securities	21,974	63	(6)	22,031
U.S. government securities	38,510	135	(11)	38,634
Total cash equivalents and marketable debt securities	$127,564	$554	$(20)	$128,098

	As of January 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds and fixed deposits	$3,849	$—	$—	$3,849
Corporate bonds	55,138	111	(123)	55,126
Asset-backed securities	20,412	20	(67)	20,365
U.S. government securities	30,326	8	(182)	30,152
Total cash equivalents and marketable debt securities	$109,725	$139	$(372)	$109,492

The following table provides the breakdown of unrealized losses as of October 31, 2025 and January 31, 2025, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of October 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$2,812	$(3)	$—	$—	$2,812	$(3)
Asset-backed securities	4,236	(5)	903	(1)	5,139	(6)
U.S. government securities	6,153	(5)	3,202	(6)	9,355	(11)
Total marketable debt securities at loss position	$13,201	$(13)	$4,105	$(7)	$17,306	$(20)

	As of January 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$23,200	$(116)	$2,144	$(7)	$25,344	$(123)
Asset-backed securities	8,052	(51)	4,343	(16)	12,395	(67)
U.S. government securities	20,380	(169)	4,809	(13)	25,189	(182)
Total marketable debt securities at loss position	$51,632	$(336)	$11,296	$(36)	$62,928	$(372)

	As of
	October 31, 2025	January 31, 2025
	(in thousands)
Included in cash equivalents	$6,857	$3,849
Included in marketable debt securities	121,241	105,643
Total cash equivalents and marketable debt securities	$128,098	$109,492

The contractual maturities of the investments at October 31, 2025 and January 31, 2025 were as follows:

	As of
	October 31, 2025	January 31, 2025
	(in thousands)
Due within one year	$24,281	$35,405
Due in 1 - 5 years	102,795	74,087
Due in 5 - 15 years	1,022	—
Total cash equivalents and marketable debt securities	$128,098	$109,492

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. The Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The credit-related losses were not material for the three and nine months ended October 31, 2025 and 2024, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of October 31, 2025 and January 31, 2025, respectively:

	As of October 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds and fixed deposits	$6,857	$6,857	$—	$—
Corporate bonds	60,576	—	60,576	—
Asset-backed securities	22,031	—	22,031	—
U.S. government securities	38,634	—	38,634	—
Total cash equivalents and marketable debt securities	$128,098	$6,857	$121,241	$—

	As of January 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds and fixed deposits	$3,849	$3,849	$—	$—
Corporate bonds	55,126	—	55,126	—
Asset-backed securities	20,365	—	20,365	—
U.S. government securities	30,152	—	30,152	—
Total cash equivalents and marketable debt securities	$109,492	$3,849	$105,643	$—

3. Inventories

Inventories at October 31, 2025 and January 31, 2025 consisted of the following:

	As of
	October 31, 2025	January 31, 2025
	(in thousands)
Work-in-progress	$29,185	$20,546
Finished goods	9,974	13,882
Total	$39,159	$34,428

4. Property and Equipment, Net

Depreciation expense was approximately $1.2 million and $1.2 million for the three months ended October 31, 2025 and 2024, respectively, and was approximately $3.5 million and $3.6 million for the nine months ended October 31, 2025 and 2024, respectively. Property and equipment at October 31, 2025 and January 31, 2025 consisted of the following:

	As of
	October 31, 2025	January 31, 2025
	(in thousands)
Computer hardware and software	$27,783	$25,730
Tools and equipment	8,951	8,625
Furniture and fixtures	2,219	1,376
Leasehold improvements	2,457	3,455
Construction in progress	466	307
	41,876	39,493
Less: accumulated depreciation and amortization	(31,151)	(30,409)
Total property and equipment, net	$10,725	$9,084

5. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of October 31, 2025, approximately $3.5 million of software license liabilities were recorded in accrued and other current liabilities and approximately $0.4 million were recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of October 31, 2025 and January 31, 2025 were as follows:

	As of October 31, 2025			As of January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$47,361	$(26,750)	$20,611	$45,051	$(18,755)	$26,296
Developed technology	21,200	(12,261)	8,939	21,200	(9,989)	11,211
Customer relationships	13,200	(5,867)	7,333	13,200	(4,767)	8,433
Trade name	2,500	(1,429)	1,071	2,500	(1,161)	1,339
Total intangible assets, net	$84,261	$(46,307)	$37,954	$81,951	$(34,672)	$47,279

The amortization expense associated with software licenses was approximately $3.2 million and $3.1 million for the three months ended October 31, 2025 and 2024, respectively, and was approximately $10.0 million and $9.1 million for the nine months ended October 31, 2025 and 2024, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $1.2 million for the three months ended October 31, 2025 and 2024, respectively, and was approximately $3.6 million and $3.6 million for the nine months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, the Company has not commenced amortization with respect to approximately $7.3 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to the intangible assets as of October 31, 2025 is as follows:

As of
October 31, 2025
Fiscal Year	(in thousands)
2026 (3 months remaining)	$2,621
2027	8,503
2028	7,312
2029	6,166
2030	3,768
Thereafter	9,584
Total future amortization expenses:	$37,954

Goodwill and intangible assets are tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that they may be impaired. There were no goodwill and intangible asset impairments for the three and nine months ended October 31, 2025 and 2024, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at October 31, 2025 and January 31, 2025 consisted of the following:

	As of
	October 31, 2025	January 31, 2025
	(in thousands)
Accrued employee compensation	$25,386	$22,941
Accrued product development costs	41,010	32,929
Software license liabilities, current	3,546	7,021
Development deposit liability	13,500	13,500
Other accrued liabilities	4,956	4,390
Total accrued and other current liabilities	$88,398	$80,781

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

7. Leases

In December 2024, the Company entered into a new office lease for its headquarters in Santa Clara, California with a term of 104 months from September 1, 2025 to April 30, 2034 and an option to extend for an additional five years. The lease commencement date was established on September 1, 2025. Accordingly, an operating lease right-of-use (ROU) asset of approximately $10.0 million, net of $0.5 million of lease incentives and prepayments, and a corresponding $10.5 million lease liability was recorded in the condensed consolidated balance sheets as of the lease commencement date. The optional lease term is not recognized as part of the ROU asset and lease liability.

The operating lease expense was approximately $0.9 million and $0.9 million for the three months ended October 31, 2025 and 2024, respectively, and was approximately $2.7 million and $2.9 million for the nine months ended October 31, 2025 and 2024, respectively. The Company's short-term leases and finance leases were not material as of October 31, 2025 and January 31, 2025, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Cash paid for operating leases included in operating cash flows	$464	$950	$2,409	$2,937
Operating lease assets obtained in exchange for lease obligations	$9,992	$141	$10,058	$3,476

As of October 31, 2025, the weighted average remaining lease term is 7.06 years, and the weighted average discount rate is 7.96 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
October 31, 2025
Fiscal Year	(in thousands)
2026 (3 months remaining)	$492
2027	2,991
2028	2,653
2029	1,896
2030	1,952
Thereafter	8,684
Total future annual minimum lease payments	18,668
Less: interest	(5,022)
Total lease liabilities	$13,646

8. Deferred Revenue

Deferred revenue is primarily related to nonrecurring engineering (NRE) charges that are either invoiced or paid but for which the related performance obligations are not yet satisfied, as well as, for product shipments, a portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. During the nine months ended October 31, 2025 and 2024, the amounts recognized as revenue that were included in the deferred revenue balance at the end of prior fiscal years were approximately $8.8 million and $0.8 million, respectively.

As of October 31, 2025, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of NRE project service agreements and product purchase orders with original contract duration of more than one year, was approximately $39.4 million, of which approximately 73% is expected to be recognized within the next 12 months. This does not include amounts from contracts that have an original expected contract duration of one year or less.

9. Other Long-Term Liabilities

Other long-term liabilities at October 31, 2025 and January 31, 2025 consisted of the following:

	As of
	October 31, 2025	January 31, 2025
	(in thousands)
Unrecognized tax benefits, including interest	$1,165	$1,008
Deferred tax liabilities	694	695
Software license liabilities, non-current	399	2,420
Long-term deferred revenue	3,149	—
Other long-term liabilities	4	3
Total other long-term liabilities	$5,411	$4,126

10. Capital Stock

Preference shares

There were no preference shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively.

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

As of October 31, 2025 and January 31, 2025, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of
	October 31, 2025	January 31, 2025
Shares reserved for options, restricted stock and restricted stock units under equity plans	4,069,245	4,991,570
Shares reserved for employee stock purchase plan	3,975,230	3,636,591

Share repurchase program

On May 28, 2025, the Company's Board of Directors approved an extension of the Company's existing share repurchase program for an additional twelve months through June 30, 2026. During the nine months ended October 31, 2025, the Company repurchased a total of 24,152 shares for approximately $1.0 million in cash. As of October 31, 2025, there was approximately $48.0 million available for repurchases under the current repurchase program through June 30, 2026. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Stock-based compensation:
Cost of revenue	$658	$899	$2,389	$2,339
Research and development	16,776	18,637	51,333	54,653
Selling, general and administrative	8,307	7,311	23,337	23,503
Total stock-based compensation	$25,741	$26,847	$77,059	$80,495

As of October 31, 2025, approximately $5.6 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost related to unvested restricted stock units at October 31, 2025 was approximately $175.1 million and is expected to be recognized over a weighted-average period of 2.52 years. Total unrecognized compensation cost related to unvested stock options at October 31, 2025 was immaterial.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Employee stock purchase plan awards:
Volatility	68%	56%	61%	47%
Risk-free interest rate	3.81%	4.55%	4.05%	4.97%
Expected term (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activities for the period indicated:

	Options Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2025	226,616	$52.20
Exercised	(47,641)	43.40		$1,615
Expired	(16,619)	75.00
Outstanding at October 31, 2025	162,356	52.45			2.26	$5,556
Exercisable at October 31, 2025	162,343	$52.46			2.26	$5,555

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on October 31, 2025 was $85.23, as reported by The Nasdaq Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2025	2,645,379	$71.84
Granted	1,359,268	74.30
Vested	(874,684)	74.15
Forfeited	(221,545)	86.96
Unvested at October 31, 2025	2,908,418	$71.15

As of October 31, 2025, the aggregate intrinsic value of unvested restricted stock units was $247.9 million.

12. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(15,107)	$(24,071)	$(59,430)	$(96,892)
Denominator:
Weighted-average ordinary shares - basic	42,866,916	41,479,459	42,544,622	41,128,068
Weighted-average ordinary shares - diluted	42,866,916	41,479,459	42,544,622	41,128,068
Net loss per ordinary share:
Basic	$(0.35)	$(0.58)	$(1.40)	$(2.36)
Diluted	$(0.35)	$(0.58)	$(1.40)	$(2.36)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Options to purchase ordinary shares	73,719	190,382	79,517	205,214
Restricted stock units	1,530,417	2,272,057	988,392	2,028,574
Employee stock purchase plan	22,054	15,209	14,036	11,512
	1,626,190	2,477,648	1,081,945	2,245,300

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Loss before income taxes	$(14,174)	$(23,419)	$(57,599)	$(94,735)
Provision for income taxes	933	652	1,831	2,157
Effective tax rate	(6.6)%	(2.8)%	(3.2)%	(2.3)%

The Company recorded an expense for income taxes of $0.9 million and $1.8 million for the three and nine months ended October 31, 2025, respectively. The Company recorded an expense for income taxes of $0.7 million and $2.2 million for the three and nine months ended October 31, 2024, respectively. The increased income tax expense for the three months ended October 31, 2025 was primarily due to an increase in forecasted full-year profit. The decreased income tax expense for the nine months ended October 31, 2025 was primarily due to a decrease in the proportion of profits generated in the U.S. and reduction in U.S. tax expenses because of the One Big Beautiful Bill Act (OBBBA), partially offset by an increase in forecasted full-year profit.

On July 4, 2025, President Trump signed the OBBBA, which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The Company is in the process of evaluating the financial statement impact of these provisions to future periods and does not expect the OBBBA to have a material impact on its consolidated financial statements.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of October 31, 2025, the gross amount of unrecognized tax benefits was approximately $22.0 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. At this time the Company is not able to reasonably estimate the amount of tax reserve that will reverse within the next 12 months.

14. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of October 31, 2025 and January 31, 2025, total manufacturing purchase commitments were approximately $106.2 million and $56.4 million, respectively. On a quarterly basis, the Company also reviews and assesses the need for any expected loss liabilities for products that it does not expect to sell for which it has committed purchases from suppliers and records the liabilities in accrued and other current liabilities in the condensed consolidated balance sheets. There were no material loss liabilities recorded in the condensed consolidated balance sheets from adverse purchase commitments as of October 31, 2025 and January 31, 2025, respectively.

Other Commitments

During the three months ended October 31, 2025, the Company entered into a noncancelable on-premise internal-use software license agreement for product design. As of October 31, 2025, total cash payments for the license are approximately $5.3 million, of which $3.5 million will be paid within 12 months and the remaining $1.8 million will be paid within 12 to 24 months. The license term does not commence until November 1, 2025.

Except as described above, there have been no material changes to other commitments as compared to the other commitments described in the Company's Annual Report on Form 10-K for the 2025 fiscal year filed with the SEC on March 28, 2025.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of October 31, 2025, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of October 31, 2025 and January 31, 2025, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of October 31, 2025 and January 31, 2025, there were no accruals for contingent liabilities related to such matters recorded in the condensed consolidated balance sheets.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Taiwan	$75,961	$54,612	$197,997	$128,127
Asia Pacific other than Taiwan	20,177	15,733	54,525	42,103
Europe	3,181	5,991	16,610	15,934
North America other than United States	7,353	5,756	16,695	12,033
United States	1,780	561	4,008	2,653
Total revenue	$108,452	$82,653	$289,835	$200,850

Substantially all of the Company’s property and equipment were located in the United States, Taiwan, Europe and Asia Pacific region other than Taiwan. As of October 31, 2025, the net amount of fixed assets located in these regions was approximately $5.6 million, $3.8 million, $1.1 million and $0.2 million, respectively. As of January 31, 2025, the net amount of these fixed assets located in these regions was approximately $3.7 million, $4.0 million, $1.1 million and $0.3 million, respectively.

Additional Segment Information

The following table presents the significant segment expenses included in the condensed consolidated net loss for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Total revenue	$108,452	$82,653	$289,835	$200,850
Less cost and expense:
Product cost	42,452	30,949	112,823	74,291
Employee-related	32,828	28,820	96,353	86,282
Stock-based compensation	25,741	26,847	77,059	80,495
Semiconductor development cost	9,227	8,684	23,828	21,288
Tools & equipment	6,422	6,217	21,849	18,186
Professional services	3,924	3,582	11,415	11,724
Facilities-related	3,342	2,708	8,890	8,172
Other segment items (a)	1,813	1,065	3,592	3,868
Interest income	(2,190)	(2,148)	(6,544)	(6,564)
Net loss	$(15,107)	$(24,071)	$(59,430)	$(96,892)

(a) The other segment items include amortization of intangible assets acquired from business combinations, non-operating (income) expenses, income tax provision (benefit) and other immaterial items.

Major Customers

For the three and nine months ended October 31, 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 70.2% and 68.4% of total revenue, respectively. In the prior fiscal year, the customers representing 10% or more of revenue were WT and Chicony, which accounted for approximately 66.1% and 10.7% of total revenue for the three months ended October 31, 2024, respectively, and accounted for approximately 63.8% and 10.2% of total revenue for the nine months ended October 31, 2024, respectively. Accounts receivable with WT was approximately $24.7 million and $12.3 million as of October 31, 2025 and January 31, 2025, respectively.

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

Financial Highlights

•
We recorded revenue of $108.5 million and $289.8 million for the three and nine months ended October 31, 2025, respectively. This represented increases of 31.2% and 44.3%, respectively, as compared to the same periods in the prior fiscal year. The increases in revenue were primarily attributable to higher product unit shipments and an increased percentage of sales from higher average selling price AI inference processors as a result of high demand for our edge AI solutions.
•
We recorded operating losses of $16.2 million and $64.1 million for the three and nine months ended October 31, 2025, respectively, as compared to operating losses of $25.5 million and $101.2 million for the three and nine months ended October 31, 2024, respectively. The reductions in operating losses were primarily attributable to higher revenue and consequently, higher gross profit, partially offset by increases in operating expenses. The increased operating expenses primarily related to higher personnel and engineering-related costs, including chip development costs and tools and equipment expenses, as well as higher facility-related costs associated with relocating our US headquarters.
•
We generated cash flows from operating activities of $54.6 million for the nine months ended October 31, 2025, as compared to $8.4 million for the nine months ended October 31, 2024. The increase in cash flows from operating activities was primarily attributable to an increase in net profit adjusted for certain non-cash items, as well as increased liabilities associated with the timing of payments to our vendors.

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

Pricing, Product Cost and Margin. Our pricing and margins depend on the volumes and features of the solutions we provide to our customers. Additionally, we make significant investments in new solutions for both cost improvements and new features that we expect to drive revenue and maintain margins. In general, solutions incorporated into more complex configurations, such as those used in high-performance camera applications or, in the future, advanced driver assistance systems, have higher prices and higher gross margins as compared to solutions sold into lower-performing, more competitive camera applications. Our average selling price can vary by market and application due to market-specific supply and demand, the maturation of products launched in previous years and the launch of new products by us or our competitors and by product mix.

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

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Revenue	$108,452	$82,653	$289,835	$200,850
Cost of revenue	43,866	32,605	117,482	78,901
Gross profit	64,586	50,048	172,353	121,949
Operating expenses:
Research and development	61,451	58,389	180,004	169,286
Selling, general and administrative	19,383	17,169	56,444	53,905
Total operating expenses	80,834	75,558	236,448	223,191
Loss from operations	(16,248)	(25,510)	(64,095)	(101,242)
Other income, net	2,074	2,091	6,496	6,507
Loss before income taxes	(14,174)	(23,419)	(57,599)	(94,735)
Provision for income taxes	933	652	1,831	2,157
Net loss	$(15,107)	$(24,071)	$(59,430)	$(96,892)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue	100%	100%	100	100%
Cost of revenue	40	39	41	39
Gross profit	60	61	59	61
Operating expenses:
Research and development	57	71	62	84
Selling, general and administrative	18	21	19	27
Total operating expenses	75	92	81	111
Loss from operations	(15)	(31)	(22)	(50)
Other income, net	2	3	2	3
Loss before income taxes	(13)	(28)	(20)	(47)
Provision for income taxes	1	1	1	1
Net loss	(14)%	(29)%	(21)%	(48)%

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

Provision (Benefit) for Income Taxes

We are incorporated and domiciled in the Cayman Islands and also conduct business in several locations such as the United States, China, Taiwan, Hong Kong, Italy, South Korea, Germany, and Japan, and we are subject to taxation in those jurisdictions. Our worldwide operating income is subject to varying tax rates, and our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. It is also subject to fluctuation from changes in the valuation of our deferred tax assets and liabilities; tax benefits from excess stock-based compensation deductions; transfer pricing adjustments and the tax effects of non-deductible compensation. We have historically had lower effective tax rates as a substantial percentage of our operations are conducted in lower-tax jurisdictions. If our operational structure were to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected.

Comparison of the Three and Nine Months Ended October 31, 2025 and 2024

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$108,452	$82,653	$25,799	31.2%	$289,835	$200,850	$88,985	44.3%

Revenue increased for the three and nine months ended October 31, 2025, as compared to the same periods in the prior fiscal year, primarily due to higher product unit shipments and an increased percentage of sales from higher average selling price AI inference processors as a result of high demand for our edge AI solutions.

Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Gross margin	59.6%	60.6%	—	(1.0)%	59.5%	60.7%	—	(1.2)%

Gross margin decreased for the three and nine months ended October 31, 2025, as compared to the same periods in the prior fiscal year, primarily due to higher manufacturing costs associated with advanced process technologies, as well as a lower percentage of revenue generated from high margin nonrecurring engineering (NRE) project service.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$61,451	$58,389	$3,062	5.2%	$180,004	$169,286	$10,718	6.3%

Research and development expense increased for the three and nine months ended October 31, 2025, as compared to the same periods in the prior fiscal year, primarily due to approximately $1.9 million and $6.3 million, respectively, of additional engineering-related expenses associated with the progress and number of chips in development. The increases were also attributable to approximately $1.2 million and $4.6 million, respectively, of higher personnel costs, including stock-based compensation and employee benefits, as a result of an increase in headcount.

Selling, General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Selling, general and administrative	$19,383	$17,169	$2,214	12.9%	$56,444	$53,905	$2,539	4.7%

Selling, general and administrative expense increased for the three and nine months ended October 31, 2025, as compared to the same periods in the prior fiscal year, primarily due to approximately $2.0 million and $2.0 million, respectively, of higher personnel costs, including stock-based compensation and employee benefits. The increases were also attributable to approximately $0.3 million and $0.4 million, respectively, of higher outside professional service expenses for legal and administrative purposes.

Other Income, Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Other income, net	$2,074	$2,091	$(17)	(0.8)%	$6,496	$6,507	$(11)	(0.2)%

The marginal decrease in other income, net, for the three and nine months ended October 31, 2025, as compared to the same periods in the prior fiscal year, was primarily due to lower interest income from our cash deposits and lower subsidies received from a foreign government, partially offset by higher yields from our debt security investments. For the nine months ended October 31, 2025, the decrease was also attributable to higher net losses from foreign currency transactions and remeasurements.

Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Provision for income taxes	$933	$652	$281	43.1%	$1,831	$2,157	$(326)	(15.1)%
Effective tax rate	(6.6)%	(2.8)%	—	(3.8)%	(3.2)%	(2.3)%	—	(0.9)%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The increased income tax expense for the three months ended October 31, 2025 was primarily due to an increase in forecasted full-year profit. The decreased income tax expense for the nine months ended October 31, 2025 was primarily due to a decrease in the proportion of profits generated in the U.S. and reduction in U.S. tax expenses because of the One Big Beautiful Bill Act (OBBBA), partially offset by an increase in forecasted full-year profit.

On July 4, 2025, President Trump signed the OBBBA, which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. We are in the process of evaluating the financial statement impact of these provisions to future periods, and do not expect the OBBBA to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

As of October 31, 2025, we had cash, cash equivalents and marketable debt securities of approximately $295.3 million. We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$54,621	$8,406
Net cash used in investing activities	(26,103)	(30,060)
Net cash provided by financing activities	1,352	3,862
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,870	$(17,792)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the nine months ended October 31, 2025, as compared to the same period in the prior fiscal year, primarily attributable to an increase in net profit adjusted for certain non-cash items, as well as increased liabilities associated with the timing of payments to our vendors.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased for the nine months ended October 31, 2025, as compared to the same period in the prior fiscal year, primarily attributable to approximately $9.4 million of additional net cash received from our debt security investments, partially offset by approximately $5.4 million higher payments for the purchase of capital assets and software licenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased slightly for the nine months ended October 31, 2025, as compared to the same period in the prior fiscal year, primarily due to approximately $1.4 million less cash received from stock activities, $1.0 million of cash paid for the repurchase of our ordinary shares as well as an additional $0.1 million financing payment for the purchase of software licenses.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of October 31, 2025, we had purchase obligations with our independent contract manufacturers of $106.2 million.

Intangible Assets

During the three months ended October 31, 2025, we entered into a noncancelable on-premise internal-use software license agreement for product design. As of October 31, 2025, total cash payments for the license are approximately $5.3 million, of which $3.5 million will be paid within 12 months and the remaining $1.8 million will be paid within 12 to 24 months.

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

Off-Balance Sheet Arrangements

As of October 31, 2025, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of October 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our customers typically do not provide us with firm, long-term purchase commitments. A substantial majority of our sales are made on a purchase order basis, which customers may seek to cancel, change or delay their product purchase commitments with little or no notice to us. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix. As a result of a number of factors, including longer manufacturing times for our products and increased demand from customers during fiscal year 2023, we increased our inventory levels. While these factors have subsided and our inventory conditions have generally returned to normal level, we may experience similar inventory level fluctuations in the future, including increased inventory levels.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2025, the customer representing 10% or more of our revenue was WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, accounted for approximately 63% of total revenue. For the nine months ended October 31, 2025, the customer representing 10% or more of our revenue was WT, which accounted for approximately 68% of total revenue. We believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 59% of our total revenue in fiscal year 2025 and accounted for approximately 66% of our total revenue for the nine months ended October 31, 2025. In addition, our largest end customer in fiscal year 2026 to date has been Arashi Vision Inc. dba Insta360, or Arashi, for which we indirectly supply SoCs through WT to multiple ODMs that build products on behalf of Arashi. We believe that our operating results in the near term will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. As substantially all of our sales to date have been made on a purchase order basis, these customers may cancel, change or delay product purchase commitments with little or no notice to us and often without penalty and may make our revenue volatile from period to period, which has happened in the past. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely lead to unanticipated revenue shortfalls and excess inventory and otherwise harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Prior to purchasing our products, some of our customers, particularly in the automotive market, may require that our products and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability of our products and our supply chain. This qualification process may take several months and qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third-party contractors’ manufacturing or assembly process or our selection of a new supplier may require a new qualification process, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying these products with a customer, sales of the products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was approximately $226.1 million, $215.1 million and $204.9 million in fiscal years 2025, 2024 and 2023, respectively. For the nine months ended October 31, 2025, our research and development expense was approximately $180.0 million. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative computer vision, video and image processing solutions with increased functionality, and as we target key markets, such as the automotive OEM and robotics markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 5 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes, such as 14 or 10nm. This added cost could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue. In addition, the U.S. government recently introduced regulations that require notification of, or prohibit certain transactions with entities in China or with linkages to China, which could apply to certain intracompany activities between a U.S. based corporation and its China subsidiaries that support research and development activities, which could limit our ability to carry out certain research and development activities in China.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our future revenues and collection of accounts receivable. For the fiscal year ended January 31, 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 63% of total revenue. As of January 31, 2025, accounts receivable with WT was approximately $12.3 million. For the nine months ended October 31, 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 68% of total revenue. As of October 31, 2025, accounts receivable with WT was approximately $24.7 million. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results and cash flows would be negatively impacted.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Cyclical downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, which could harm our business and operating results. We are dependent on the availability of third-party foundry and assembly capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. The semiconductor industry recently experienced significant shortages of capacity, which resulted in a lengthening of the manufacturing lead time for our products. Such capacity shortages could negatively impact our ability to meet our customers’ demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. We have also experienced, during times of supply chain capacity shortage, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves. There are indications that the semiconductor industry may be facing shortages of capacity for certain components used by our customers and certain semiconductor assembly processes, which could have an adverse impact on demand for our products, increase our expenses, impact customer relationships and otherwise negatively impact our results of operations. Challenges may recur in future periods with changes in the macro-economic environment, including imposition of higher or additional tariffs by the U.S. Government on imports and new or additional restrictions on exports to foreign locations.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia and we anticipate that this will continue. Sales to customers in Asia accounted for approximately 85%, 79% and 79% of our total revenue in fiscal years 2025, 2024 and 2023, respectively. For the nine months ended October 31, 2025, sales to customers in Asia accounted for approximately 87% of total revenue. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of October 31, 2025, we had approximately $121.2 million invested in marketable debt securities. The marketable debt security investments primarily consisted of corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the pandemics or widespread public health problems, the Eurozone crisis, the U.S. debt ceiling crisis, and imposition of tariffs, which affected various sectors of the financial markets and led to global credit and liquidity issues. We regularly maintain cash balances that are not insured or are in excess of the Federal Deposit Insurance Corporation’s (FDIC) insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 63%, 53% and 57% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2025, 2024 and 2023, respectively, and approximately 68% of our revenue was derived from sales through WT for the nine months ended October 31, 2025. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2026, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

We rely on third-party vendors to supply software development tools and intellectual property to us for the development of our new products, and we may be unable to obtain the tools necessary to develop or enhance new or existing products.

We rely on third-party software development tools to assist us in the design, simulation and verification of new products or product enhancements. To bring new products or product enhancements to market in a timely manner, or at all, we need software development tools that are sophisticated enough or technologically advanced enough to complete our design, simulations and verifications. We also rely upon third-party intellectual property to enable certain advanced features in our products. In the future, the design requirements necessary to meet consumer demands for more features and greater functionality from our solutions may exceed the capabilities of available intellectual property and software development tools. Unavailability of software development tools or intellectual property may result in our missing design cycles or losing design wins, either of which could result in a loss of market share or negatively impact our operating results.

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

We have significant business operations in Taiwan, including 364 employees as of October 31, 2025, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

Changes in applicable laws could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in December 2018, the Cayman Islands passed the International Tax Co-Operation (Economic Substance) Law, 2018, which requires Cayman Islands companies carrying on one or more relevant activities to maintain a substantial economic presence in the Cayman Islands. Effective from December 31, 2019, we have structured our activities to comply with the new law. However, the legislation remains subject to further clarification and interpretation and accordingly, there is no guarantee that we will be deemed to be compliant. Furthermore, this legislation may require us to make additional changes to the activities we carry on in the Cayman Islands, which could increase our cost of operations, and we could be subject to penalties for lack of compliance. As a result, we are not able to determine the impact on our operations and net income as of the current period.

In addition, the Organization for Economic Co-operation and Development has been working on a Base Erosion and Profit Shifting Project and has been issuing guidelines and proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Many of these changes have been or are in the process of being adopted by numerous countries and could materially and adversely affect our provision for income taxes. One proposal is a framework that ensures an effective global minimum tax rate of 15% on certain multinationals that meet a consolidated revenues threshold of EUR 750 million or equivalent annually (“Pillar Two”). The Company believes that its consolidated revenues have not exceeded the relevant annual threshold. In addition, the U.S. has withdrawn support for Pillar Two and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our effective tax rate, operating results, and cash flow.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the first quarter of fiscal year 2026. There were no shares repurchased during the second and the third quarters of fiscal year 2026.

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

(i)
On May 28, 2025, our Board of Directors approved an extension of the existing $50.0 million share repurchase program for an additional twelve months through June 30, 2026. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of October 31, 2025, we had repurchased an aggregate amount of $2.0 million of our ordinary shares, and we had approximately $48.0 million available to repurchase shares under the program through June 30, 2026.
(ii)
The average price paid per share is calculated by total cash utilized (excluding commission) divided by total shares repurchased during the period.

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our fiscal quarter ending October 31, 2025, the following directors and officer adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 30, 2025, Christopher Paisley, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to an aggregate of 8,000 of our ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 30, 2026, or earlier if all transactions under the trading arrangement are completed.

On October 8, 2025, Feng-Ming Fermi Wang, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to an aggregate of 115,000 of our ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.

No other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter ended October 31, 2025.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1*	Form of Amended and Restated Change of Control and Severance Agreement, entered into by Ambarella, Inc. with its Chief Financial Officer.

10.2*

Form of Amended and Restated Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

AMBARELLA, INC.

Date: December 4, 2025	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: December 4, 2025	By:	/s/ John A. Young
John A. Young
Chief Financial Officer