Form 10-K
period 2026-01-31
AMBARELLA INC
filed 2026-03-23
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the Registrant as of July 31, 2025, was approximately $2.2 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. For purposes of this disclosure, ordinary shares held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s ordinary shares and ordinary shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of ordinary shares, $0.00045 par value, outstanding as of March 16, 2026: 43,788,879 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Factors that could affect such forward-looking statements include, but are not limited to, risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; economic factors beyond our control, including risks associated with high inflation and recessionary concerns; geopolitical factors beyond our control, including tensions between the United States and China, the ongoing hostility between Russia and Ukraine, and hostilities in the Middle East; the potential impact of pandemics and endemics on our operations or the operations of our supply chain or our customers; our ability to timely produce sufficient quantities of our products on a cost-effective basis through our third-party vendors; the commercial success of our customers’ products; our growth strategy; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions, including our ability to license software modules; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate; our expectations regarding the adoption of computer vision technology; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K; and those discussed in other documents we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

For purposes of this Annual Report, the terms “Ambarella”, “the Company”, “we”, “us” and “our” refer to Ambarella, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

Incorporated in 2004, Ambarella is a leading developer of low-power system-on-a-chip, or SoC, semiconductors and software for edge and physical artificial intelligence (AI) applications and intelligent automation. Our technologies make electronic systems smarter, enabling them to become partially or fully autonomous with features such as intelligent automation, complex scene understanding, and autonomous decision-making. These systems perform multi-modal data fusion and complex data analysis in real time, delivering high quality imagery, and preserving vital system resources such as power and network bandwidth. We specialize in the development of deployable, scalable designs for intelligent electronic systems that utilize high-bandwidth sensors offering a proven path to mass production. Our products are used in a wide variety of human viewing, computer vision for edge and physical AI applications, including a variety of video security cameras, automotive camera systems, fixed robots, autonomous mobile robots (AMRs), industrial applications, intelligent transportation systems, and consumer devices, such as action, drone and 360° cameras.

Until 2023, a majority of our revenue originated from human-viewing only applications with video and image processors for enterprise, public infrastructure and home applications, such as internet protocol, or IP, security cameras, sports cameras, wearables, aerial drones, and aftermarket automotive video recorders. We have leveraged our human-viewing heritage to build our AI driven perception and autonomous business. Our recent development efforts have focused on creating advanced AI inference technology that enables edge devices to perceive, reason about, and interact with the physical world based on the data collected from cameras and other types of sensors, such as 4D radar. This is known as physical AI, a subset of the edge AI market where devices must make autonomous decisions, effectively acting as intelligent agents at the edge. Our AI inference SoCs integrate our state-of-the-art video processor technology together with our proprietary AI accelerator, also known as a deep learning neural network processor, which we refer to as CVflow®.

The CVflow-architecture was designed for a variety of AI inference algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, stereo object detection, and terrain mapping. Our latest third generation CVflow technology enables our new SoCs to efficiently process transformer AI networks. These networks facilitate computationally intense advanced AI applications and are foundational for more sophisticated reasoning and planning capabilities, including deep fusion, deep behavioral planning, large language models (LLMs), vision-language models (VLMs), vision-action models (VLAs) and reasoning models. To achieve holistic environmental perception, CVflow can process and fuse data from multiple sensing modalities, including cameras, 4D imaging radar, lidar, thermal, and near-infrared (NIR) sensors. This multi-modal capability is crucial for building robust AI agents. Furthermore, our CVflow architecture allows customers to differentiate their products by porting their own or third-party neural networks and AI algorithms, creating a flexible platform for innovation. Our AI technology is creating opportunities for us to address a broader range of markets and applications while also allowing us to capture more content per electronic system.

Our newest product families, CV7, CV3 and N1 integrate our 3rdgeneration CVflow AI accelerator and are all built on advanced 4 and 5 nanometer (nm) process technology. These advanced SoCs are engineered to efficiently run some of the latest transformer neural networks enabling new levels of performance and agentic capabilities at the edge. The CV7 family, which includes our CV7, CV72, and CV75 SoCs, is engineered for a broad range of high-performance, power-sensitive edge AI applications. It delivers exceptional AI performance for sophisticated computer vision and multi-modal processing in next-generation automotive, security, and robotics systems.

Our CV3 AI central domain controller family of SoCs is specifically architected for partially to fully automated driving applications. In addition to offering our existing advanced camera perception processing, CV3 family integrates critical sensor fusion and path planning software layers. This enables a crucial shift from simple perception to a complete "perceive-plan-act" loop, which is the foundation of autonomous physical AI agentic behavior in vehicles and robots.

Our N1 SoC is capable of running LLM inferencing with models up to 34 billion parameters, enabling a new class of generative AI applications directly on IoT devices. The N1 SoC supports a range of advanced applications, including industrial robotics, intelligent healthcare imaging and diagnostics, autonomous fleet telematics and next generation edge AI boxes and servers capable of aggregating multiple video, audio and other modality streams of data and providing local generative AI inferencing through multi-modal VLMs, conversational LLMs and actionable VLAs.

Our adaptive AI radar software algorithms are designed to enable radar perception using current production radar radio frequency chips to achieve significantly higher resolution, longer range and greater accuracy. We have introduced a centralized 4D imaging radar architecture that synergistically leverages these adaptive AI software algorithms. When combined with our CV3 AI domain controller family, this architecture provides a rich, high-resolution data stream that is critical for robust perception in challenging conditions. This fusion of advanced radar and vision processing enhances situational awareness and safety for autonomous systems, while also reducing overall system power consumption and bill-of-materials compared to traditional distributed radar systems.

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

Cloud
Data Centers
Edge Server
Near Edge
Edge Box/Appliance
Far Edge
IoT End Points
Edge Devices
Physical
CPU, GPU & FPGA Applications
Lower unit volumes
Higher unit volumes

We believe the edge AI inference market, sometimes referred to as the system’s edge, requires a fundamentally different SoC architecture versus the GPU, FPGA and CPU approach commonly used in the data center, particularly for physical AI applications that must perceive and react to their environment in real time. Our AI SoCs are optimized for the requirements of the edge inference market to provide highly accurate results, significant processing power, small form factor and minimal latency while consuming very low amounts of power. They are engineered to deliver not only human viewing capabilities but also sophisticated agentic functionality, often by processing data from multiple sensor modalities and running multiple, concurrent AI models on a single SoC incorporated in an end-point device or box. In addition, privacy and security can be enhanced, as critical personal information may not need to enter the network infrastructure.

Our first AI SoC was introduced in 2018 and our third generation CVflow AI accelerator is integrated into our CV7, CV3 and N1 families of AI processors. Our development efforts are now focused on SoCs that provide advanced edge and physicalAI inference functionality further enabled by AI agents that provide advanced automation capabilities, with continued support for human viewing. We complement our advanced camera perception capabilities with advanced radar perception technology. This fusion of multiple sensor modalities is foundational to creating a comprehensive environmental model, enabling higher levels of autonomy and more robust automation.

We are focusing on the IoT and automotive end markets that require increasingly sophisticated AI inference workloads and processing performance:

IoT Applications:

•
Security Cameras. We are a leader in enterprise and home security camera markets, with solutions that deliver exceptional AI inference performance, industry-leading compression efficiency, low power consumption, and outstanding image quality, including high dynamic range (HDR), low-light processing and fisheye lens de-warping. Our AI products enable higher levels of automation than our vision processors through advanced algorithms, such as object detection, classification and tracking, license plate recognition and facial recognition. We address the following security camera applications:
▪
Enterprise and Public Class Security. These cameras are used for video monitoring and security surveillance in enterprise and public infrastructure applications. Embedded advanced AI technology supports advanced analytics at the system’s edge, including people counting and tracking, facial recognition and retail behavior analysis. In addition, our N1-655 SoC, can run the latest AI models, without the need for an internet connection, on a variety of on-premise devices, including smart-city security video recorders.
▪
Home Security. Home security cameras are designed for home or small business use and may be connected to cloud services and applications via home networks using WiFi. Form factors include smart video door-bells and video-enabled lights. Embedded AI technology supports advanced functions, including intruder and pet detection, face recognition and package monitoring.
•
Portable Video Applications. Our SoCs are utilized in a wide range of portable video applications where low-power operation, compact size, and high-performance video processing and on-device AI processing are critical design requirements. In the professional and public safety sectors, our SoCs are integrated into body-worn cameras used by law enforcement and security personnel who leverage AI based translation services running locally on the device. For these mission-critical applications, our solutions provide excellent low-light performance, efficient video compression with on device AI to maximize recording time, and the extended battery life necessary for a full operational shift. In the consumer market, our technology is foundational to products such as sports and action cameras, enabling features such as high-resolution 4K and 8K video capture, high-frame-rate recording for slow-motion effects, advanced electronic image stabilization (EIS) to produce smooth 360o footage in dynamic environments, and on device AI based object detection, classification and noise reduction.

Automotive Applications:

Cameras and other sensors, as well as high performance computing processors, are utilized for a variety of applications in the automotive market and our products are designed into both original equipment manufacturer (OEM) and aftermarket applications. We address both the safety (e.g., advanced driver assistance systems (ADAS) and autonomy automotive market applications:

ADAS, Safety and Telematics:

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
▪
AI Telematics Systems. The telematics market has historically addressed commercial vehicle applications that tracked location to calculate delivery information. Telematics systems are increasingly incorporating cameras and AI capabilities, which provide incremental safety and operational efficiencies for commercial fleet operators, and incremental average revenue per user, or ARPU, for telematics network operators.
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
•
Emerging Robotic Applications. Our solutions can add intelligence to a range of partially or fully robotic applications, across a variety of enterprise and home applications. Our advanced AI SoCs handle an array of complex algorithms, from low-level perception functions and neural networks to higher-level autonomous software stacks, while our neural network-based image signal processing (NN-ISP) provides advanced noise reduction to enable better performance in challenging lighting conditions such as high-contrast scenes and extremely low-light environments, all with low power consumption. We address the following robotic market applications:
▪
Fixed robotics applications. Our SoCs are being adopted in fixed robotics applications where high-performance AI perception is essential for automating industrial and logistics processes. In environments such as factories and warehouses, our solutions provide the critical, low-latency processing required for systems to operate with speed and precision. Our newer SoCs are enabling a paradigm shift towards more interactive and intelligent automation. For example, our N1-655 and CV7 SoCs can run sophisticated vision language models (VLMs) and vision language agents (VLAs), allowing an automated inspection system to not only detect a defect but also respond to a natural language query from an operator, such as, "describe the type of scratch on the last part." This transforms these systems into physical AI agents that can perceive and react to their environment in real time, providing advanced automation capabilities that go beyond pre-programmed tasks to offer greater operational flexibility and higher overall system intelligence in applications like pick-and-place machines, automated inspection, and advanced barcode readers.
▪
Mobile robotics applications. In the rapidly expanding market for mobile robotics, our technology is a key enabler for intelligent and autonomous operation. Our SoCs are engineered to meet the stringent power, performance, and size constraints of battery-powered devices such as aerial drones and terrestrial robots. While our CV5 and CV7 SoCs provide the foundational AI processing for real-time perception, sensor fusion, and navigation, our N1-655 SoC adds a powerful new layer of intelligence. By enabling these robots to run VLMs and VLAs at the edge, our platforms can support advanced agentic behaviors. For example, a warehouse robot can be instructed with a complex command like, "find the pallet in aisle 7 with the damaged box and bring it to the inspection area." The robot can then use its perception system to navigate, identify the correct pallet based on a visual understanding of "damaged," and complete the task.
•
Other IoT Applications. Cameras for the enterprise, home, public spaces and consumer applications that provide powerful edge AI inference processing capabilities together with high-definition (HD) video quality increasingly include embedded connectivity to share and display video. Our low power, high-resolution and connected solutions can be found in a variety of cameras, including video conferencing, access control, healthcare, medical and virtual reality applications. Our N1-655 SoCs can power edge AI boxes that aggregate multiple video, audio and other modality streams of data and providing local generative AI inferencing through VLM and LLM models.

Our Competitive Strengths

Our platform technology solutions provide performance attributes that satisfy the stringent demands of the camera market, enable integration of HD video and image capture capabilities in portable devices, and provide computer vision and generative AI inference capabilities that address the evolving needs of the automotive and IoT markets. We believe that our leadership is the result of our competitive strengths, including:

•
Proprietary AI, Radar and Computer Vision Architecture. Our proprietary CVflow AI processing architecture uses a flexible hardware engine programmed with a high level algorithm description to achieve increased performance while minimizing die size and power consumption. The CVflow architecture was initially designed for a variety of AI, radar and computer vision algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, and stereo object detection. Our latest third generation CVflow technology enables us to efficiently process transformer AI networks for model sizes up to 34 billion parameters that address an estimated 90% of the broad edge AI requirements today. These networks facilitate computationally intense advanced AI applications and are foundational for more sophisticated reasoning and planning capabilities, including deep fusion, deep behavioral planning, LLMs, VLMs, VLAs, and reasoning models. To achieve holistic environmental perception, CVflow can process and fuse data from multiple sensing modalities, including cameras, 4D imaging radar, lidar, thermal, and near-infrared (NIR) sensors. This multi-modal capability is crucial for building robust AI agents. Furthermore, our CVflow architecture allows customers to differentiate their products by porting their own or third-party neural networks and AI algorithms, creating a flexible platform for innovation.
•
High-Performance, Low Power, AI, Video and Image Algorithm Expertise. Our extensive algorithm expertise, which facilitates efficient AI, video and image compression, enables our solutions to achieve low power consumption without compromising performance. Our solutions support high resolution, high frame-rate and multi-stream video capabilities. Our solutions achieve high storage and transmission efficiencies through innovative and complex video and image compression algorithms that significantly reduce the output bitrate, directly benefiting the performance of our solutions in several ways, including lower memory storage requirements, reduced bandwidth needs for transmission and lower cloud storage costs. Our solutions can deliver clear images in low light conditions because of our advanced noise reduction, including 3D motion compensated temporal filtering (MCTF) and multiple exposure processing. Additionally, our HDR processing capabilities handle scenes with large dynamic range between the lightest and darkest areas to reveal details that would otherwise be lost in shadow or highlight areas. Our neural network-based image signal processing (NN-ISP) provides advanced noise reduction in extremely low lighting conditions. Our advanced de-warping capability enables cameras to use wide angle lenses, making it ideal for security camera, 3D electronic image stabilization and automotive surround view applications.
•
Deep Sensor Fusion. Our SoCs provide AI perception processing for cameras and software that enables efficient HD 4D radar perception. Our CV3 SoC family implements centralized camera and radar perception processing on the same SoC, allowing data from all camera and radar sensors in the sensor suite to be fused at a deeper data level, which we believe will facilitate improved levels of perception accuracy.
•
Highly Integrated SoC Solutions Based on a Scalable Platform. Our product families leverage a flexible and highly-scalable SoC platform including our core high-performance AI and video processing architecture combined with an extensive set of integrated peripherals. Our flexible and highly-scalable SoC platform enables our customers to address multiple applications and markets with reduced design cycles and costs. Our software compatible portfolio of products, with a broad range of performance and price points, allows our customers to develop a wide range of differentiated end products from a common software base. The scalability of our platform also enables us to respond quickly to address emerging markets and applications.
•
Comprehensive and Flexible Software. Our years of investment in developing and optimizing our comprehensive and flexible software serve as the foundation of our high-performance video application solutions. We provide our customers full-function software development kits with a suite of application programming interfaces or APIs, which allow customers to rapidly integrate our solution, adjust product specifications and provide additional functionality to their systems, thereby enabling them to differentiate their product offerings and reduce time to market. We also provide a toolkit to accelerate the development of computer vision algorithms onto our hardware. Additionally, our Cooper™ developer platform offers seamless integration of software, hardware, state-of-the-art (SOTA) AI models, and services that provide universal support for our entire portfolio of AI SoCs that we enabled with AI agents to drive faster time to market for our customers and partners.
•
Developer Zone. The developer zone is designed to help our growing ecosystem of partners learn, build and deploy edge AI applications on a variety of edge systems with greater speed and clarity. The developer zone provides a collection of optimized AI models, along with low-code and no-code agentic blueprints, to enable the rapid development of edge AI applications on our portfolio of purpose-built edge AI SoCs with Cooper development software. The developer zone consolidates essential tools, documentation, models and community resources into a single destination, enabling system integrators, distributors, module builders, independent software vendor (ISV) and other global ecosystem partners to engage, prototype and accelerate edge AI solutions for a wide range of vertical industry segments.

•
Advanced VLSI capabilities. A core component of our product differentiation is our highly specialized VLSI (Very Large Scale Integration) design expertise, which is fundamental to our ability to translate advanced architectural concepts into market-leading silicon. Our most recent SoC designs are built on 4 nm and 5 nm process technology, and we recently taped out our first SoC design on 2 nm process node. The design and implementation of SoCs at these advanced geometries present substantial engineering challenges and require deep, specialized expertise in areas such as physical design, power integrity, and signal timing. This leadership in VLSI design allows us to build a product roadmap that consistently leverages the benefits of the latest process technology, enabling us to deliver the AI performance, power efficiency, and functional integration levels required for next-generation edge and physical AI applications, a capability that is difficult for competitors on less advanced nodes to achieve.

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

Central Domain Controller. Our CV3-AD family of automotive AI domain controllers, targets L2+ to L4 autonomous vehicles and advanced robots. The third generation CVflow® AI accelerator includes neural network processing that is 20x faster than the previous generation of CV2 SoCs, along with additional general vector processing capabilities to provide the overall performance required for full autonomous driving (AD) stack processing, including computer vision, HD 4D radar, deep fusion and planning. It also integrates advanced image processing, a dense stereo and optical flow engine, Arm® Cortex® A78AE and R52 CPUs, an automotive GPU for visualizations, and a hardware security module (HSM). The CV3-AD685 is an “algorithm first” architecture that provides support for the entire AD software stack.

CVflow SoCs. Multiple generations of our AI accelerator architecture have been developed, and all our new product families incorporate the ability to extract and process data from video streams, enabling our customers to develop intelligent camera systems. These SoCs combine advanced image processing, high-resolution video encoding and CVflow AI processing in a single, low-power design to enable a new class of smart edge devices for applications including smart home security, retail monitoring, consumer robotics, and occupancy monitoring. Some of our CVflow SoCs are manufactured to satisfy the functional safety requirements of the automotive market. Our third generation CVflow-based SoCs enable efficient processing of transformer AI networks, which are an enabling technology for next generation automotive and generative AI markets.

AI Neural Processor. Based on our proprietary architecture, our N1 SoC provides highly-efficient AI performance for neural network computation in combination with a general vector processor (GVP), an advanced image processor, a dense stereo and optical flow engine, and a GPU, in a single SoC. The N1 is designed for implementing industrial robotics, smart cities, intelligent healthcare imaging and diagnostics, multi-camera AI processing hubs, edge AI servers running multi-modal LLMs, VLMs, VLAs and autonomous fleet telematics.

Vision Processor SoCs. Our video and image processing SoCs integrate an advanced image sensor pipeline (ISP), H.264 and/or H.265 encoders, and a powerful ARM CPU for advanced analytics, flight control, WiFi streaming, and other user applications. Our unique architecture and advanced process node technology lower power consumption while maintaining high performance for security camera and consumer applications such as drones, sports cameras, and 360º (VR) cameras.

High Definition Radar. We offer adaptive AI software algorithms designed to enable radar perception using current production radar chips to achieve significantly higher resolution, longer range and greater accuracy. These improvements eliminate the need for specialized high-resolution radar chips, which have significantly higher power consumption and cost than conventional radar solutions. We recently introduced a centralized radar architecture that leverages adaptive AI software algorithms together with our CV3 processor family to enable both central processing of raw radar data and deep, low-level fusion with other sensor inputs, including cameras, lidar and ultrasonics.

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

Software Modules. We separately license proprietary software modules that can be used in conjunction with a customer’s internal software and/or with third-party software. Features that may be licensed include functionality for a variety of automotive applications, including dataloggers, ADAS and autonomous driving systems, eMirrors and in-cabin applications. Additionally, our neural-network image signal processing (NN-ISP) software module improves low light imaging in security camera applications.

The chart below describes our current product lines:

Technology

Our semiconductor solutions are engineered to enable intelligent automation and physical AI at the edge, capable of processing data from a variety of sensor modalities and digital data feeds. These solutions facilitate HD, Ultra HD (UHD) and 8K UHD (up to 7680 x 4320p60) video and image processing, video compression, and advanced AI processing of CNN, LLM, VLM and VLA generative models while offering exceptional power, size, and performance characteristics.

Key differentiators of our technology include:

•
flexible and scalable CVflow processors for deep learning, 4D imaging radar processing and other AI algorithms. They are designed to run multiple, concurrent AI models, including modern transformer networks, to enable complex agentic behaviors across a broad range of consumer, professional and automotive requirements with industry-leading power and die size efficiency;

•
stereo/optical flow processing engines that enable robust depth perception and motion analysis, which are critical for AI processing by agents to navigate and interact in physical environments with high performance and power efficiency;
•
scalable image processing and video compression engines that cover consumer, professional and automotive requirements from Full HD to 8K video performance levels as well as multiple image sensors simultaneously to support multiple viewpoints, including surround view and virtual reality applications;
•
algorithms for image processing including deep learning augmented processing for challenging low light and high dynamic range conditions for robust perception for both AI agents and human viewing with high power efficiency;
•
algorithms and software for scalable and robust HD 4D radar processing using sparse antenna arrays, machine learning and adaptive transmit waveforms for lower cost and better power efficiency;
•
deep learning algorithms and software for multi class 2D/3D object detection and segmentation, including vehicles, pedestrians, cycles, road markings, traffic signs and traffic lights optimized for our CV2 and CV3 SoC families;
•
algorithms and software for stereo obstacle detection to provide robust safety in the event of obstacles that are not in the training data;
•
a comprehensive "perceive-plan-act" software stack optimized for our CV3 SoC family, including multi-modal sensor fusion, mapping and localization algorithms, and behavioral and path planning, which together form the core of an autonomous physical AI agent;
•
software development kits comprised of application programming interfaces, or APIs, to facilitate integration into customers’ products; and tools for porting and optimizing customer deep neural networks, or DNNs, developed in industry standard training frameworks;
•
low-power architecture with minimal system memory footprint; and
•
programmable architecture that balances flexibility, quality, power and die size with powerful CPUs and optimized hardware acceleration to support a wide range of intelligent automation and advanced processing for edge and physical AI applications.

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
Advanced Image Processing, AI-Based Image Processing
Smart H.264/H.265 Video Compression
Oculii Patented Adaptive AI Radar Algorithms
CVflow
Deep Neural Network AI Processor
400+ International Patents Filed

CVflow

Our proprietary CVflow® AI processing architecture, uses a flexible hardware accelerator programmed with a data flow graph algorithm description to achieve increased performance while minimizing die size and power consumption. This description allows the hardware to maximize use of its resources by exploiting all available parallelism without software intervention. The CVflow architecture specifies data flow connections between a set of optimized AI and computer vision operators, such as the convolution and matrix multiply functions that are used for deep learning algorithms. Our CVflow engine is also capable of running large language model inferencing, with models up to 34 billion parameters run on a single N-1 SoC. The CVflow architecture was traditionally designed for a variety of AI, radar and computer vision algorithms, including object detection, classification and tracking, semantic and instance segmentation, image processing, and stereo object detection. Our latest third generation CVflow technology enables us to efficiently process transformer AI networks. These networks facilitate computationally intense advanced AI applications and are foundational for more sophisticated reasoning and planning capabilities, including deep fusion, deep behavioral planning, LLMs, VLMs, VLAs and reasoning models. To achieve holistic environmental perception, CVflow can process and fuse data from multiple sensing modalities, including cameras, 4D imaging radar, lidar, thermal, and near-infrared (NIR) sensors. This multi-modal capability is crucial for building robust AI agents. Furthermore, our CVflow architecture allows customers to differentiate their products by porting their own or third-party neural networks and AI algorithms using industry standard tools.

Computer Vision and Radar Technology

Computer vision is a core technology that complements our proprietary image processing and video compression technology. We have developed efficient deep learning algorithms for object detection and segmentation leveraging our deep understanding of the CVflow processor. A significant feature of our third generation CVflow SoCs is support for HD stereo and HD radar-based depth and velocity sensing. We believe HD stereo and HD radar are complementary sensor modalities that provide robust depth information after fusion. This depth information provides an important augmentation to monocular computer vision processing, resulting in an extra margin of safety for autonomous driving and other applications. Monocular processing depends on training to detect obstacles, and may not detect obstacles that are not represented in the training set. Stereo cameras and radar detect obstacles without relying on training for specific obstacle categories because the depth information is used to directly construct a three-dimensional model of the camera’s surroundings, including any obstacles. This allows more robust decisions to be made in applications such as autonomous driving.

Auto Software Modules

Our optimized software modules give customers the option to leverage our expertise and reduce development time and expense. These modules include HD radar processing for standalone and central radar processing, deep learning based low light and HDR image processing, monocular and stereo camera perception, and autonomous driving stack modules optimized for the CV3 family, including fusion for multiple cameras and sensor modalities, mapping and localization algorithms and planning.

Cooper Development Platform

Our Cooper Development Platform offers seamless integration of software, hardware, state-of-the-art fine-tuned AI models, and services that support our entire portfolio of AI SoCs. This platform simplifies use of our AI SoCs by providing a flexible, modular and prepackaged suite of hardware and software development tools, comprising Cooper Metal, a collection of AI SoCs and board-level hardware solutions; and Cooper Foundry, a multi-layer software stack.

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

Sales to customers in Asia accounted for approximately 88%, 85%, and 79% of our total revenue in the fiscal years ended January 31, 2026, 2025, and 2024, respectively. As many of our OEM end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. To date, substantially all our sales have been denominated in U.S. dollars.

We work closely with our end customer OEMs and ODMs throughout their product design cycles that often last twelve to eighteen months for many of our target markets, although new products may have longer design cycles, particularly those implementing advanced AI features. Product design cycles for certain portions of the automotive market generally last longer than eighteen months, particularly for products containing user safety features. As a result, we can develop long-term relationships with our customers as our technology becomes embedded in their products. Consequently, we believe we are well positioned to not only be designed into our customers’ current products, but also to continue to develop next-generation AI solutions for their future products.

The product life cycles in many of our target markets typically range from twelve to 24 months. We expect that product lifecycles in the automotive OEM and robotics markets will typically be longer than 24 months, as new product introductions occur less frequently. For many of our solutions, early engagement with our customers’ technical staff is necessary for success.

In fiscal year 2026, the customer representing 10% or more of revenue was WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, our non-exclusive sales representative and fulfillment partner in Asia other than Japan, which accounted for approximately 70% of total revenue. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue.

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

Wafer Fabrication

We have a history of using several process nodes from 130 nm through 4 nm. We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and efficiency. We believe this strategy will help us remain competitive. We currently manufacture our solutions in the 10 nm, 5 nm and 4 nm process nodes, and recently taped out our first SoC design in the 2 nm process node. Currently, the substantial majority of our SoCs are supplied by Samsung Electronics Corporation (Samsung) in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully-assembled and tested products as well as tested die in wafer form for assembly. Our foundry vendors are ISO 9001 certified.

Assembly and Testing

Samsung subcontracts the assembly and initial testing of the assembled chips it supplies to us to Signetics Corporation and STATS ChipPAC Ltd. In the case of purchases of tested die from Samsung, we contract the assembly to Advanced Semiconductor Engineering, Inc., or ASE. Final testing of our products is handled primarily by Sigurd Corporation or King Yuan Electronics Co., Ltd. under the supervision of our engineers. All test software and related processes for our products are developed by our engineers. We continually monitor the results of testing at all our test contractors to ensure that our testing procedures are properly implemented.

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

Research and Development

We believe our technology is a competitive advantage and we engage in substantial research and development efforts to develop new products and integrate AI functionality into our video processing solutions. We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. As of January 31, 2026, approximately 75% of our employees are engaged in research and development. Our research and development team is comprised of both semiconductor and software designers. Our semiconductor design team has extensive experience in large-scale semiconductor design, including architecture description, logic and circuit design, implementation and verification. Our software design team has extensive experience in development and verification of video processing, AI deep learning and adaptive AI radar software. Because the integration of hardware and software is a key competitive advantage of our solutions, our hardware and software design teams work closely together throughout the product development process. The experience of our hardware and software design teams enables us to effectively assess tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented in hardware and in software.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. In the IoT market, our primary competitors include HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Novatek Microelectronics Corp., or Novatek, NVIDIA Corporation, or NVIDIA, Qualcomm Incorporated, or Qualcomm, and Sigmastar Technology Ltd. In the automotive camera market, we compete against Horizon Robotics Inc., Mobileye, a subsidiary of Intel Corporation, Novatek, NVIDIA, Qualcomm, Renesas Electronics Corporation, and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products that compete with ours.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 31, 2026, we had 390 issued patents in the United States, 149 of which were continuation or divisional patents, 14 issued patents in Europe, 24 issued patents in China, 8 issued patents in Japan and 58 pending patent applications in the United States. The issued patents in the United States expire beginning in 2025 through 2044. Our issued patents and pending patent applications primarily relate to image and video processing and HD video compression, AI processing, system level camera, and radar perception applications spanning multiple market segments.

We may not receive competitive advantages from any rights granted under our patents, and our patent applications may not result in the issuance of any new patents. In addition, any patent we hold may be opposed, contested, circumvented, designed around or found to be unenforceable or invalidated. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around patents owned or licensed by us.

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

Seasonality

Our business has tended to be seasonal with higher revenue in our second and third fiscal quarters as our customers typically increase their production to meet holiday shopping season or year-end demand for their products. We also may experience seasonally lower demand in our first and fourth fiscal quarters. These seasonal fluctuations may diminish if our revenue diversifies and becomes less dependent on sales of our customers’ consumer products.

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

As of January 31, 2026, we employed a total of 959 people, including 252 in the United States, 612 in Asia, with 372 in Taiwan and 225 in China, and 95 in Europe. Approximately 75% of our employees are engaged in research and development, 23% in sales, marketing and administration and 2% in operations. As of January 31, 2026, women represented 33% of our independent board members, 15% of senior management, 17% of our technical roles, and 21% of our total workforce. Of our total employee workforce, approximately 39% is represented by a work council in Taiwan. The work council group, which is common in Taiwan, is comprised of employees elected by the general employee base in that location. We consider our global employee relations to be good. Despite employees working in geographically disparate locations and differences in cultures, we strive to treat all employees as part of one team working together. Our Chief Executive Officer holds quarterly town hall style meetings with employees of all our offices to keep employees apprised of company activities and objectives and to provide an opportunity for all employees to meet and ask questions. All employees receive training in the prevention of sexual harassment and abusive conduct in the workplace.

Our human capital resources objectives include attracting and retaining talented and experienced employees. We utilize multiple online search tools, specialized recruiting firms, employee referral programs and university hires to ensure a varied outreach approach for candidates. We are committed to ensuring the human rights of our worldwide workforce and treating all employees with dignity and respect. We offer a combination of competitive base salary, time-based equity incentives and bonus plans linked to financial and strategic performance that are designed to motivate and reward personnel with annual grants of stock-based and cash-based incentive compensation awards, plus other benefits, in order to increase both stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our short term and long-term objectives. We offer competitive benefits tailored to local markets and laws and designed to support employee health, welfare and retirement; examples of such benefits include paid time off; 401(k), pension or other retirement plans; an employee stock purchase plan; basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; health savings and flexible spending accounts; relocation assistance; and employee assistance programs. As of January 31, 2026, approximately 92% of eligible U.S. employees participate in our 401(k) plan, and 88% of eligible employees participated in the most recent offering period of our employee stock purchase plan.

The average tenure of our employees is approximately 8.1 years and approximately 31% of our employees have been employed by us for more than 10 years. We believe our compensation and benefits packages, combined with our culture that promotes teamwork, innovation and hands-on experience from the first day of employment, contribute to low employee turnover and an above-average tenure. We monitor employee turnover rates by region and our company as a whole. Our worldwide voluntary employee turnover rate in fiscal year 2026 was approximately 7.7%.

Corporate Information

Ambarella was founded and incorporated in the Cayman Islands in January 2004. Our registered address is PO Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. The address of our U.S. operating subsidiary is Ambarella Corporation, 3001 Tasman Drive, Santa Clara, California. The Securities and Exchange Commission, or SEC, maintains a website at www.sec.gov that contains reports, proxy, and information statements, and other information regarding registrants that file electronically. You may also obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the SEC, and all amendments to these filings, free of charge, by visiting the Investor Relations page on our website (http://investor.ambarella.com) as soon as reasonably practicable following our filing of any of these reports with the SEC. Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.

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

Summary of Risk Factors

Our business and our industry is subject to numerous risks and uncertainties, including those described in the following Risk Factors. These risks include, but are not limited to, the following:

•
Global macroeconomic and political conditions, including high inflation, recessionary concerns, trade restrictions, geopolitical tensions and war may adversely impact our business and financial condition in ways that we currently cannot predict.
•
If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.
•
Our target markets may not grow or develop as we currently expect, and if we fail to successfully penetrate new markets, our revenue and financial condition could be harmed.
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
•
If we fail to successfully develop and introduce new or enhanced solutions that meet market requirements on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
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
•
We face intense competition and expect competition to increase in the future, which could have an adverse effect on our market share, revenue and results of operations.
•
A breach of our security systems, or other security breaches or incidents with respect to our products, networks or systems, may have a material adverse effect on our business.
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

Risks Related to Our Business and Our Industry

Global macroeconomic and political conditions, including high inflation, recessionary concerns, trade restrictions, geopolitical tensions and war, may adversely impact our business and financial condition in ways that we currently cannot predict.

We are a global company and our business, results of operations, and financial condition are impacted by global macroeconomic conditions. Macroeconomic events such as recession, high inflation, geopolitical tensions, war, public health crises, supply chain disruptions, rising energy costs, changes to U.S. trade policies and responses by foreign governments to such policies, and global banking concerns have caused economic volatility, which have in the past, and may continue to, harm our business. Economic volatility and adverse economic conditions have affected and may continue to affect the demand for our products and our customers’ products. Reduced demand for our customers’ products may negatively affect demand for our products and lead to a buildup of inventory at many of our customers, including their affiliates, partners, and contract manufacturers. Reduced demand for our products could result in decreases in our sales and materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict.

If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.

We sell our system-on-a-chip, or SoC, solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We generally refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be significantly harmed. We often incur significant expenditures developing a new SoC solution without any assurance that any OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. We anticipate that it will take longer and require more resources and greater expenditures to achieve design wins, and likely take longer to generate revenue from such design wins, in the new markets we are targeting, such as the OEM automotive and robotics markets, than our legacy camera markets. We also face certain competitive disadvantages in these markets relative to larger competitors that have significantly more resources and a longer history working with OEMs and ODMs in these markets.

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

Our target markets may not grow or develop as we currently expect, and if we fail to successfully penetrate new markets, our revenue and financial condition could be harmed.

We believe that our future revenue growth, if any, significantly depends on our ability to expand within the Internet of Things, or IoT, and automotive markets with our new artificial intelligence, or AI, SoC solutions, and penetrate, or further penetrate, the robotics and industrial markets. Each of these markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. The application of AI functionality in these markets is relatively new, and we may be unable to predict the timing or development of these markets with accuracy. If any of these markets do not develop as we currently anticipate, the technical requirements of these markets evolve in ways we do not anticipate, the development of such markets is delayed or impacted by factors outside of our control, or if we are unable to penetrate, or further penetrate, them successfully with our solutions, our revenue could decline and our financial condition would be negatively impacted.

Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins in these markets requires a substantial investment of our time and resources and we cannot assure you that we will secure design wins or that we will achieve meaningful revenue from the sales of our solutions into these markets. In addition, we face competition from larger competitors with greater resources and more history in these markets, which may put us at a competitive disadvantage to these larger competitors. If we fail to penetrate these or other new markets we are targeting, our financial condition would likely suffer. Moreover, if we are successful in achieving design wins in these new markets, it will likely take longer to generate revenue from such design wins than in our traditional markets.

Impacts of the global supply chain challenges could adversely affect our business, financial condition, and results of operations.

Managing our manufacturing capacity and supply chain is complex. Our ability to manage our supply chain has been, and could continue to be, adversely affected by a variety of factors including geopolitical conditions such as international trade tensions between the U.S. and China, military conflicts, natural disasters, health crises, and other factors beyond our control. Disruptions in the supply chain for materials used to produce semiconductors or significant increase in demand for semiconductors has, and may in the future, result in a lengthening of the manufacturing lead time for our products and impact the normal forecasting and ordering patterns of our customers. For example, we have experienced supply constraints for certain chips from Samsung Electronics Corporation (Samsung) and we may experience similar issues in the future, which could increase our manufacturing costs and reduce the gross margin of our products. To the extent our customers face supply chain issues with respect to other components needed to pair with our products, such as memory components, in order to produce their end products, such customers may delay orders of our products or hold inventory of our products for longer periods of time, which could result in a decline in our revenue, a decline in gross margin or other adverse impact on our business.

Shortages in, or increased costs of, wafers and materials could adversely impact our gross margins and lead to reduced revenues.

Worldwide manufacturing capacity for silicon wafers is relatively inelastic. If the demand for silicon wafers or assembly material exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. Silicon wafers constitute a material portion of our product cost and if we are unable to purchase wafers at favorable prices, our results of operations and financial condition will be adversely affected. Our suppliers may pass increases in the price of engineered materials, raw materials and commodity costs onto us, which would reduce the gross margin of our products. The semiconductor industry recently experienced significant shortages of manufacturing capacity, which resulted in a lengthening of the manufacturing lead time for our products and which has at times harmed our revenue. While this capacity shortage has improved, we may experience capacity restraints again in the future. We have also experienced, during times of supply chain capacity shortages, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves and lead to us and our customers having excess inventory.

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

If we fail to successfully develop and introduce new or enhanced solutions that meet market requirements on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies. To compete successfully, we must design, develop, market and sell enhanced solutions that provide increasingly higher levels of performance and functionality, including AI functionality, and that meet the technical and cost expectations of our customers. Our existing or future solutions could be rendered obsolete by the introduction of new products by our competitors, convergence of other markets with or into the video perception market, the market adoption of products based on new or alternative technologies, the emergence of new industry standards applicable to our solutions, or the requirement of additional functionality included in video processors. In addition, some of the markets for our solutions are characterized by frequent introduction of next-generation and new products, short product life cycles, increasing demand for added functionality and significant price competition. Our failure to anticipate or timely develop new or enhanced solutions in response to technological shifts could result in decreased revenue and our competitors achieving design wins that we sought. As we develop and introduce new solutions, we also face the risk that customers may not value or be willing to bear the cost of incorporating these newer solutions into their products, particularly if they believe their customers are satisfied with current solutions. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations would suffer.

In addition, for some markets we address or seek to address we need to establish and maintain relationships with third-party suppliers or software providers in order to effectively market our solutions to end-customers. Failure to establish these relationships could harm our ability to achieve design wins.

Uncertain risks relating to the adoption, use or application of emerging technologies, including artificial intelligence, by our customers and in our business, could adversely impact our financial results and result in reputational harm and liability.

Most of our SoCs, including all of our recently introduced SoCs, support AI functionality implemented in our customers’ products, such as object detection, classification and tracking, image processing, and terrain mapping. Our latest generation of products also enable us to address computationally intense AI applications for deep fusion, deep planning, multi-modal vision-language models (VLMs), large language models (LLMs), vision-action models (VLAs) and reasoning models in edge devices. AI technologies are complex and rapidly evolving. The adoption of AI solutions may not develop in the manner or in the time periods we anticipate and, as the markets for AI solutions are still developing, demand for these products may be unpredictable and vary significantly from one period to another. These factors may adversely impact demand for our AI related products. In addition, compliance with evolving government regulations worldwide related to AI may increase the costs related to the development of AI products and solutions and limit global adoption, which may also adversely impact demand for our AI related products.

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

Our customers typically do not provide us with firm, long-term purchase commitments. A substantial majority of our sales are made on a purchase order basis, which customers may seek to cancel, change or delay their product purchase commitments with little or no notice to us. Because production lead times often exceed the amount of time required by our customers to fill their orders, we often must build SoCs in advance of receiving orders from customers, relying on an imperfect demand forecast to project volumes and product mix. As a result, from time to time, we may see an increase in our inventory levels.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2026, the customer representing 10% or more of our revenue was WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, accounted for approximately 70% of total revenue. We believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 67% of our total revenue in fiscal year 2026. Our largest end customer in fiscal year 2026 was Arashi Vision Inc. dba Insta360, or Arashi, for which we indirectly supply SoCs through WT to multiple ODMs that build products on behalf of Arashi. We believe that our operating results in the near term will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely lead to unanticipated revenue shortfalls and excess inventory and otherwise harm our financial condition and results of operations. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

We face intense competition and expect competition to increase in the future, which could have an adverse effect on our market share, revenue and profitability.

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

Our competitors range from large, international companies with greater resources offering a wide range of semiconductor products to smaller, nimble companies specializing in narrow markets. In the IoT market, our primary competitors include HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Novatek Microelectronics Corp., or Novatek, NVIDIA Corporation, or NVIDIA, Qualcomm Incorporated, or Qualcomm, and SigmaStar Technology Corp. In the automotive camera market, we compete against Horizon Robotics Inc., Mobileye, a subsidiary of Intel Corporation, Novatek, NVIDIA, Qualcomm, Renesas Electronics Corporation, and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products competitive with ours and other customers may seek to vertically integrate competitive solutions in the future. In addition, certain third-party developers of technology competitive to our solutions have licensed their technology, including image signal processing and computer vision IP, which potentially enables a greater number of competitors to offer competitive solutions.

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

A breach of our security systems, or other security breaches or incidents with respect to our products, networks or systems, may have a material adverse effect on our business.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was approximately $238.5 million, $226.1 million and $215.1 million in fiscal years 2026, 2025 and 2024, respectively. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative AI inference SoCs with increasing levels of functionality. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 4 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes. This added cost could prevent us from being able to achieve or maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue. In addition, the U.S. government recently introduced regulations that require notification of, or prohibit certain transactions with entities in China or with linkages to China, which could apply to certain intracompany activities between a U.S. based corporation and its China subsidiaries that support research and development activities, which could limit our ability to carry out certain research and development activities in China.

We rely on highly skilled personnel and, if we are unable to hire, retain or motivate key personnel, we may not be able to grow effectively, which could harm our business.

We believe our performance depends in large part on the talents and efforts of our senior management and other highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our industry is characterized by high demand and intense competition for talent, particularly for engineering personnel. The pool of qualified candidates is limited, particularly in Silicon Valley and parts of Asia for very-large-scale integration, or VLSI, and AI engineers, and certain of our competitors and potential competitors with greater resources have directly targeted our employees. In addition, we also face competition in hiring artificial intelligence engineers, including from companies with which we do not directly compete. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing senior executives and employees. Our continued ability to compete effectively, and to grow our business, depends on our ability to attract new employees and to retain and motivate our existing senior executives and employees.

The average selling prices of semiconductor solutions in our target markets have typically decreased over time and will likely do so in the future, which could harm our revenue and gross margins.

Average selling prices of semiconductor products in the markets we serve have historically decreased over time, and we expect such declines to occur for our solutions over time. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced SoC solutions, such as our new inference AI solutions, on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margins. In the past, we have reduced the prices of our SoC solutions in anticipation of future competitive pricing pressures, to attract new customers or retain existing customers, new product introductions by us or our competitors and other factors. We expect that we will have to address pricing pressures again in the future, particularly in markets experiencing consolidation or with respect to our larger end customers, which could require us to reduce the prices of our SoC solutions and harm our operating results.

If we are unable to manage any future growth, we may not be able to execute our business plan and our operating results could suffer.

Our business has, at times, grown rapidly in the past. Our future operating results depend to a large extent on our ability to successfully manage any expansion and growth, including the challenges of managing a company with an executive management team in the United States and the majority of its employees in Asia. We are increasing our investment in research and development and other functions to grow our business and address new markets, such as industrial, robotics and intelligent transportation systems.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our future revenues and collection of accounts receivable. For the fiscal year ended January 31, 2026, the customer representing 10% or more of revenue was WT, which accounted for approximately 70% of total revenue. As of January 31, 2026, accounts receivable with WT was approximately $24.6 million. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results and cash flows would be negatively impacted.

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

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We may face difficulties, delays and increased expense as we transition our products to new processes, such as the 2 nm process node, and potentially to new foundries. We currently depend on Samsung, as the principal foundry for our products, to transition to new processes successfully. We cannot assure you that Samsung will be able to effectively manage such transitions or that we will be able to maintain our relationship with Samsung or develop relationships with new foundries. Moreover, as we utilize more advanced process nodes beyond 5 nm, we are increasingly dependent upon a very small number of foundries currently available for certain advanced process technologies. If we or our foundry vendors experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our customers and our operating results.

Rapidly changing industry standards could make our video and image processing solutions obsolete, which would cause our operating results to suffer.

We design our solutions to conform to a broad range of technology standards set by industry standards setting bodies, including video compression standards such as MPEG-2, H.264 Advanced Video Coding (AVC) and H.265 High Efficiency Video Coding (HEVC). In addition, new or revised industry standards relating to AI technologies may impose additional requirements. Generally, our solutions comprise only a part of a customer’s device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or by consumers. If our customers or the suppliers that provide other device components adopt new or competing industry standards with which our solutions are not compatible, or if the industry groups fail to adopt standards with which our solutions are compatible, our existing solutions would become less desirable to our customers. If our solutions are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins, which could harm our business.

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
•
work stoppages.

We face tax risks, including relating to the complexity of calculating our tax provision, changes in statutory tax rates, or unfavorable tax law changes.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia and we anticipate that this will continue. Sales to customers in Asia accounted for approximately 88%, 85% and 79% of our total revenue in fiscal years 2026, 2025 and 2024, respectively. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of January 31, 2026, we had approximately $121.6 million invested in marketable debt securities. The marketable debt security investments primarily consisted of corporate bonds, asset-backed securities and U.S. government securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the pandemics or widespread public health problems, the Eurozone crisis, the U.S. debt ceiling crisis, and imposition of tariffs, which affected various sectors of the financial markets and led to global credit and liquidity issues. We regularly maintain cash balances that are not insured or are in excess of the Federal Deposit Insurance Corporation’s (FDIC) insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances, adverse manufacturing cost variances or supply chain disruptions, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The ability of our foundry vendors to provide us with a product, which is solely sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors have provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. We have experienced and may again experience in the future supply constraints at our primary foundry and assembly vendors resulting from industry wide supply chain challenges.

Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. Converting or transferring manufacturing from a primary location or supplier to a backup provider could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we utilize or may utilize, such as 4 nm or 2 nm. Accordingly, as we continue to develop solutions in advanced process nodes, we will be increasingly dependent upon such foundries. The unavailability of one or both of these foundries could significantly impact our ability to produce our new products or delay production, which would negatively impact our business.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 70%, 63% and 53% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2026, 2025 and 2024. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2029, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Risks Related to Our Legal and Regulatory Environment

Global political conditions, including trade relations and regulations, may have an impact on our business and financial condition in ways that we currently cannot predict.

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

We have significant business operations in Taiwan, including 372 employees as of January 31, 2026, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

Several of our Chinese customers have been added to the BIS Entity List, which imposes limitations on the supply of U.S. controlled items to the listed entities. These customers have, and may continue to seek to obtain similar or substitute products from our competitors that are not subject to these limitations, or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to any of our China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

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

Changes in applicable tax laws or statutory tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our results.

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

For example, the Organization for Economic Co-operation and Development has been working on a Base Erosion and Profit Shifting Project and has been issuing guidelines and proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Many of these changes have been or are in the process of being adopted by numerous countries and could materially and adversely affect our provision for income taxes. One proposal is a framework that ensures an effective global minimum tax rate of 15% on certain multinationals that meet a consolidated revenues threshold of EUR 750 million or equivalent annually (Pillar Two). The Company believes that its consolidated revenues have not exceeded the relevant annual threshold.

Further, the One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025, and made a number of changes to existing tax law, including extending or making permanent certain business and international tax measures initially established under the Tax Cuts and Jobs Act of 2017 (TCJA), which were set to expire. The OBBBA requires complex computations to be performed that were initially introduced by the TCJA. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies could interpret or issue guidance on how provisions of the OBBBA will be applied or otherwise administered that is different from our interpretation. We have considered the impact of the OBBBA in the current financial year. We are also in the process of evaluating the financial statement impact of these provisions for future periods. We do not currently expect the OBBBA to have a material impact on our consolidated financial statements. As we evaluate the effect of the OBBBA, collect and prepare necessary data, and interpret any additional guidance, we may adjust provisional amounts that we have recorded that may impact our provision for income taxes in the period in which the adjustments are made.

Additional changes to global tax laws are likely to occur, and such changes may adversely affect our statutory tax rate, operating results, and cash flow.

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

In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Certain of our customers have received notices from third parties claiming to have patent rights in certain technology and inviting our customers to license this technology, and certain of our end customers have been the subject of lawsuits alleging infringement of patents by products incorporating our solutions, including the assertion that the alleged infringement may be attributable, at least in part, to our technology. Because we generally indemnify our customers for certain intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations under some of our license agreements, which could result in substantial expense to us. Because some of our ODMs and OEMs are larger than we are and have greater resources than we do, they may be more likely to be the target of an infringement claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit. If any such claims were to succeed, we might be forced to pay damages on behalf of our ODMs or OEMs that could increase our expenses, disrupt our ability to sell our solutions and reduce our revenue. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our products to decrease.

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

The market price of our ordinary shares has historically been highly volatile. The trading price of our ordinary shares is likely to remain volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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
•
general economic conditions, including conditions related to the banking industry or caused by pandemics, military conflicts, high inflation, and slow or negative market growth;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats, including an Incident Response Plan for cybersecurity and related processes that are overseen by our IT and management teams. Our cybersecurity program leverages industry frameworks, including certain of those established by the National Institute of Standards and Technology (NIST). Our information security management system is ISO 27001 certified.

We regularly assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect our information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal risks associated with our employee and contractor usage of our information systems, as well as risks posed by external actors. The assessments also evaluate the likelihood and potential damage that could result from such risks, and the sufficiency of existing procedures, systems, and safeguards in place to manage such risks. Our cybersecurity risk management program is integrated into our overall risk management scheme by seeking to identify and mitigate those cybersecurity threats that are more likely to lead to a material impact on our business.

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

We also engage consultants or other third parties in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as in monitoring and testing our safeguards, including penetration testing of public facing assets.

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

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, its business strategy, results of operations or financial condition. As cybersecurity threats become more sophisticated, it is reasonably likely that we will be required to expend greater resources to continue to modify and enhance our protective measures. For additional information concerning risks related to cybersecurity, see Item 1A of this report, “Risk Factors – Risks Related to Our Business and Our Industry – A breach of our security systems, or other security breaches or incidents with respect to our products, networks or systems, may have a material adverse effect on our business.”

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Clara, California with approximately 58,000 square feet of building space. We also lease other facilities in Ohio and in various international locations, primarily in Taiwan, China, Italy and Hong Kong. Our facilities primarily consist of operating leases with lease periods expiring between fiscal years 2027 to 2035. We believe our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists major locations and primary usage of these facilities as of January 31, 2026:

	Approximate
	Square
Major Locations	Footage	Usage
United States:
Santa Clara, California	57,900	Corporate Headquarters; Sales; Marketing; Research and Development; Finance; Administration
Beavercreek, Ohio	16,000	Research and Development
Asia Pacific:
Hsinchu, Taiwan	86,700	Research and Development; Business Development; Operations; Administration
Shanghai, China	31,600	Research and Development; Business Development
Shenzhen, China	19,200	Research and Development; Business Development
Kowloon, Hong Kong	9,000	Sales; Warehousing
Shin-Yokohama, Japan	1,300	Business Development
SeongNam, South Korea	1,200	Business Development

Europe:
Parma, Italy	14,400	Research and Development

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares are traded on the Nasdaq Global Select Market under the symbol “AMBA”. On March 16, 2026, there were 24 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our shares on behalf of shareholders.

Share Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from February 1, 2021 through January 31, 2026 of the cumulative total return for our ordinary shares, the Nasdaq Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

Comparison of 5-year Cumulative Total Return

Dividends

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so in the foreseeable future.

Purchases of Equity Securities by the Issuer

On May 28, 2025, our Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2026. As of January 31, 2026, we had approximately $48.0 million available to repurchase shares under the program through June 30, 2026. The repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. There were no shares repurchased during the fourth fiscal quarter covered by this report.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading developer of low power system on a chip (SoC) semiconductors and software that enable advanced edge and physical AI applications. Our solutions combine state of the art video processing, high resolution image capture, and our proprietary CVflow® AI acceleration architecture to deliver high performance at extremely low power. Historically, our technologies supported human viewing applications such as enterprise, public infrastructure, and home security cameras, as well as sports cameras, wearables, aerial drones, and aftermarket automotive recorders. Building on this foundation, our recent product generations incorporate advanced AI inference capabilities that allow edge devices to interpret complex scenes, perform multi modal sensor fusion, and support autonomous decision making.

Our latest SoC families integrate third generation CVflow technology with advanced video processing, image signal processing, audio processing, and system control functions on a single chip. CVflow is optimized for a broad range of AI inference workloads, including object detection, classification, tracking, segmentation, stereo depth processing, radar perception, and transformer based models. This architecture supports multi modal sensor inputs, including camera, lidar, 4D radar, thermal, and near infrared, enabling environmental perception for edge devices. These capabilities allow our customers to deploy differentiated AI models and solutions across applications, such as next generation automotive camera systems, video security, robotics, and consumer devices, while achieving high image quality, low latency, and low power consumption.

Our development roadmap is focused on human viewing, AI inference, and radar based perception technologies that support the increasing automation and intelligence requirements of the Internet of Things (IoT), automotive, industrial, and robotics markets. As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within camera markets with our AI technology, particularly in the Internet of Things, or IoT, markets, as well as emerging markets such as AI-enabled security cameras, AI-based driving applications, including driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, automotive advanced driver assistance systems, or ADAS, applications, and industrial and robotics markets. We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative video and image processing solutions with increased functionality, such as AI capabilities, and as we target new markets.

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

Fiscal Year 2026 Financial Highlights

•
We recorded revenue of $390.7 million in fiscal year 2026, an increase of 37.2% as compared to fiscal year 2025. The increase in revenue was primarily attributable to higher product unit shipments and an increased percentage of sales from higher average selling price AI inference processors as a result of high demand for our edge AI solutions, partially offset by lower nonrecurring engineering (NRE) project service revenue.
•
We recorded a loss from operations of $82.5 million in fiscal year 2026, as compared to a loss from operations of $126.6 million in fiscal year 2025. The reduction in operating losses was primarily attributable to higher revenue and consequently, higher gross profit, partially offset by an increase in operating expenses. The increased operating expenses primarily related to higher personnel costs, including employee benefits, higher engineering-related costs associated with the progress and number of chips in development, higher facility-related costs from relocation of our headquarters in fiscal year 2026, as well as higher marketing and travel expenses.
•
We generated $73.5 million of cash from operating activities in fiscal year 2026, as compared to $33.8 million in fiscal year 2025. The increase in cash flows from operating activities was mainly driven by improved operating results and higher cash inflows from changes in working capital.

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

Pricing, Product Cost and Margin. Our pricing and margins depend on a variety of factors, including the volumes and features of the solutions we provide to our customers. Additionally, we make significant investments in new solutions for both cost improvements and new features that we expect to drive revenue and maintain margins. In general, solutions incorporated into more complex configurations, such as those used in high-performance camera applications or, in the future, advanced driver assistance systems, have higher prices and higher gross margins as compared to solutions sold into lower-performing, more competitive camera applications. Our average selling price can vary by market and application due to market-specific supply and demand, the maturation of products launched in previous years, the launch of new products by us or our competitors and by product mix.

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

Impact of Global Supply Chain Conditions on Our Business. The semiconductor industry faced significant global supply chain challenges over the past few years. Supply chain issues can impact our business as they relate to both our suppliers and our customers. We have seen cycles of supply chain challenges in the past, which may recur in future periods as well, with constant changes in the macro-economic environment, including potential retaliatory tariffs and restrictions on exports to foreign locations due to the recent imposition of tariffs by the U.S. Government on imports.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
	(dollars in thousands)
Revenue	$390,702	$284,865	$226,474
Cost of revenue	159,436	112,535	89,657
Gross profit	231,266	172,330	136,817
Operating expenses:
Research and development	238,519	226,109	215,052
Selling, general and administrative	75,274	72,816	76,325
Total operating expenses	313,793	298,925	291,377
Loss from operations	(82,527)	(126,595)	(154,560)
Other income, net	8,830	8,867	6,030
Loss before income taxes	(73,697)	(117,728)	(148,530)
Provision (benefit) for income taxes	2,168	(602)	20,887
Net loss	$(75,865)	$(117,126)	$(169,417)

The following table sets forth our historical operating results as a percentage of revenue of each line item for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
Revenue	100%	100%	100%
Cost of revenue	41	40	40
Gross profit	59	60	60
Operating expenses:
Research and development	61	79	95
Selling, general and administrative	19	25	34
Total operating expenses	80	104	129
Loss from operations	(21)	(44)	(69)
Other income, net	2	3	3
Loss before income taxes	(19)	(41)	(66)
Provision (benefit) for income taxes	—	—	9
Net loss	(19)%	(41)%	(75)%

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

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel costs, including salaries, stock-based compensation and employee benefits for our sales, marketing, finance, human resources, information technology and administrative personnel. The expense also includes amortization of trade name and customer relationships, professional service costs such as accounting, tax, or legal services, and allocated depreciation and facility expenses. We expect our selling, general and administrative expense to increase in absolute dollars as we continue to maintain the infrastructure and expand the size of our sales and marketing organization to support our business strategy of addressing new opportunities with our AI technology, including, but not limited to, costs expected to be incurred on the expansion of an indirect sales channel.

Other Income, Net

Other income, net, consists primarily of interest income and yields from our cash deposits and debt security investments, realized gains and losses from equity and debt security investments, subsidies and grants issued by governments, as well as gains and losses from foreign currency transaction remeasurements.

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

Comparison of the Fiscal Years Ended January 31, 2026, 2025 and 2024

Revenue

				Change
	Year Ended January 31,			2026		2025
	2026	2025	2024	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$390,702	$284,865	$226,474	$105,837	37.2%	$58,391	25.8%

Revenue increased in fiscal year 2026, as compared to fiscal year 2025, primarily due to higher product unit shipments and an increased percentage of sales from higher average selling price AI inference processors as a result of high demand for our edge AI solutions, partially offset by lower NRE project service revenue.

Revenue increased in fiscal year 2025, as compared to fiscal year 2024, primarily as a result of higher product unit shipments driven by customers' new product ramps, an increased percentage of our sales from higher value AI inference processors which contributed to a higher average selling price, as well as higher NRE project service revenue.

Gross Margin

				Change
	Year Ended January 31,			2026		2025
	2026	2025	2024	Amount	%	Amount	%
	(dollars in thousands)
Gross margin	59.2%	60.5%	60.4%	—	(1.3)%	—	0.1%

Gross margin decreased in fiscal year 2026, as compared to fiscal year 2025, primarily due to higher manufacturing costs associated with advanced process technologies, as well as lower sales of previously reserved inventory, partially offset by a higher percentage of sales from higher average selling price AI inference processors.

Gross margin increased marginally in fiscal year 2025, as compared to fiscal year 2024, primarily due to a higher percentage of sales from higher average selling price AI inference processors, as well as increased higher margin NRE project service revenue, partially offset by higher manufacturing costs associated with advanced process technologies.

Research and Development

				Change
	Year Ended January 31,			2026		2025
	2026	2025	2024	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$238,519	$226,109	$215,052	$12,410	5.5%	$11,057	5.1%

Research and development expense increased in fiscal year 2026, as compared to fiscal year 2025, primarily due to approximately $4.8 million of additional engineering-related costs, including chip development cost and tools and equipment expense, associated with the progress and number of chips in development. The increase was also attributable to approximately $4.4 million of higher personnel costs, including employee benefits, and approximately $3.2 million of additional facility-related costs allocated associated with relocation of our headquarters in fiscal year 2026.

Research and development expense increased in fiscal year 2025, as compared to fiscal year 2024, primarily due to approximately $4.2 million of additional engineering-related expenses associated with supporting our AI inference processor and radar solutions, and $3.4 million of additional SoC development cost from our foundries associated with our chip development progress. The increase was also attributable to approximately $3.4 million of additional personnel costs, including stock-based compensation expense, as a result of an increase in headcount.

Selling, General and Administrative

				Change
	Year Ended January 31,			2026		2025
	2026	2025	2024	Amount	%	Amount	%
	(dollars in thousands)
Selling, general and administrative	$75,274	$72,816	$76,325	$2,458	3.4%	$(3,509)	(4.6)%

Selling, general and administrative expense increased in fiscal year 2026, as compared to fiscal year 2025, primarily due to approximately $1.7 million of higher personnel costs, including employee benefits, and approximately $0.7 million of higher marketing and travel expenses.

Selling, general and administrative expense decreased in fiscal year 2025, as compared to fiscal year 2024, primarily due to approximately $3.0 million of lower net personnel costs associated with departures of certain employees and $0.9 million of lower facility-related expenses. The decrease was partially offset by approximately $0.3 million of additional professional service costs.

Other Income, Net

				Change
	Year Ended January 31,			2026		2025
	2026	2025	2024	Amount	%	Amount	%
	(dollars in thousands)
Other income, net	$8,830	$8,867	$6,030	$(37)	(0.4)%	$2,837	47.0%

The marginal decrease in other income, net, in fiscal year 2026, as compared to fiscal year 2025, was primarily due to a $0.6 million government grant released in fiscal year 2025 that did not recur in fiscal year 2026, offset by approximately $0.6 million of higher interest income and yields from our cash deposits and debt security investments.

The increase in other income, net, in fiscal year 2025, as compared to fiscal year 2024, was primarily due to an approximately $1.2 million impairment charge relating to an equity investment recognized in fiscal year 2024 that did not recur in fiscal year 2025, approximately $0.9 million of higher interest income and yields from our cash deposits and debt security investments, as well as $0.8 million of net gains from a government grant and foreign currency transactions and remeasurements.

Provision (Benefit) for Income Taxes

				Change
	Year Ended January 31,			2026		2025
	2026	2025	2024	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$2,168	$(602)	$20,887	$2,770	(460.1)%	$(21,489)	(102.9)%
Effective tax rate	(2.94)%	0.5%	(14.1)%	—	(3.44)%	—	14.6%

Income tax expense increased in fiscal 2026, as compared to fiscal year 2025, primarily due to reduced pre-tax loss and a reduction in benefit from income tax reserve release, partially offset by a decrease in non-deductible stock-based compensation.

Income tax expense decreased in fiscal year 2025, as compared to fiscal year 2024, primarily due to a one-time charge of $22.7 million of valuation allowance in fiscal year 2024 that did not recur in fiscal year 2025, a benefit from income tax reserve release upon the lapse of the statute of limitations of $2.8 million and an increase in the proportion of profits generated in lower tax jurisdictions, partially offset by an increase in non-deductible stock-based compensation.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Net cash provided by operating activities	$73,519	$33,836	$19,024
Net cash provided by (used in) investing activities	(30,494)	(40,526)	7,842
Net cash provided by financing activities	3,807	6,398	4,506
Net increase (decrease) in cash, cash equivalents and restricted cash	$46,832	$(292)	$31,372

Net Cash Provided by Operating Activities

Fiscal year 2026 compared to fiscal year 2025: Cash provided by operating activities increased primarily due to improved operating results and higher cash inflows from changes in working capital.

Fiscal year 2025 compared to fiscal year 2024: Cash provided by operating activities increased primarily due to improved operating results, partially offset by higher cash outflows as a result of changes in working capital.

Net Cash Provided by (Used in) Investing Activities

Fiscal year 2026 compared to fiscal year 2025: Net cash used in investing activities decreased primarily due to approximately $15.2 million of additional net cash received from our debt security investments, partially offset by approximately $5.1 million higher payments for our purchase of capital assets and software licenses.

Fiscal year 2025 compared to fiscal year 2024: Net cash used in investing activities increased primarily due to approximately $36.5 million of additional cash payments for our debt security purchases and $13.5 million of less cash proceeds from maturities and sales of our debt security investments, partially offset by $1.6 million less in payment for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Fiscal year 2026 compared to fiscal year 2025: Net cash provided by financing activities decreased primarily due to approximately $2.6 million less cash received from stock activities and our repurchase of approximately $1.0 million of our ordinary shares, partially offset by approximately $1.0 million of higher principal payments associated with long-term software license agreements.

Fiscal year 2025 compared to fiscal year 2024: Net cash provided by financing activities increased primarily due to approximately $3.0 million higher cash receipts from stock activities, partially offset by approximately $1.1 million higher principal payments associated with long-term software license agreements.

Stock Repurchase Program

There were no shares repurchased in fiscal years 2025 and 2024. In the first quarter of fiscal year 2026, we repurchased a total of 24,152 of our ordinary shares for approximately $1.0 million in cash. The repurchased shares were recorded as authorized but unissued shares. On May 28, 2025, our Board of Directors approved an extension of the existing share repurchase program for an additional twelve months through June 30, 2026. Refer to Purchases of Equity Securities by the Issuer within Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information.

Sources of Liquidity

As of January 31, 2026, we had cash, cash equivalents and marketable debt securities on hand of approximately $312.6 million, compared with approximately $250.3 million as of January 31, 2025.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of January 31, 2026:

	Payment Due by Period as of January 31, 2026
	(in thousands)
		Less than			More than	All
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Contractual Obligations
Technology licenses (1)	$27,841	$13,995	$13,846	$—	$—	$—
Manufacturing purchase commitments (2)	80,436	80,436	—	—	—	—
Capital commitments (3)	5,041	237	4,376	26	402	—
Service commitments (4)	12,395	4,141	6,403	1,851	—	—
Total	$125,713	$98,809	$24,625	$1,877	$402	$—

(1)
Technology license obligations primarily represent future cash payments for noncancelable software licenses used in product design.
(2)
Manufacturing purchase commitments consist primarily of inventory purchase commitments with our independent contract manufacturers.
(3)
Capital commitment primarily represents future construction costs for our office building in Parma, Italy.
(4)
Service commitment represents future cash payments for our IT infrastructure services and support and maintenance for software licenses.

We also have lease obligations primarily for our worldwide office facilities. As of January 31, 2026, these undiscounted lease payments were a total of $18.2 million, with $3.0 million due in the next 12 months. Refer to Note 8 Leases of Notes to Consolidated Financial Statements for further information.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain employees and to align their interests with the interests of shareholders. We recognize that these stock-based awards will dilute existing shareholders and have sought to limit the number of shares granted while providing competitive compensation packages. As of January 31, 2026, we had a total of 2.8 million ordinary shares subject to outstanding stock options and unvested restricted stock units, which will dilute our existing shareholders. This potential dilution will only result if outstanding options vest and are exercised and restricted stock units vest and are settled.

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

We also enter into various project service agreements with certain customers, including development funding agreements subject to certain refund conditions. In determining whether a development funding agreement constitutes a contract with a customer, we assess whether the substantive and genuine financial risk has been transferred to the funding party and whether the services provided to the funding party are an output of our ordinary activities in exchange for consideration. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating our SoC into the customer’s product. Accordingly, we determine that they are not separately identifiable and shall be treated as a single performance obligation. For project service contracts containing variable consideration, we estimate variable consideration using the most likely amount method which we believe better predicts the amount of consideration to which we expect to be entitled. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur, in accordance with the variable consideration constraint. We recognize revenue on project service contracts either over time as services are provided using an input method based on contract costs incurred to date compared to total estimated contract cost, or at a point in time upon completion and acceptance by the customer, depending on the terms of the arrangement. For project service contracts that are billed at a fixed rate for each hour of service provided, we recognize revenue in the amount for which we have the right to invoice as we believe the amount invoiced directly corresponds with the value to the customer of our performance completed to date.

Timing of revenue recognition may differ from the timing of invoicing to our customers. We record contract assets when revenue is recognized prior to invoicing. Our contract assets are primarily related to the satisfied but unbilled performance obligations associated with project service agreements at the reporting date. As of January 31, 2026 and 2025, the contract assets for these unbilled receivables were not material, respectively. Our contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the nonrecurring engineering charges that are either invoiced or paid but performance obligations are not satisfied, as well as the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. The deferred revenue is expected to be recognized over the period when performance obligations are satisfied associated with project service agreements, or over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. We elect not to disclose the value of unsatisfied or partially unsatisfied performance obligations for contracts with original expected contract duration of one year or less, and elect to exclude amounts collected from customers for all sales taxes from the transaction price.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had cash, cash equivalents and marketable debt securities totaling $312.6 million and $250.3 million at January 31, 2026 and 2025, respectively. Our cash is deposited in checking accounts with reputable financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. The cash equivalents and marketable debt securities consist primarily of investments in money market funds, fixed deposits, commercial paper, corporate bonds, asset-backed securities and U.S. government securities. Our cash is held primarily for working capital purposes. We do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to preserve capital, and provide both, liquidity and income, without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may have an impact on interest income and the fair market value of those securities. To minimize this risk, we maintain our portfolio in a variety of debt securities with high liquidity and low credit risk. The current inflationary environment and interest rates have not had a material negative impact on our investment portfolio and financial position to date. We do not enter into investments for trading or speculative purposes. As of January 31, 2026, a hypothetical 10% change in interest rates would not have a material impact on our interest income or investment fair value.

Foreign Currency Risk

To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency revaluation risk associated with these two activities. The functional currency of all our entities is the U.S. dollar. Our operations outside of the United States incur operating expenses and hold assets and liabilities denominated in foreign currencies, principally the New Taiwan Dollar, the Chinese Yuan Renminbi and the Eurozone Euro. A hypothetical 10% fluctuation in exchange rates of these currencies will change our consolidated operating expenses by approximately 2%. Gains or losses from foreign currency transaction remeasurement are included in other income, net, in the Consolidated Statements of Operations and were immaterial for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. To date, we have not entered into any foreign currency hedging contracts. We also do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of January 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2026.

The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our fourth quarter of fiscal year 2026, one officer adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On January 15, 2026, John A. Young, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to an aggregate of: (a) 25,000 shares subject to an outstanding stock option plus (b) the net shares resulting from the vesting of 21,850 outstanding restricted stock units (RSUs) less shares sold to cover withholding taxes on such vested shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 31, 2027, or earlier if all transactions under the trading arrangement are completed.

No other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter ended January 31, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambarella, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ambarella, Inc. and its subsidiaries (the "Company") as of January 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 1 and 14 to the consolidated financial statements, management records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Upon estimating the Company’s tax positions and tax benefits, management considers and evaluates numerous factors, which may require periodic adjustments and which may not reflect the final tax liabilities. Management adjusts the Company’s financial statements to reflect only those tax positions that are more likely than not to be sustained under examination. As part of the process of preparing consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. Management regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. The Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. The Company recorded a provision for income taxes of $2.2 million for the year ended January 31, 2026, and has unrecognized tax benefits of $18.4 million, gross deferred tax assets of $84.3 million, gross deferred tax liabilities of $7.1 million, and a valuation allowance of $77.3 million as of January 31, 2026.

The principal considerations for our determination that performing procedures relating to the accounting for income taxes is a critical audit matter are (i) the significant judgment by management when determining the provision for income taxes, deferred tax assets, deferred tax liabilities, and unrecognized tax benefits; (ii) a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to these tax account balances; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for income taxes. These procedures also included, among others (i) testing the provision for income taxes, including the effective tax rate reconciliation, certain permanent and temporary differences, and on a sample basis, the allocation of income by jurisdiction; (ii) testing the completeness and accuracy of underlying data used in measuring and recognizing certain deferred tax assets and liabilities; and (iii) evaluating the completeness of management’s assessment of the identification of or changes in uncertain tax positions and unrecognized tax benefits. Professionals with specialized skill and knowledge were used to assist in testing the allocation of income by jurisdiction.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 23, 2026

We have served as the Company’s auditor since 2008.

AMBARELLA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	January 31,	January 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$191,019	$144,622
Marketable debt securities	121,552	105,643
Accounts receivable, net	39,180	29,767
Inventories	52,246	34,428
Restricted cash	442	7
Prepaid expenses and other current assets	5,836	6,084
Total current assets	410,275	320,551
Property and equipment, net	11,553	9,084
Intangible assets, net	58,046	47,279
Operating lease right-of-use assets, net	12,118	5,188
Goodwill	303,625	303,625
Other non-current assets	2,983	3,241
Total assets	$798,600	$688,968
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	54,029	21,775
Accrued and other current liabilities	97,964	80,781
Operating lease liabilities, current	2,027	2,829
Income taxes payable	1,531	1,383
Deferred revenue, current	22,393	14,226
Total current liabilities	177,944	120,994
Operating lease liabilities, non-current	11,408	2,436
Other long-term liabilities	14,459	4,126
Total liabilities	203,811	127,556
Commitments and contingencies (Note 15)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at January 31, 2026 and January 31, 2025, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 43,305,592 and 41,963,959 shares issued and outstanding at January 31, 2026 and January 31, 2025, respectively	19	19
Additional paid-in capital	922,119	813,683
Accumulated other comprehensive income ( loss)	573	(233)
Accumulated deficit	(327,922)	(252,057)
Total shareholders’ equity	594,789	561,412
Total liabilities and shareholders' equity	$798,600	$688,968

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended January 31,
	2026	2025	2024
Revenue	$390,702	$284,865	$226,474
Cost of revenue	159,436	112,535	89,657
Gross profit	231,266	172,330	136,817
Operating expenses:
Research and development	238,519	226,109	215,052
Selling, general and administrative	75,274	72,816	76,325
Total operating expenses	313,793	298,925	291,377
Loss from operations	(82,527)	(126,595)	(154,560)
Other income, net	8,830	8,867	6,030
Loss before income taxes	(73,697)	(117,728)	(148,530)
Provision (benefit) for income taxes	2,168	(602)	20,887
Net loss	$(75,865)	$(117,126)	$(169,417)
Net loss per share attributable to ordinary shareholders:
Basic	$(1.78)	$(2.84)	$(4.25)
Diluted	$(1.78)	$(2.84)	$(4.25)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	42,704,312	41,303,287	39,878,872
Diluted	42,704,312	41,303,287	39,878,872

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended January 31,
	2026	2025	2024
Net loss	$(75,865)	$(117,126)	$(169,417)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	806	(50)	309
Other comprehensive income (loss), net of tax	806	(50)	309
Comprehensive loss	$(75,059)	$(117,176)	$(169,108)

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated	Retained
	Outstanding		Additional	Other	Earnings
	Ordinary Shares		Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance--January 31, 2023	39,043,000	$18	$572,076	$(492)	$34,486	$606,088
Issuance of shares through employee equity plans	1,325,539	—	7,280	—	—	7,280
Issuance of shares through employee stock purchase plan	152,019	—	7,934	—	—	7,934
Stock-based compensation expense	—	—	107,677	—	—	107,677
Other comprehensive income - net of tax	—	—	—	309	—	309
Net loss	—	—	—	—	(169,417)	(169,417)
Balance--January 31, 2024	40,520,558	18	694,967	(183)	(134,931)	559,871
Issuance of shares through employee equity plans	1,251,065	1	8,360	—	—	8,361
Issuance of shares through employee stock purchase plan	192,336	—	8,035	—	—	8,035
Stock-based compensation expense	—	—	102,321	—	—	102,321
Other comprehensive loss - net of tax	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(117,126)	(117,126)
Balance--January 31, 2025	41,963,959	19	813,683	(233)	(252,057)	561,412
Issuance of shares through employee equity plans	1,179,875	—	8,331	—	—	8,331
Issuance of shares through employee stock purchase plan	185,910	—	8,631	—	—	8,631
Stock repurchase	(24,152)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense	—	—	92,474	—	—	92,474
Other comprehensive income - net of tax	—	—	—	806	—	806
Net loss	—	—	—	—	(75,865)	(75,865)
Balance--January 31, 2026	$43,305,592	$19	$922,119	$573	$(327,922)	$594,789

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities:
Net loss	$(75,865)	$(117,126)	$(169,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,592	26,060	24,813
Amortization (accretion) of premium (discount) on marketable debt securities, net	(165)	(582)	(1,154)
Stock-based compensation	98,040	107,803	111,316
Deferred income taxes	(78)	(119)	19,042
Other non-cash items, net	125	502	1,121
Changes in operating assets and liabilities:
Accounts receivable	(9,413)	(4,817)	27,037
Inventories	(17,897)	(5,213)	11,443
Prepaid expenses and other current assets	103	143	(961)
Other non-current assets	336	(75)	38
Accounts payable	33,687	(9,581)	10,658
Accrued and other current liabilities	12,996	30,383	(6,660)
Income taxes payable	148	(158)	(2,571)
Deferred revenue	8,167	13,332	(1,531)
Operating lease liabilities	(2,220)	(3,800)	(3,877)
Other long-term liabilities	(37)	(2,916)	(273)
Net cash provided by operating activities	73,519	33,836	19,024
Cash flows from investing activities:
Purchases of investments	(62,557)	(70,670)	(34,178)
Sales of investments	18,675	21,387	7,062
Maturities of investments	28,902	19,138	46,935
Purchase of tangible and intangible assets	(15,514)	(10,381)	(11,977)
Net cash provided by (used in) investing activities	(30,494)	(40,526)	7,842
Cash flows from financing activities:
Stock repurchase	(1,000)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	10,963	13,525	10,536
Long-term financing payment for intangible assets	(6,156)	(7,127)	(6,030)
Net cash provided by financing activities	3,807	6,398	4,506
Net increase (decrease) in cash, cash equivalents and restricted cash	46,832	(292)	31,372
Cash, cash equivalents and restricted cash at beginning of period	144,629	144,921	113,549
Cash, cash equivalents and restricted cash at end of period	$191,461	$144,629	$144,921
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,268	$1,418	$7,112
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$23,716	$4,213	$6,880

See accompanying notes to consolidated financial statements.

AMBARELLA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Ambarella, Inc. (the Company) was incorporated in the Cayman Islands on January 15, 2004. The Company is a leading developer of low-power system-on-a-chip, or SoC, semiconductors and software for edge and physical artificial intelligence, or AI, applications and intelligent automation. The Company's technologies make electronic systems smarter, enabling them to become partially or fully autonomous with features such as intelligent automation, complex scene understanding, and autonomous decision-making. These systems perform multi-modal data fusion and complex data analysis in real time, delivering high quality imagery, and preserving vital system resources such as power and network bandwidth. The Company specializes in the development of deployable, scalable designs for intelligent electronic systems that utilize high-bandwidth sensors offering a proven path to mass production. The Company’s products are used in a wide variety of human viewing, computer vision and edge and physical AI applications, including a variety of automotive camera systems, video security cameras, fixed robots, autonomous mobile robots (AMRs), industrial applications, intelligent transportation systems, and consumer devices, such as action, drone and 360° cameras.

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

The Company estimates an expected loss whenever a security’s fair value is below its amortized cost basis. The expected loss is computed at an individual security level using the discounted cash flow method with the effective interest rate on the purchase date. In the determination of credit-related losses, the Company excludes securities with zero loss expectation such as assets backed by government agencies. There are various factors considered in its assessment of credit-related losses, including the extent to which the fair value is less than the amortized cost basis, adverse conditions related to an industry or an underlying loan obligator, the payment structure of the security, changes to the rating of the security and other factors that may affect the security credit. The credit-related portion of the loss is recognized in other income, net in the consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income (loss) in the consolidated balance sheets.

The Company measures the fair value of money market funds and fixed deposits using quoted prices in active markets for identical assets and classifies them within Level 1. The fair value of the Company’s investments in other debt securities is obtained based on quoted prices for similar asserts in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data and is classified within Level 2. The Company does not have any investments classified within Level 3.

Restricted Cash

In the first quarter of fiscal year 2026, the Company entered into a Letter of Credit of approximately $0.4 million with a financial institution as collateral for the security deposit on its new office lease located in Santa Clara, California. Refer to Note 8 Leases for detailed lease information. The Letter of Credit is irrevocable for one year, during which the Company has the obligation to maintain the full amount of the Letter of Credit. The restricted cash also includes those amounts required to be set aside to secure certain transactions in a foreign entity. The following table presents cash, cash equivalents and restricted cash reported on the consolidated balance sheets, and the sums are presented on the consolidated statements of cash flows:

	As of January 31,
	2026	2025	2024
	(in thousands)
Cash and cash equivalents	$191,019	$144,622	$144,914
Restricted cash	442	7	7
Total as presented in the consolidated statements of cash flows	$191,461	$144,629	$144,921

Trade Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivables are recorded at invoiced amounts less allowance for any credit losses. In arrangements where revenue recognition occurs in advance of invoicing, an unbilled receivable is recorded, less allowance for any credit losses, within accounts receivable, when collection of these unbilled amounts are conditional only on the passage of time. The Company recognizes credit losses based on a forward-looking current expected credit losses (CECL). The Company makes estimates of expected credit losses based upon its assessment of various factors, including historical collection experience, the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The changes in allowance for credit losses are recognized in the consolidated statement of operations. The uncollectible accounts receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. There were no material credit losses or write-offs of accounts receivable for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. There was no material allowance recorded as of January 31, 2026 and 2025, respectively.

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

Leases

In accordance with the Accounting Standards Codification (ASC) Topic 842, Leases, the Company recognizes leases as operating lease right-of-use (ROU) assets and corresponding lease liabilities at the lease commencement date based on the present value of future lease payments, while recognizing lease expenses under straight-line method through the lease term. The Company also elected the practical expedient that does not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases. The Company does not combine lease components with non-lease components, and as a result, the non-lease components are accounted for separately. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company's leases mainly include its worldwide office facilities which are all classified as operating leases. Certain leases include renewal options that are under the Company's discretion. The renewal options are included in the ROU asset and liability calculation if it is reasonably certain that the Company will exercise the option. The Company's finance leases were immaterial as of January 31, 2026 and 2025, respectively.

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

Impairment of Long-Lived Assets Excluding Goodwill

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment at least annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Determination of recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. There has been no occurrence of events or indications to date that would trigger an impairment. As such, no impairment charge has been recognized as of January 31, 2026.

Equity Investments

The Company accounts for its investments in privately held companies as equity investments and reports the investments in other non-current assets in the consolidated balance sheets. The Company chooses to measure these equity investments that do not have readily determinable fair value at cost minus any recorded impairments, adjusted for subsequent observable price changes in transactions for an identical or similar investment of the same issuers. Upon determining that an impairment or observable price change exists, the Company records any adjustment to the fair value of the investment through other income, net in the consolidated statements of operations. There were no significant changes in the fair value of the investments and the Company did not recognize significant impairment losses related to the investments in the fiscal years ended January 31, 2026 and 2025, respectively. There was approximately $1.2 million of impairment recognized in the fiscal year ended January 31, 2024.

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

The Company also enters into various project service agreements with certain customers, including development funding agreements subject to certain refund conditions. In determining whether a development funding agreement constitutes a contract with a customer, the Company assesses whether the substantive and genuine financial risk has been transferred to the funding party and whether the services provided to the funding party are an output of the Company's ordinary activities in exchange for consideration. These agreements may include multiple performance obligations, such as software development services, licensing of intellectual property and post-contract customer support, or PCS. These multiple performance obligations are highly interdependent, highly interrelated, are typically not sold separately and do not have standalone selling prices. They are all inputs to generate one combined output which is incorporating its SoC into the customer’s product. Accordingly, the Company determines that they are not separately identifiable and shall be treated as a single performance obligation. For project service contracts containing variable consideration, the Company estimates variable consideration using the most likely amount method which the Company believes better predicts the amount of consideration to which the Company expects to be entitled. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur, in accordance with the variable consideration constraint. The Company recognizes revenue on project service contracts either over time as services are provided using an input method based on contract costs incurred to date compared to total estimated contract cost, or at a point in time upon completion and acceptance by the customer, depending on the terms of the arrangement. For project service contracts that are billed at a fixed rate for each hour of service provided, the Company recognizes revenue in the amount for which the Company has the right to invoice as the Company believes the amount invoiced directly corresponds with the value to the customer of its performance completed to date.

Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing. The Company’s contract assets are primarily related to the satisfied but unbilled performance obligations associated with project service agreements at the reporting date. As of January 31, 2026 and 2025, the contract assets for these unbilled receivables were not material, respectively. The Company’s contract liabilities consist of deferred revenue. The deferred revenue is primarily related to the nonrecurring engineering charges that are either invoiced or paid but performance obligations are not satisfied, as well as the portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. The deferred revenue is expected to be recognized over the period when performance obligations are satisfied associated with project service agreements, or over the course of the contract when products are delivered for future pricing below the weighted average selling price of the contract. The Company elects not to disclose the value of unsatisfied or partially unsatisfied performance obligations for contracts with original expected contract duration of one year or less, and elects to exclude amounts collected from customers for all sales taxes from the transaction price.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs, travel and trade show costs, legal expenses, amortization of trade name and customer relationships, professional services and occupancy costs. Advertising expenses were not material for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new guidance requires additional disclosures related to effective tax rate reconciliation, disaggregated income taxes paid and other modified income tax-related disclosures. The ASU shall be applied on a prospective basis with retrospective application permitted, and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this new guidance on a prospective basis in fiscal year 2026. There was no material impact on its consolidated financial statements from the adoption of this new guidance. Refer to Note 14 Income Taxes for further information.

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

	As of January 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds and fixed deposits	$61,000	$—	$—	$61,000
Corporate bonds	63,777	382	(2)	64,157
Asset-backed securities	21,388	79	(25)	21,442
U.S. government securities	35,814	140	(1)	35,953
Total cash equivalents and marketable debt securities	$181,979	$601	$(28)	$182,552

	As of January 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds and fixed deposits (*)	$48,398	$—	$—	$48,398
Corporate bonds	55,138	111	(123)	55,126
Asset-backed securities	20,412	20	(67)	20,365
U.S. government securities	30,326	8	(182)	30,152
Total cash equivalents and marketable debt securities	$154,274	$139	$(372)	$154,041

The following table provides the breakdown of unrealized losses as of January 31, 2026 and 2025, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of January 31, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$2,691	$(2)	$—	$—	$2,691	$(2)
Asset-backed securities	3,582	(25)	—	—	3,582	(25)
U.S. government securities	6,771	(1)	—	—	6,771	(1)
Total marketable debt securities at loss position	$13,044	$(28)	$—	$—	$13,044	$(28)

	As of January 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$23,200	$(116)	$2,144	$(7)	$25,344	$(123)
Asset-backed securities	8,052	(51)	4,343	(16)	12,395	(67)
U.S. government securities	20,380	(169)	4,809	(13)	25,189	(182)
Total marketable debt securities at loss position	$51,632	$(336)	$11,296	$(36)	$62,928	$(372)

	As of
	January 31, 2026	January 31, 2025
	(in thousands)
Included in cash equivalents (*)	$61,000	$48,398
Included in marketable debt securities	121,552	105,643
Total cash equivalents and marketable debt securities	$182,552	$154,041

The contractual maturities of the investments at January 31, 2026 and 2025 were as follows:

	As of
	January 31, 2026	January 31, 2025
	(in thousands)
Due within one year (*)	$84,844	$79,954
Due in 1 - 5 years	96,685	74,087
Due in 5 - 10 years	—	—
Due in greater than 10 years	1,023	—
Total cash equivalents and marketable debt securities	$182,552	$154,041

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. The Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income (loss) in the consolidated balance sheets. The credit-related losses were not material for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. The accrued interest on available-for-sale securities is included in marketable debt securities in the consolidated balance sheets. As of January 31, 2026 and 2025, the accrued interest was approximately $1.0 million and $0.8 million, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of January 31, 2026 and 2025, respectively:

	As of January 31, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds and fixed deposits	$61,000	$61,000	$—	$—
Corporate bonds	64,157	—	64,157	—
Asset-backed securities	21,442	—	21,442	—
U.S. government securities	35,953	—	35,953	—
Total cash equivalents and marketable debt securities	$182,552	$61,000	$121,552	$—

	As of January 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds and fixed deposits (*)	$48,398	$48,398	$—	$—
Corporate bonds	55,126	—	55,126	—
Asset-backed securities	20,365	—	20,365	—
U.S. government securities	30,152	—	30,152	—
Total cash equivalents and marketable debt securities	$154,041	$48,398	$105,643	$—

(*): Prior period amounts denoted with an asterisk throughout this footnote have been adjusted to include the amount of a money market fund investment that was excluded from amounts originally reported. There is no impact on previously reported total cash and cash equivalents.

3. Inventories

Inventories at January 31, 2026 and 2025 consisted of the following:

	As of January 31,
	2026	2025
	(in thousands)
Work-in-progress	$35,507	$20,546
Finished goods	16,739	13,882
Total	$52,246	$34,428

4. Property and Equipment, net

Depreciation expense was approximately $4.8 million, $4.7 million and $4.8 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. Property and equipment at January 31, 2026 and 2025 consisted of the following:

	As of January 31,
	2026	2025
	(in thousands)
Computer hardware and software	$28,960	$25,730
Tools and equipment	9,048	8,625
Furniture and fixtures	2,230	1,376
Leasehold improvements	2,560	3,455
Construction in progress	839	307
	43,637	39,493
Less: accumulated depreciation and amortization	(32,084)	(30,409)
Total property and equipment, net	$11,553	$9,084

5. Intangible Assets, net

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets and the corresponding future payments have been recorded as liabilities at net present value. As of January 31, 2026, software license liabilities of approximate $11.4 million were recorded in accrued and other current liabilities and $12.8 million were recorded in other long-term liabilities in the consolidated balance sheets.

The components of intangible assets as of January 31, 2026 and 2025 were as follows:

	As of January 31, 2026			As of January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$51,194	$(9,279)	$41,915	$45,051	$(18,755)	$26,296
Developed technology	21,200	(13,018)	8,182	21,200	(9,989)	11,211
Customer relationships	13,200	(6,233)	6,967	13,200	(4,767)	8,433
Trade name	2,500	(1,518)	982	2,500	(1,161)	1,339
Total intangible assets, net	$88,094	$(30,048)	$58,046	$81,951	$(34,672)	$47,279

During the twelve months ended January 31, 2026, there were approximately $28.1 million of software licenses purchased and approximately $22.0 million of software licenses expired. The amortization expense associated with software licenses was approximately $12.3 million, $12.7 million and $11.5 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationship and trade name, was approximately $4.9 million, $4.9 million and $4.9 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. As of January 31, 2026, the Company has not commenced amortization with respect to approximately $8.0 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to these intangible assets as of January 31, 2026 is as follows:

As of
January 31, 2026
Fiscal Year	(in thousands)
2027	$18,167
2028	15,412
2029	11,642
2030	3,664
2031	3,144
Thereafter	6,017
Total future amortization expenses:	$58,046

There were no intangible asset impairments for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. The Company has one reporting segment and accordingly, there is no goodwill assignment based on reporting units (refer to Note 16 Segment Reporting). As of January 31, 2026 and 2025, the total carrying amount of goodwill was $303.6 million, respectively. The Company does not amortize goodwill. Goodwill is tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that it may be impaired. There was no goodwill impairment in the fiscal years ended January 31, 2026, 2025 and 2024, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities at January 31, 2026 and 2025 consisted of the following:

	As of January 31,
	2026	2025
	(in thousands)
Accrued employee compensation	$31,251	$22,941
Accrued product development costs	37,233	32,929
Software license liabilities, current	11,439	7,021
Development deposit liability	13,500	13,500
Other accrued liabilities	4,541	4,390
Total accrued and other current liabilities	$97,964	$80,781

The accrued employee compensation primarily consists of accrued payroll and accrued employee benefits, as well as employee stock purchase plan withholding. For the accrued employee compensation as of January 31, 2025, approximately $9.8 million of annual bonus was paid in fiscal year 2026, of which $3.7 million was paid in cash and $6.1 million was settled with fully vested restricted stock units. The timing of new and next-gen SoC development and invoicing from outside foundries usually results in fluctuation of accrued product development costs. The $13.5 million of development deposit liability as of January 31, 2026 and 2025, respectively, represents a cash advance from a customer for funding a development project that is subject to certain refund conditions.

8. Leases

The lease obligations primarily consist of operating leases for the Company's headquarters and its foreign subsidiaries. In December 2024, the Company entered into a new office lease for its headquarters in Santa Clara, California with a term of 104 months from September 1, 2025 to April 30, 2034 and an option to extend for an additional five years. The lease commencement date was established on September 1, 2025. Accordingly, an operating lease ROU asset of approximately $10.0 million, net of $0.5 million of lease incentives and prepayments, and a corresponding $10.5 million lease liability was recorded in the consolidated balance sheets as of the lease commencement date. The optional lease term is not recognized as part of the ROU asset and lease liability.

During the twelve months ended January 31, 2025, the Company extended certain facility leases for its international offices with lease periods expiring between fiscal years 2027 and 2031. An aggregate of approximately $3.6 million of additional operating lease ROU assets and corresponding lease liabilities were recorded in the consolidated balance sheets as a result of these lease extensions.

There were no material lease agreements entered into or modified during the twelve months ended January 31, 2024.

For the fiscal years ended January 31, 2026, 2025 and 2024, the operating lease expense was approximately $3.6 million, $3.8 million and $3.7 million, respectively. The Company's short-term leases and finance leases were immaterial as of January 31, 2026 and 2025, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Cash paid for operating leases included in operating cash flows	$2,220	$3,800	$3,877
Operating lease assets obtained in exchange for lease obligations	$10,058	$3,604	$348

As of January 31, 2026, the weighted average remaining lease term is 7.0 years, and the weighted average discount rate is 8.04%. Future minimum lease payments for the lease liabilities are as follows:

As of
January 31, 2026
Fiscal Year	(in thousands)
2027	$3,013
2028	2,662
2029	1,896
2030	1,952
2031	2,003
Thereafter	6,681
Total future annual minimum lease payments	18,207
Less: interest	(4,772)
Total lease liabilities	$13,435

9. Deferred Revenue

Deferred revenue is primarily related to nonrecurring engineering charges that are either invoiced or paid but for which, the related performance obligations are not yet satisfied, as well as, for product shipments, a portion of the transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. During the twelve months ended January 31, 2026, 2025 and 2024, the amount recognized as revenue that was included in deferred revenue at the end of prior fiscal year was approximately $9.9 million, $0.8 million and $2.2 million, respectively.

As of January 31, 2026, the amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied, which primarily consists of NRE project service agreements and product purchase orders with original contract duration of more than one year, was approximately $76.1 million, of which approximately 97% is expected to be recognized within the next 12 months. This does not include consideration in contracts with an original expected contract duration of one year or less, or variable consideration that is constrained.

10. Other Long-Term Liabilities

Other long-term liabilities at January 31, 2026 and 2025 consisted of the following:

	As of January 31,
	2026	2025
	(in thousands)
Unrecognized tax benefits, including interest	$1,105	$1,008
Deferred tax liabilities	560	695
Software license liabilities, non-current	12,790	2,420
Other long-term liabilities	4	3
Total other long-term liabilities	$14,459	$4,126

During the twelve months ended January 31, 2025, there were approximately $2.8 million of tax liabilities released due to lapse of related statutes of limitation and recognized as tax benefits in the consolidated statements of operations.

11. Capital Stock

Preference shares

Since the Company’s initial public offering, or IPO, a total of 20,000,000 preference shares, with a $0.00045 par value per share, were authorized. There were no preference shares issued and outstanding as of January 31, 2026 and 2025, respectively.

Ordinary shares

As of January 31, 2026 and 2025, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of January 31,
	2026	2025
Shares reserved for options, restricted stock and restricted stock units under equity plans	3,811,695	4,991,570
Shares reserved for employee stock purchase plan	3,975,230	3,636,591

Shares repurchased

On May 28, 2025, the Company's Board of Directors approved an extension of the Company's existing share repurchase program for an additional twelve months through June 30, 2026. During the three months ended April 30, 2025, the Company repurchased a total of 24,152 shares for approximately $1.0 million in cash. As of January 31, 2026, there was approximately $48.0 million available for repurchases under the current repurchase program through June 30, 2026. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

12. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) for all of its eligible U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to the Internal Revenue Service annual contribution limitation. The Company is responsible for administrative costs of the Plan. The Company’s contribution expense for the fiscal years ended January 31, 2026, 2025, and 2024 was approximately $0.8 million, $0.7 million and $0.8 million, respectively.

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

Restricted stock and restricted stock units granted to new employees vest as to 1/4th of the shares on the first anniversary service date of the grant and 1/16th of the shares vest every 3 months thereafter, so as to be 100% vested on the fourth anniversary of the vesting commencement date.

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

In fiscal year 2026, the Company added 524,549 shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the ESPP. Pursuant to such provision, on February 1st of each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on such date, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Stock-based compensation:
Cost of revenue	$2,989	$3,270	$3,341
Research and development	65,468	73,025	72,759
Selling, general and administrative	29,583	31,748	35,216
Total stock-based compensation	$98,040	$108,043	$111,316

As of January 31, 2026 and 2025, approximately $5.6 million and $6.2 million of stock-based compensation expense, respectively, was accrued in accrued and other current liabilities in the consolidated balance sheets. Total unrecognized compensation cost related to unvested restricted stock units at January 31, 2026 was $151.1 million and is expected to be recognized over a weighted-average period of 2.37 years. The stock options were fully vested and as a result, there was no unrecognized compensation cost related to unvested stock options as of January 31, 2026.

There were no material stock modifications in fiscal years 2026 and 2025, respectively. In fiscal year 2024, the Company and its Compensation Committee of the Board of Directors approved an acceleration of vesting of certain unvested equity awards and one-time compensation settled through the issuance of restricted stock units associated with a departure of an executive. As a result, there were 24,559 shares of restricted stock units accelerated and approximately $1.6 million of additional stock-based compensation expense, net, recognized in the fiscal year ended January 31, 2024.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
Employee stock purchase plan awards:
Volatility	61%	47%	56%
Risk-free interest rate	4.05%	4.97%	5.11%
Expected term (years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%

For ESPP shares, the expected term represents the term from the first day of the offering period to the purchase date. The Company calculates expected volatility based on its own historical stock price for a period commensurate with the expected term. The risk-free interest rate is derived from the U.S. Treasury constant maturity rate for the respective period commensurate with the expected term. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends.

The following table summarizes stock option activities for the periods indicated:

	Options Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value of	Remaining	Aggregate
		Weighted-	Average	options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2023	484,791	$42.18
Exercised	(104,931)	26.06		$4,479
Forfeited	(926)	42.59
Expired	(5,616)	63.39
Outstanding at January 31, 2024	373,318	46.39
Exercised	(144,519)	36.90		$3,128
Forfeited	(71)	102.29
Expired	(2,112)	70.63
Outstanding at January 31, 2025	226,616	52.20
Exercised	(50,085)	43.75		$1,715
Expired	(16,619)	75.00
Outstanding at January 31, 2026	159,912	52.48			1.98	$2,365
Exercisable at January 31, 2026	159,912	$52.48			1.98	$2,365

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s stock was $64.04 on January 31, 2026, as reported by The Nasdaq Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s stock on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the periods indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2023	2,573,359	$86.81
Granted	1,305,401	70.32
Vested	(1,220,608)	78.62
Forfeited	(225,512)	81.79
Unvested at January 31, 2024	2,432,640	82.54
Granted	1,478,425	62.40
Vested	(1,106,546)	76.43
Forfeited	(159,140)	115.67
Unvested at January 31, 2025	2,645,379	71.84
Granted	1,408,288	74.30
Vested	(1,129,790)	72.85
Forfeited	(301,880)	82.84
Unvested at January 31, 2026	2,621,997	$71.46

Total fair value of restricted stock units vested as of the respective vesting dates for the fiscal years ended January 31, 2026, 2025 and 2024 was approximately $72.5 million, $64.0 million, and $88.0 million, respectively. As of January 31, 2026, the aggregate intrinsic value of unvested restricted stock units was $167.9 million.

13. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(75,865)	$(117,126)	$(169,417)
Denominator:
Weighted-average ordinary shares - basic	42,704,312	41,303,287	39,878,872
Weighted-average ordinary shares - diluted	42,704,312	41,303,287	39,878,872
Net loss per ordinary share:
Basic	$(1.78)	$(2.84)	$(4.25)
Diluted	$(1.78)	$(2.84)	$(4.25)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Year Ended January 31,
	2026	2025	2024
Options to purchase ordinary shares	76,920	177,340	234,088
Restricted stock units	954,396	1,737,389	1,549,026
Employee stock purchase plan	13,691	14,735	10,483
	1,045,007	1,929,464	1,793,597

14. Income Taxes

Loss before income taxes consisted of the following for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
U.S. operations	$(25,108)	$(35,572)	$(33,953)
Non-U.S. operations	(48,589)	(82,156)	(114,577)
Loss before income taxes	$(73,697)	$(117,728)	$(148,530)

Income tax provision (benefit) consisted of the following for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Current:
U.S. federal tax	$29	$(2,650)	$303
U.S. state taxes	4	4	1
Non-U.S. foreign taxes	2,316	2,395	1,711
	2,349	(251)	2,015
Deferred:
U.S. federal tax	—	—	18,909
U.S. state taxes	—	—	—
Non-U.S. foreign taxes	(181)	(351)	(37)
	(181)	(351)	18,872
Provision (benefit) for income taxes	$2,168	$(602)	$20,887

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis, in the fourth quarter of fiscal year 2026. A reconciliation of the Cayman Islands statutory income tax rate of 0% to the effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended January 31, 2026, was as follows:

	Year Ended January 31,
	2026
	(dollars in thousands)
Federal income tax expense (benefit) at statutory rate	$—	—
State and local income taxes	—	—
Foreign Tax Effects:
US
Statutory tax rate difference between U.S. and the Cayman Islands	(5,273)	7.15%
Stock-based compensation	3,333	(4.52)%
Executive compensation	1,560	(2.12)%
Valuation allowance	6,871	(9.32)%
R&D credit	(3,262)	4.43%
Other	64	(0.09)%
Hong Kong
Statutory tax rate difference between Hong Kong and the Cayman Islands	1,060	(1.44)%
Taiwan
Statutory tax rate difference between Taiwan and the Cayman Islands	533	(0.72)%
China
Statutory tax rate difference between China and the Cayman Islands	330	(0.45)%
Other foreign jurisdictions
Statutory tax rate difference between other foreign jurisdictions and the Cayman Islands	115	(0.15)%
Change in unrecognized tax benefits	(3,163)	4.29%
Total tax expense	$2,168	(2.94)%

Pursuant to the disclosure requirements of ASU 2023-09, the following table presents income taxes paid, net of refunds received, for the year ended January 31, 2026:

Year Ended January 31,
2026
(in thousands)
Income taxes paid (net of refund):
Cayman Islands - Federal	$—
Cayman Islands - State	—
Foreign:
Taiwan	436
Italy	629
China	329
Hong Kong	921
Other foreign jurisdictions	(47)
Total foreign jurisdictions	2,268
Total income taxes paid	$2,268

The Company consists of a Cayman Islands parent company with various foreign and U.S. subsidiaries. Under the current laws of the Cayman Islands, the Company is not subject to tax on its income. For purposes of the reconciliation, prior to adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, a notional U.S. 21% rate is applied to pretax income (loss) as a result of the following for the periods indicated, respectively:

	Year Ended January 31,
	2025	2024
	(in thousands)
Provision at U.S. notional statutory rate	$(24,723)	$(31,191)
U.S. state taxes	2	6
Non-U.S. foreign tax differential	19,293	25,736
Stock-based compensation	6,985	4,847
U.S. R&D credit	(5,109)	(7,232)
Valuation allowance	5,022	28,311
Interest related to uncertain tax positions	12	45
Uncertain tax position release	(2,766)	—
Other	682	365
Provision (benefit) for income taxes	$(602)	$20,887

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities at January 31, 2026 and 2025 were as follows:

	As of January 31,
	2026	2025
	(in thousands)
Deferred tax assets:
Federal and state credits	$68,077	$59,102
Net operating losses	9,516	6,333
Expenses not currently deductible	1,155	3,822
Operating lease liabilities	2,708	611
Stock-based compensation	2,444	2,877
Other deferred tax assets	417	496
Gross deferred tax assets	84,317	73,241
Valuation allowance	(77,336)	(68,047)
Total deferred tax assets	$6,981	$5,194
Deferred tax liabilities
Intangible assets	(3,750)	(4,379)
Property and equipment	(929)	(450)
Operating lease assets	(2,432)	(839)
Total deferred tax liabilities	(7,111)	(5,668)
Net deferred tax liabilities	$(130)	$(474)

Tax valuation allowance for the periods indicated below were as follows:

				Deductions
			Additions	Charged to
	Balance at	Additions	Charged to	Expenses	Balance at
	Beginning of	Charged to	Other	or Other	End of
	Period	Expenses	Account	Accounts	Period
	(in thousands)
Tax Valuation Allowance
Year ended January 31, 2026	$68,047	9,289	—	—	$77,336
Year ended January 31, 2025	$60,036	8,011	—	—	$68,047
Year ended January 31, 2024	$28,596	31,440	—	—	$60,036

The Company conducts its business in several countries and regions and is subject to taxation in those jurisdictions. The Company is incorporated in the Cayman Islands with foreign subsidiaries in the U.S., China, Taiwan, Italy and other foreign countries and regions. As such, the Company’s worldwide operating income is subject to varying tax rates and its effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Consequently, the Company has experienced lower effective tax rates as a substantial amount of its operations are conducted in lower-tax jurisdictions. If the Company’s operational structure was to change in such a manner that would increase the amount of operating income subject to taxation in higher-tax jurisdictions, or if the Company was to commence operations in jurisdictions assessing relatively higher tax rates, its effective tax rate could fluctuate significantly on a quarterly basis and/or be adversely affected. Dividend distributions received from the Company’s U.S. subsidiary and certain other foreign subsidiaries may be subject to local country withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain subsidiaries because management’s intent is to indefinitely reinvest any undistributed earnings in those subsidiaries. If dividend distributions from those subsidiaries were to occur, the liability as of January 31, 2026, would be approximately $9.1 million.

As of January 31, 2026, and 2025, the Company had net deferred tax liabilities after valuation allowance of $0.1 million and $0.5 million, respectively. The Company continued to evaluate the need for a valuation allowance by considering among other things, the nature, frequency and severity of current losses, reversal of taxable temporary differences, tax planning strategies, future projections in the U.S. and the duration of statutory carryforward periods. Based on the current projections of the Company’s future taxable income, and overall evaluation of other related evidence, management determined it is not more likely than not that the U.S. deferred tax assets will be realized, and therefore, valuation allowance remains necessary.

The Company has Federal and California net operating losses of $45.0 million and $1.0 million, respectively, as of January 31, 2026. The Federal net operating loss can be carried forward indefinitely, if not utilized. The California net operating loss begins to expire in fiscal year 2044, if not utilized. For financial statement purposes these carry forwards are offset by reserves for uncertain tax positions.

The Company also has Federal and California state research and development credit carryforwards of approximately $35.1 million and $41.7 million, respectively, as of January 31, 2026. The Federal credits begin to expire in the fiscal year 2036. The California credits can be carried forward indefinitely.

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

The Company applies the provisions of FASB’s guidance on accounting for uncertainty in income taxes. As of January 31, 2026, the Company had approximately $18.4 million in unrecognized tax benefits, $1.1 million of which would affect the Company’s effective tax rate if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the full valuation recorded for U.S. deferred tax assets. The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Beginning balance:	$20,496	$22,628	$21,656
Additions based on tax positions related to the current year	1,418	2,123	997
Additions for tax positions of prior years	—	—	168
Reductions for tax positions in prior years	—	—	(38)
Settlements for prior periods	—	—	—
Lapse of applicable statute of limitations	(3,554)	(4,255)	(155)
Ending balance:	$18,360	$20,496	$22,628

The Company classified $0.9 million and $0.9 million of income tax liabilities as other long-term liabilities as of January 31, 2026, and 2025, respectively, because payment of cash or settlement is not anticipated within one year from the balance sheet date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recorded an expense of $0.1 million, a benefit of $0.5 million, and an expense of $0.05 million for interest and penalties related to uncertain tax positions for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. The Company recorded noncurrent liabilities of $0.2 million and $0.1 million related to interest and penalties for uncertain tax positions at January 31, 2026, and 2025, respectively.

The primary jurisdiction where our foreign earnings are derived is the Cayman Islands, where the Company is domiciled. The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state and foreign jurisdictions. As of January 31, 2026, the Company’s fiscal year 2023 through 2026 tax years are generally open and subject to potential examination by U.S. federal tax authorities. The Company’s fiscal year 2022 through 2026 tax years are generally open and subject to potential examination by state tax authorities. The Company’s fiscal years 2019 to 2026 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. During the fiscal year ended January 31, 2026, the gross amount of unrecognized tax benefits decreased by approximately $2.1 million to $18.4 million. The decrease was primarily due to the release of certain reserves for uncertain tax positions where the statute of limitation has lapsed, offset by reserves for uncertain tax positions related to research credits. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense and balance sheet tax footnote disclosure could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary.

As of January 31, 2026, the Company’s long-term income taxes payable, including estimated interest and penalties, was approximately $1.1 million. The Company was unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

15. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of January 31, 2026 and 2025, total manufacturing purchase commitments were approximately $80.4 million and $56.4 million, respectively. The Company also reviews and assesses the need for any expected loss liabilities on quarterly basis for all products that it does not expect to sell for which it has committed purchases from suppliers. There were no material loss liabilities recorded in the consolidated balance sheets from adverse purchase commitments as of January 31, 2026 and 2025, respectively.

Other Commitments

From time-to-time, the Company enters into noncancellable service contracts with third-parties for IT infrastructure services and support and maintenance for software licenses. As of January 31, 2026, the total committed payments for these services were approximately $12.4 million.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of January 31, 2026, and no liabilities have been recorded for these obligations in the consolidated balance sheets as of January 31, 2026 and 2025, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of January 31, 2026 and 2025, there were no accruals for contingent liabilities related to such matters recorded in the consolidated balance sheets.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Taiwan	$271,928	$179,324	$119,601
Asia Pacific other than Taiwan	71,032	61,663	58,506
Europe	20,065	22,778	11,949
North America other than United States	21,833	18,074	25,754
United States	5,844	3,026	10,664
Total revenue	$390,702	$284,865	$226,474

Substantially all of the Company’s property and equipment were located in the United States, Taiwan, Europe and Asia Pacific region other than Taiwan. As of January 31, 2026, the net amount of these fixed assets located in these regions was approximately $6.6 million, $3.6 million, $1.1 million and $0.3 million, respectively. As of January 31, 2025, the net amount of these fixed assets located in these regions was approximately $3.7 million, $4.0 million, $1.1 million and $0.3 million, respectively.

Additional Segment Information

The following table presents the significant segment expenses included in the consolidated net loss for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Total revenue	$390,702	$284,865	$226,474
Less cost and expense:
Product cost	153,419	106,237	83,221
Employee-related	131,015	115,188	110,601
Stock-based compensation	98,040	108,043	111,316
Semiconductor development cost	33,415	28,049	24,680
Tools & equipment	27,118	26,089	23,202
Professional services	14,785	14,359	13,012
Facilities-related	11,747	10,765	10,983
Other segment items (a)	5,917	1,988	26,713
Interest income	(8,889)	(8,727)	(7,837)
Net loss	$(75,865)	$(117,126)	$(169,417)

(a) The other segment items include amortization of intangible assets acquired from business combinations, non-operating (income) expenses, income tax provision (benefit) and other immaterial items.

Major Customers

The customer representing 10% or more of revenue for the fiscal years ended January 31, 2026 and 2025 was WT, which accounted for approximately 70% and 63% of total revenue, respectively. The customers representing 10% or more of revenue for the fiscal year ended January 31, 2024 were WT and Chicony, which accounted for approximately 53% and 14% of total revenue, respectively. Accounts receivable with WT was approximately $24.6 million and $12.3 million as of January 31, 2026 and 2025, respectively.

17. Subsequent Events

From February 1, 2026 to March 20, 2026, the Company repurchased a total of 18,702 shares for approximately $1.0 million in cash. As of March 20, 2026, there was approximately $47.0 million available for repurchases under the repurchase program through June 30, 2026.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBITS INDEX

Exhibit Number	Description

3.2(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of Ambarella, Inc.

4.1(2)	Description of Share Capital of Ambarella, Inc.

10.2.1(3)*	Amended and Restated 2012 Equity Incentive Plan

10.2.2(1)*	Form of Stock Option Agreement under 2012 Equity Incentive Plan

10.2.3(1)*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan

10.2.4(1)*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.2.5(3)*	Form of Performance-Based Restricted Stock Unit Agreement under 2012 Equity Incentive Plan

10.1(4)*	Amended and Restated 2012 Employee Stock Purchase Plan

10.1(5)*	Ambarella, Inc. Amended and Restated 2021 Equity Incentive Plan

4.1.2(6)*	Form of Stock Option Agreement under 2021 Equity Incentive Plan

4.1.3(6)*	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan

4.1.1(7)*	Oculii Corp. 2017 Stock Option Plan

4.1.2(7)*	Form of Stock Option Agreement under Oculii Corp. 2017 Stock Option Plan

10.4(1)*	Form of Indemnification Agreement

10.6.1(8)*	Form of Change of Control and Severance Agreement, entered into by Ambarella, Inc. with the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.1(9)*	Form of Amended and Restated Change of Control and Severance Agreement, entered into by Ambarella, Inc. with its Chief Financial Officer

10.2(9)*

Form of Amended and Restated Change of Control and Severance Agreement, entered into by Ambarella, Inc. with executive officers other than the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer

10.8.1(10)	Sales Representative Agreement dated January 31, 2011 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.2(10)	Amendment No. 1 to Sales Representative Agreement dated February 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.8.3(11)	Amendment No. 2 to Sales Representative Agreement dated October 1, 2012 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.2(4)	Amendment to the Sales Representative Agreement dated August 1, 2015 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.1(12)	Amendment to the Sales Representative Agreement dated June 1, 2019 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.2(13)	Amendment No. 6 to Sales Representative Agreement dated May 1, 2021 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.1(14)	Amendment No. 7 to Sales Representative Agreement dated March 15, 2023 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

10.1(15)	Standard Lease between Ambarella Corporation and The Realty Associates Fund XI Portfolio, L.P., dated as of August 8, 2019

10.2(16)*	Employment letter entered into by Ambarella Corp. with John Young dated October 17, 2023

10.12(19)	Lease Agreement between Ambarella Corporation and The Quad Santa Clara, LLC dated December 20, 2024

10.13(18)	Description of Executive Bonus Plan for Fiscal Year 2026

19.1(19)	Insider Trading Policy

21.1(17)	List of subsidiaries of Ambarella, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

97.1(17)	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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
(9)
Incorporated by reference to the Form 10-Q filed on December 4, 2025.
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
(17)
Incorporated by reference to the Form 10-K filed on March 29, 2024.
(18)
Incorporated by reference to the Form 8-K filed on February 28, 2025.
(19)
Incorporated by reference to the Form 10-K filed on March 28, 2025.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 23, 2026.

Signature	Title

/s/ Feng-Ming Wang	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
Feng-Ming Wang

/s/ John A. Young	Chief Financial Officer (Principal Financial and Accounting Officer)
John A. Young

/s/ Chenming C. Hu	Director
Chenming C. Hu

/s/ Christopher B. Paisley	Director
Christopher B. Paisley

/s/ D. Jeffrey Richardson	Director
D. Jeffrey Richardson

/s/ Hsiao-Wuen Hon	Director
Hsiao-Wuen Hon

/s/ Elizabeth M. Schwarting	Director
Elizabeth M. Schwarting

/s/ Chantelle Breithaupt	Director
Chantelle Breithaupt

/s/ Gregory M. Bryant	Director
Gregory M. Bryant