Form 10-Q
period 2026-04-30
AMBARELLA INC
filed 2026-06-02
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

The number of ordinary shares of the Registrant outstanding as of May 28, 2026 was 43,868,185 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	April 30,	January 31,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$114,443	$191,019
Marketable debt securities	163,357	121,552
Accounts receivable, net	39,175	39,180
Inventories	80,355	52,246
Restricted cash	442	442
Prepaid expenses and other current assets	7,417	5,836
Total current assets	405,189	410,275
Property and equipment, net	12,594	11,553
Intangible assets, net	59,024	58,046
Operating lease right-of-use assets, net	11,510	12,118
Goodwill	303,625	303,625
Other non-current assets	2,896	2,983
Total assets	$794,838	$798,600
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	53,278	54,029
Accrued and other current liabilities	92,519	97,964
Operating lease liabilities, current	2,359	2,027
Income taxes payable	1,768	1,531
Deferred revenue, current	17,036	22,393
Total current liabilities	166,960	177,944
Operating lease liabilities, non-current	10,912	11,408
Other long-term liabilities	11,148	14,459
Total liabilities	189,020	203,811
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at April 30, 2026 and January 31, 2026, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 43,861,484 and 43,305,592 shares issued and outstanding at April 30, 2026 and January 31, 2026, respectively	20	19
Additional paid-in capital	951,980	922,119
Accumulated other comprehensive income (loss)	(167)	573
Accumulated deficit	(346,015)	(327,922)
Total shareholders’ equity	605,818	594,789
Total liabilities and shareholders' equity	$794,838	$798,600

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue	$100,357	$85,872
Cost of revenue	41,768	34,336
Gross profit	58,589	51,536
Operating expenses:
Research and development	58,140	58,819
Selling, general and administrative	19,865	18,575
Total operating expenses	78,005	77,394
Loss from operations	(19,416)	(25,858)
Other income, net	2,083	2,175
Loss before income taxes	(17,333)	(23,683)
Provision for income taxes	760	645
Net loss	$(18,093)	$(24,328)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.41)	$(0.58)
Diluted	$(0.41)	$(0.58)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	43,605,282	42,219,972
Diluted	43,605,282	42,219,972

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended April 30,
	2026	2025
Net loss	$(18,093)	$(24,328)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	(740)	559
Other comprehensive income (loss), net of tax	(740)	559
Comprehensive loss	$(18,833)	$(23,769)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive Income
	Shares	Amount	Capital	(Loss)	Accumulated Deficit	Total
Balance--January 31, 2026	43,305,592	$19	$922,119	$573	$(327,922)	$594,789
Issuance of shares through employee equity plans	517,029	1	7,598	—	—	7,599
Issuance of shares through employee stock purchase plan	86,661	—	3,859	—	—	3,859
Share repurchase	(47,798)	—	(2,441)	—	—	(2,441)
Stock-based compensation expense	—	—	20,845	—	—	20,845
Other comprehensive income (loss) - net of tax	—	—	—	(740)	—	(740)
Net loss	—	—	—	—	(18,093)	(18,093)
Balance--April 30, 2026	43,861,484	$20	$951,980	$(167)	$(346,015)	$605,818

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive Income
	Shares	Amount	Capital	(Loss)	Accumulated Deficit	Total
Balance--January 31, 2025	41,963,959	$19	$813,683	$(233)	$(252,057)	$561,412
Issuance of shares through employee equity plans	375,046	—	6,713	—	—	6,713
Issuance of shares through employee stock purchase plan	98,755	—	4,479	—	—	4,479
Share repurchase	(24,152)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense	—	—	24,881	—	—	24,881
Other comprehensive income (loss) - net of tax	—	—	—	559	—	559
Net loss	—	—	—	—	(24,328)	(24,328)
Balance--April 30, 2025	42,413,608	$19	$848,756	$326	$(276,385)	$572,716

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,093)	$(24,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,367	6,748
Amortization (accretion) of premium (discount) on marketable debt securities, net	(7)	(70)
Stock-based compensation	21,893	26,130
Deferred income taxes	32	6
Other non-cash items, net	(195)	(239)
Changes in operating assets and liabilities:
Accounts receivable	5	(468)
Inventories	(27,999)	(4,861)
Prepaid expenses and other current assets	(1,577)	(113)
Other non-current assets	55	11
Accounts payable	(1,552)	15,368
Accrued and other current liabilities	826	(692)
Income taxes payable	237	250
Deferred revenue	(5,282)	(1,984)
Operating lease liabilities	(409)	(971)
Other long-term liabilities	73	14
Net cash provided by (used in) operating activities	(25,626)	14,801
Cash flows from investing activities:
Purchase of investments	(55,177)	(21,048)
Sales of investments	8,936	1,428
Maturities of investments	3,904	8,031
Purchase of tangible and intangible assets	(3,957)	(4,565)
Net cash used in investing activities	(46,294)	(16,154)
Cash flows from financing activities:
Share repurchase	(2,441)	(1,000)
Proceeds from exercise of stock options and employee stock purchase plan	3,609	2,627
Long-term financing payment for intangible assets	(5,824)	(3,177)
Net cash used in financing activities	(4,656)	(1,550)
Net decrease in cash, cash equivalents and restricted cash	(76,576)	(2,903)
Cash, cash equivalents and restricted cash at beginning of period	191,461	144,629
Cash, cash equivalents and restricted cash at end of period	$114,885	$141,726
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$289	$294
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$5,746	$3,519

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, do not include all information and notes normally provided in audited financial statements. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the 2026 fiscal year filed with the SEC on March 23, 2026 (the Form 10-K) and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K.

Basis of Consolidation

The Company’s fiscal year ends on January 31. The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. GAAP. All intercompany transactions and balances have been eliminated upon consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies described in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

A substantial portion of the Company’s revenue is derived from sales through one of its distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as its non-exclusive sales representative and fulfillment partner in Asia other than Japan. Termination of the relationship with WT could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from WT could impair its ability to make timely payment to the Company. See Note 15 for additional information regarding revenue and credit concentration with WT.

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

Restricted Cash

The restricted cash primarily consists of a Letter of Credit of approximately $0.4 million with a financial institution as collateral for the security deposit on its office lease located in Santa Clara, California, as well as those amounts required to be set aside to secure certain transactions in a foreign entity. The following table presents cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets, and the totals are presented on the condensed consolidated statements of cash flows:

	As of
	April 30, 2026	January 31, 2026	April 30, 2025	January 31, 2025
	(in thousands)
Cash and cash equivalents	$114,443	$191,019	$141,285	$144,622
Restricted cash	442	442	441	7
Total as presented in the condensed consolidated statements of cash flows	$114,885	$191,461	$141,726	$144,629

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new guidance requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt this new guidance for its fiscal period ending January 31, 2028. The Company expects that such adoption will only have an impact on its financial disclosures and does not believe it will have a material impact on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This new guidance simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and allows all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The new guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this new guidance and elected the practical expedient in its first quarter of fiscal year 2027. The adoption did not result in a material impact on its consolidated financial statements and disclosures.

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

	As of April 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds and fixed deposits	$15,151	$—	$—	$15,151
Commercial paper	17,542	—	—	17,542
Corporate bonds	103,149	114	(225)	103,038
Asset-backed securities	22,547	30	(48)	22,529
U.S. government securities	30,013	41	(79)	29,975
Total cash equivalents and marketable debt securities	$188,402	$185	$(352)	$188,235

	As of January 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds and fixed deposits	$61,000	$—	$—	$61,000
Commercial paper	—	—	—	—
Corporate bonds	63,777	382	(2)	64,157
Asset-backed securities	21,388	79	(25)	21,442
U.S. government securities	35,814	140	(1)	35,953
Total cash equivalents and marketable debt securities	$181,979	$601	$(28)	$182,552

The following table provides the breakdown of unrealized losses as of April 30, 2026 and January 31, 2026, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of April 30, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$60,100	$(225)	$—	$—	$60,100	$(225)
Asset-backed securities	11,305	(48)	—	—	11,305	(48)
U.S. government securities	18,674	(79)	—	—	18,674	(79)
Total marketable debt securities at loss position	$90,079	$(352)	$—	$—	$90,079	$(352)

	As of January 31, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$2,691	$(2)	$—	$—	$2,691	$(2)
Asset-backed securities	3,582	(25)	—	—	3,582	(25)
U.S. government securities	6,771	(1)	—	—	6,771	(1)
Total marketable debt securities at loss position	$13,044	$(28)	$—	$—	$13,044	$(28)

	As of
	April 30, 2026	January 31, 2026
	(in thousands)
Included in cash equivalents	$24,878	$61,000
Included in marketable debt securities	163,357	121,552
Total cash equivalents and marketable debt securities	$188,235	$182,552

The contractual maturities of the investments at April 30, 2026 and January 31, 2026 were as follows:

	As of
	April 30, 2026	January 31, 2026
	(in thousands)
Due within one year	$49,674	$84,844
Due in 1 - 5 years	137,548	96,685
Due in greater than 10 years	1,013	1,023
Total cash equivalents and marketable debt securities	$188,235	$182,552

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. The Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The credit-related losses were not material for the three months ended April 30, 2026 and 2025, respectively. The accrued interest on available-for-sale securities is included in marketable debt securities in the condensed consolidated balance sheets. As of April 30, 2026 and January 31, 2026, the accrued interest was approximately $1.5 million and $1.0 million, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of April 30, 2026 and January 31, 2026, respectively:

	As of April 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds and fixed deposits	$15,151	$15,151	$—	$—
Commercial paper	17,542	—	17,542	—
Corporate bonds	103,038	—	103,038	—
Asset-backed securities	22,529	—	22,529	—
U.S. government securities	29,975	—	29,975	—
Total cash equivalents and marketable debt securities	$188,235	$15,151	$173,084	$—

	As of January 31, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds and fixed deposits	$61,000	$61,000	$—	$—
Commercial paper	—	—	—	—
Corporate bonds	64,157	—	64,157	—
Asset-backed securities	21,442	—	21,442	—
U.S. government securities	35,953	—	35,953	—
Total cash equivalents and marketable debt securities	$182,552	$61,000	$121,552	$—

3. Inventories

Inventories at April 30, 2026 and January 31, 2026 consisted of the following:

	As of
	April 30, 2026	January 31, 2026
	(in thousands)
Work-in-progress	$58,158	$35,507
Finished goods	22,197	16,739
Total	$80,355	$52,246

4. Property and Equipment, Net

Depreciation expense was approximately $1.2 million and $1.1 million for the three months ended April 30, 2026 and 2025, respectively. Property and equipment at April 30, 2026 and January 31, 2026 consisted of the following:

	As of
	April 30, 2026	January 31, 2026
	(in thousands)
Computer hardware and software	$30,821	$28,960
Tools and equipment	9,068	9,048
Furniture and fixtures	2,257	2,230
Leasehold improvements	2,604	2,560
Construction in progress	1,139	839
	45,889	43,637
Less: accumulated depreciation and amortization	(33,295)	(32,084)
Total property and equipment, net	$12,594	$11,553

5. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of April 30, 2026, software license liabilities of approximately $11.1 million were recorded in accrued and other current liabilities and approximately $9.3 million were recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of April 30, 2026 and January 31, 2026 were as follows:

	As of April 30, 2026			As of January 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$56,275	$(12,169)	$44,106	$51,194	$(9,279)	$41,915
Developed technology	21,200	(13,775)	7,425	21,200	(13,018)	8,182
Customer relationships	13,200	(6,600)	6,600	13,200	(6,233)	6,967
Trade name	2,500	(1,607)	893	2,500	(1,518)	982
Total intangible assets, net	$93,175	$(34,151)	$59,024	$88,094	$(30,048)	$58,046

During the three months ended April 30, 2026, there were approximately $5.3 million of software licenses purchased and approximately $0.2 million of software licenses expired. The amortization expense associated with software licenses was approximately $3.1 million and $3.5 million for the three months ended April 30, 2026 and 2025, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $1.2 million for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, the Company has not commenced amortization with respect to approximately $12.8 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to the intangible assets as of April 30, 2026 is as follows:

As of
April 30, 2026
Fiscal Year	(in thousands)
2027 (9 months remaining)	$14,494
2028	15,747
2029	12,413
2030	4,311
2031	3,775
Thereafter	8,284
Total future amortization expenses:	$59,024

Goodwill is tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that it may be impaired. There were no goodwill or intangible asset impairments for the three months ended April 30, 2026 and 2025, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at April 30, 2026 and January 31, 2026 consisted of the following:

	As of
	April 30, 2026	January 31, 2026
	(in thousands)
Accrued employee compensation	$16,364	$31,251
Accrued product development costs	45,596	37,233
Software license liabilities, current	11,090	11,439
Development deposit liability	13,500	13,500
Other accrued liabilities	5,969	4,541
Total accrued and other current liabilities	$92,519	$97,964

The accrued employee compensation primarily consists of accrued payroll and accrued employee benefits, as well as employee stock purchase plan withholding. For the accrued employee compensation as of January 31, 2026, approximately $14.1 million of annual bonus was paid in the first quarter of fiscal year 2027, of which $8.6 million was paid in cash and $5.5 million was settled with fully vested restricted stock units. The timing of new and next-gen SoC development and invoicing from outside foundries usually results in fluctuation of accrued product development costs. The $13.5 million of development deposit liability represents a cash advance from a customer for funding a development project that is subject to certain refund conditions. On May 12, 2026, the Company terminated the project with the customer. Pursuant to the terms of the termination agreement, the Company agreed to refund $4.5 million of the deposit. Refer to Note 16 Subsequent Events of Notes to Condensed Consolidated Financial Statements for detailed information.

7. Leases

There were no material lease agreements entered into, or modified, during the three months ended April 30, 2026. The operating lease expense was approximately $0.9 million and $0.9 million for the three months ended April 30, 2026 and 2025, respectively. The Company's short-term leases and finance leases were not material as of April 30, 2026 and January 31, 2026, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Cash paid for operating leases included in operating cash flows	$409	$971
Operating lease assets obtained in exchange for lease obligations	$—	$66

As of April 30, 2026, the weighted average remaining lease term is 6.95 years, and the weighted average discount rate is 8.12 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
April 30, 2026
Fiscal Year	(in thousands)
2027 (9 months remaining)	$2,592
2028	2,674
2029	1,896
2030	1,952
2031	2,003
Thereafter	6,681
Total future annual minimum lease payments	17,798
Less: interest	(4,527)
Total lease liabilities	$13,271

8. Deferred Revenue

Deferred revenue is primarily related to nonrecurring engineering (NRE) charges that are either invoiced or paid but for which the related performance obligations are not yet satisfied, as well as, for product shipments, a portion of a transaction price that exceeds the weighted average selling price for products sold to date under tiered-pricing contracts that contain material rights. During the three months ended April 30, 2026 and 2025, the amount recognized as revenue that was included in deferred revenue at the end of the prior fiscal year was approximately $5.5 million and $5.2 million, respectively.

As of April 30, 2026, the amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied, which primarily consists of product purchase orders and NRE project service agreements with an original contract duration of more than one year, was approximately $69.8 million, of which approximately 98% is expected to be recognized within the next 12 months. This does not include consideration in contracts with an original expected contract duration of one year or less, or variable consideration that is constrained.

9. Other Long-Term Liabilities

Other long-term liabilities at April 30, 2026 and January 31, 2026 consisted of the following:

	As of
	April 30, 2026	January 31, 2026
	(in thousands)
Accrued unrecognized tax benefits, including interest	$1,178	$1,105
Deferred tax liabilities	560	560
Software license liabilities, non-current	9,332	12,790
Other long-term liabilities	78	4
Total other long-term liabilities	$11,148	$14,459

10. Capital Stock

Preference shares

There were no preference shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively.

Ordinary shares

In the first quarter of fiscal year 2027, the Company added 541,319 shares to the ordinary shares reserved for issuance, pursuant to an “evergreen” provision contained in the Amended and Restated 2012 Employee Stock Purchase Plan, or ESPP. Pursuant to such provision, for each fiscal year, the number of ordinary shares reserved for issuance under the ESPP is automatically increased by a number equal to the lesser of (i) 1,500,000 ordinary shares, (ii) one and one quarter percent (1.25%) of the aggregate number of ordinary shares outstanding on February 1st of each fiscal year, or (iii) an amount determined by the Company’s Board of Directors or a duly authorized committee of the Board of Directors.

As of April 30, 2026 and January 31, 2026, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of
	April 30, 2026	January 31, 2026
Shares reserved for options, restricted stock and restricted stock units under equity plans	3,294,666	3,811,695
Shares reserved for employee stock purchase plan	4,429,888	3,975,230

Share repurchase program

During the three months ended April 30, 2026, the Company repurchased a total of 47,798 shares for approximately $2.4 million in cash. As of April 30, 2026, there was approximately $45.6 million available for repurchases under the existing repurchase program through June 30, 2026. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Stock-based compensation:
Cost of revenue	$783	$951
Research and development	13,714	17,585
Selling, general and administrative	7,396	7,594
Total stock-based compensation	$21,893	$26,130

As of April 30, 2026, approximately $1.3 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost of unvested awards at April 30, 2026 was approximately $169.6 million and is expected to be recognized over a weighted-average period of 2.45 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Three Months Ended April 30,
	2026	2025
Employee stock purchase plan awards:
Volatility	66%	54%
Risk-free interest rate	3.72%	4.29%
Expected term (years)	0.5	0.5
Dividend yield	0%	0%

The following table summarizes stock option activities for the period indicated:

	Options Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2026	159,912	$52.48
Exercised	(51,170)	41.39		$1,012
Outstanding at April 30, 2026	108,742	57.70			2.59	$1,642
Exercisable at April 30, 2026	108,742	$57.70			2.59	$1,642

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on April 30, 2026 was $68.80, as reported by The Nasdaq Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2026	2,621,997	$71.46
Granted	663,259	64.00
Vested	(465,859)	72.53
Forfeited	(58,757)	68.45
Unvested at April 30, 2026	2,760,640	$69.55

As of April 30, 2026, the aggregate intrinsic value of unvested restricted stock units was $189.9 million.

12. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net loss	$(18,093)	$(24,328)
Denominator:
Weighted-average ordinary shares - basic	43,605,282	42,219,972
Weighted-average ordinary shares - diluted	43,605,282	42,219,972
Net loss per ordinary share:
Basic	$(0.41)	$(0.58)
Diluted	$(0.41)	$(0.58)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended April 30,
	2026	2025
Options to purchase ordinary shares	40,515	92,800
Restricted stock units	1,419,517	761,559
Employee stock purchase plan	11,820	13,319
	1,471,852	867,678

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Loss before income taxes	$(17,333)	$(23,683)
Provision for income taxes	760	645
Effective tax rate	(4.4)%	(2.7)%

The Company recorded an expense for income taxes of $0.8 million and $0.6 million for the three months ended April 30, 2026 and 2025, respectively. The increased income tax expense for the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, was primarily due to a projected decrease in net loss in the current fiscal year.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The Company’s fiscal years 2023 through 2026 are generally open and subject to potential examination by U.S. federal tax authorities. The Company’s fiscal years 2022 through 2026 are generally open and subject to potential examination by state tax authorities. The Company’s fiscal years 2019 to 2026 remain open to examination by foreign tax authorities. Fiscal years outside of the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years, which have been carried forward and may be audited in subsequent years when utilized.

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of April 30, 2026, the gross amount of unrecognized tax benefits was approximately $18.8 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary.

14. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of April 30, 2026 and January 31, 2026, total manufacturing purchase commitments were approximately $53.9 million and $80.4 million, respectively. On a quarterly basis, the Company also reviews and assesses the need for any expected loss liabilities for products that it does not expect to sell for which it has committed purchases from suppliers and records the liabilities in accrued and other current liabilities in the condensed consolidated balance sheets. As of April 30, 2026, approximately $1.2 million of loss liabilities were recorded in the condensed consolidated balance sheets from adverse purchase commitments. There were no material loss liabilities recorded in the condensed consolidated balance sheets from adverse purchase commitments as of January 31, 2026.

Other Commitments

There have been no material changes to other commitments as compared to the other commitments described in the Company's Annual Report on Form 10-K for the 2026 fiscal year filed with the SEC on March 23, 2026.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of April 30, 2026, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of April 30, 2026 and January 31, 2026, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of April 30, 2026 and January 31, 2026, there were no accruals for contingent liabilities related to such matters recorded in the condensed consolidated balance sheets.

15. Segment Reporting

The Company operates as a single operating and reportable segment and derives substantially all of its revenue from development and sales of low-power AI-based processing and video and image processing SoC solutions. In determining the reportable segment, the Company considers the research and development deployed, the nature of the production process, the distribution channels of SoCs, as well as the Company’s management structure. The Chief Executive Officer of the Company has been identified as the Chief Operating Decision Maker (the CODM) and manages the Company’s operations as a whole. The CODM uses net loss presented on a consolidated basis to evaluate the financial performance and allocate resources. The CODM also monitors budget versus actual results of the operating segment. The measure of reportable segment assets is reported within the condensed consolidated balance sheets as total assets. The accounting policies for the measurement of net loss and total assets of the reportable segment are described in the Note 1, Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the 2026 fiscal year filed with the SEC on March 23, 2026.

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Taiwan	$60,980	$53,899
Asia Pacific other than Taiwan	23,247	16,559
Europe	6,308	8,739
North America other than United States	7,904	5,145
United States	1,918	1,530
Total revenue	$100,357	$85,872

Substantially all of the Company’s property and equipment were located in the United States, Taiwan, Europe and Asia Pacific region other than Taiwan. As of April 30, 2026, the net amount of fixed assets located in these regions was approximately $7.6 million, $3.7 million, $1.1 million and $0.2 million, respectively. As of January 31, 2026, the net amount of these fixed assets located in these regions was approximately $6.6 million, $3.6 million, $1.1 million and $0.3 million, respectively.

Additional Segment Information

The following table presents the significant segment expenses included in the condensed consolidated net loss for the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Total revenue	$100,357	$85,872
Less cost and expense:
Product cost	40,227	32,628
Employee-related	35,261	31,459
Stock-based compensation	21,893	26,130
Semiconductor development cost	8,717	6,772
Tools & equipment	6,383	8,066
Professional services	3,688	3,687
Facilities-related	2,794	2,662
Other segment items (a)	1,691	956
Interest income	(2,204)	(2,160)
Net loss	$(18,093)	$(24,328)

(a) The other segment items include amortization of intangible assets acquired from business combinations, non-operating (income) expenses, income tax provision (benefit) and other immaterial items.

Major Customers

For the three months ended April 30, 2026 and 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 61% and 63% of total revenue, respectively. Accounts receivable with WT was approximately $18.7 million and $24.6 million as of April 30, 2026 and January 31, 2026, respectively.

16. Subsequent Events

On May 12, 2026, the Company terminated a development project with a customer. Pursuant to the terms of the termination agreement, the Company agreed to refund $4.5 million of the $13.5 million deposit previously received from the customer. The remaining $9.0 million of the deposit is expected to be recognized as a reduction of research and development expense in the second quarter ending July 31, 2026.

On May 27, 2026, the Company's Board of Directors authorized a new share repurchase program for a total of $50.0 million commencing July 1, 2026 through June 30, 2027. The new repurchase program replaces the existing program that expires on June 30, 2026 and does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2026 and management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the 2026 fiscal year filed with the Securities and Exchange Commission, or SEC, on March 23, 2026.

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “target,” “seek,” “project,” “forecast,” “continue” or “foreseeable” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. Such statements include, but are not limited to, statements concerning our market opportunity and our ability to compete in such markets, our product strategy, our ability to develop and introduce new solutions, our future financial and operating performance, our sales and marketing strategy, our investment strategy, research and development, our customer and supplier relationships and inventory levels, industry trends, our cash needs and capital requirements, our repurchase programs, our expectations about taxes, operating expenses, and cost recognition, the availability of third-party components and economic and political conditions. These statements reflect our current views with respect to future events and our potential financial performance, and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks associated with revenue being generated from new customers or design wins, neither of which is assured; our ability to retain and expand customer relationships and to achieve design wins; risks associated with the overall economy, including higher inflation and trade tensions between the U.S. and China; the commercial success of our customers’ products; our growth strategy; fluctuations in our operating results; our ability to anticipate future market demands and future needs and preferences of our customers; our ability to introduce new and enhanced solutions; the expansion of our current markets and our ability to successfully enter new markets; anticipated trends and challenges, including competition, in the markets in which we operate or seek to operate; our expectations regarding artificial intelligence and computer vision; our ability to effectively generate and manage growth; our ability to retain key employees; the potential for intellectual property disputes or other litigation; the risks described under Item 1A of Part II — “Risk Factors,” and Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the risks described elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

Our development roadmap is focused on human viewing, AI inference, and radar based perception technologies that support the increasing automation and intelligence requirements of the Internet of Things (IoT), automotive, industrial, and robotics markets. As a result, we believe that our future revenue growth, if any, will significantly depend upon our ability to expand within camera markets with our AI technology, particularly in the Internet of Things, or IoT, markets, as well as emerging markets such as AI-enabled security cameras, AI-based driving applications, including driver monitoring systems, advanced blind spot detection, object detection, and deep learning algorithms for HD mapping solutions, automotive advanced driver assistance systems, or ADAS, applications, and industrial and robotics markets. We expect our research and development expenditures to increase in comparison to prior periods as we devote additional resources to the development of innovative AI inference SoCs with increased functionality, and as we target new markets.

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

Financial Highlights

•
We recorded revenue of $100.4 million for the three months ended April 30, 2026, an increase of 16.9% as compared to the same period in the prior fiscal year. The increase in revenue was primarily attributable to higher product unit shipments and an increased percentage of sales from higher average selling price AI inference processors as a result of high demand for our edge AI solutions, partially offset by lower nonrecurring engineering (NRE) project service revenue.
•
We recorded operating losses of $19.4 million for the three months ended April 30, 2026, as compared to operating losses of $25.9 million for the three months ended April 30, 2025. The reduction in operating losses was primarily attributable to higher revenue and, consequently, higher gross profit, partially offset by higher operating expenses. The increase in operating expenses primarily resulted from higher payroll-related expenses as a result of an increase in headcount, higher engineering-related costs associated with the progress and number of chips in development, and higher marketing expense, partially offset by lower stock-based compensation expense.
•
We had cash outflows from operating activities of $25.6 million for the three months ended April 30, 2026, as compared to cash inflows of $14.8 million for the three months ended April 30, 2025. The decrease in cash flows from operating activities was mainly driven by higher cash outflows from changes in working capital, primarily due to increased inventory purchases, partially offset by improved operating results.
•
During the three months ended April 30, 2026, we repurchased a total of 47,798 shares for approximately $2.4 million in cash. The repurchased shares were recorded as authorized but unissued shares. As of April 30, 2026, there was approximately $45.6 million available for repurchases under the existing repurchase program through June 30, 2026.

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

Pricing, Product Cost and Margin. Our pricing and margins depend on a variety of factors, including the volumes and features of the solutions we provide to our customers. Additionally, we make significant investments in new solutions for both cost improvements and new features that we expect to drive revenue and maintain margins. In general, solutions incorporated into more complex configurations, such as those used in high-performance camera applications or, in the future, advanced driver assistance systems, have higher prices and higher gross margins as compared to solutions sold into lower-performing, more competitive camera applications. Our average selling price can vary by market and application due to market-specific supply and demand, the maturation of products launched in previous years, the launch of new products by us or our competitors, and by product mix.

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

Impact of Global Supply Chain Conditions on Our Business. The semiconductor industry has faced significant global supply chain challenges over the past few years. Supply chain issues can impact our business as they relate to both our suppliers and our customers. We have seen cycles of supply chain challenges in the past, which may recur in future periods as well, with constant changes in the macro-economic environment, including potential retaliatory tariffs and restrictions on exports to foreign locations due to the recent imposition of tariffs by the U.S. Government on imports.

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Revenue	$100,357	$85,872
Cost of revenue	41,768	34,336
Gross profit	58,589	51,536
Operating expenses:
Research and development	58,140	58,819
Selling, general and administrative	19,865	18,575
Total operating expenses	78,005	77,394
Loss from operations	(19,416)	(25,858)
Other income, net	2,083	2,175
Loss before income taxes	(17,333)	(23,683)
Provision for income taxes	760	645
Net loss	$(18,093)	$(24,328)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended April 30,
	2026	2025
Revenue	100%	100%
Cost of revenue	42	40
Gross profit	58	60
Operating expenses:
Research and development	58	68
Selling, general and administrative	20	22
Total operating expenses	78	90
Loss from operations	(20)	(30)
Other income, net	2	3
Loss before income taxes	(18)	(27)
Provision for income taxes	—	1
Net loss	(18)%	(28)%

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

Research and Development

Research and development expense primarily consists of personnel costs, including salaries, stock-based compensation and employee benefits. The expense also includes costs of development incurred in connection with our collaborations with our foundry vendors, costs of licensing intellectual property from third parties for product development, costs of development for software and hardware tools, costs of fabrication of mask sets for prototype products, the cost and depreciation of equipment, outside services as well as allocated depreciation and facility expenses. All research and development costs are expensed as incurred. We expect our research and development expense to generally increase in absolute dollars as we continue to enhance and expand our product features and offerings, and increase headcount for new SoC development and development of AI technologies to address new markets.

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

Other Income, Net

Other income, net, consists primarily of interest income and yields from our cash deposits and debt security investments, subsidies issued by governments, as well as gains and losses from foreign currency transaction remeasurements.

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

Comparison of the Three Months Ended April 30, 2026 and 2025

Revenue

	Three Months Ended April 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$100,357	$85,872	$14,485	16.9%

Revenue increased for the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, primarily due to higher product unit shipments and an increased percentage of sales from higher average selling price AI inference processors as a result of high demand for our edge AI solutions, partially offset by lower NRE project service revenue.

Gross Margin

	Three Months Ended April 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Gross margin	58.4%	60.0%	—	(1.6)%

Gross margin decreased for the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, primarily due to higher manufacturing costs associated with advanced process technologies and additional charges from adverse purchase commitments.

Research and Development

	Three Months Ended April 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$58,140	$58,819	$(679)	(1.2)%

Research and development expense decreased for the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, primarily due to approximately $3.9 million of lower stock-based compensation expense, partially offset by $2.3 million of higher payroll-related expenses as a result of an increase in headcount and $0.9 million of higher engineering-related expenses associated with the progress and number of chips in development.

Selling, General and Administrative

	Three Months Ended April 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Selling, general and administrative	$19,865	$18,575	$1,290	6.9%

Selling, general and administrative expense increased for the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, primarily due to approximately $1.5 million of higher payroll-related expenses as a result of an increase in headcount, partially offset by $0.2 million of lower stock-based compensation expense.

Other Income, Net

	Three Months Ended April 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Other income, net	$2,083	$2,175	$(92)	(4.2)%

The marginal decrease in other income, net, for the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, was primarily due to approximately $0.4 million of higher interest expense associated with financing purchases of software licenses, partially offset by an approximately $0.3 million subsidy received from a foreign government.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Provision for income taxes	$760	$645	$115	17.8%
Effective tax rate	(4.4)%	(2.7)%	—	(1.7)%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The increased income tax expense for the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, was primarily due to a projected decrease in net loss in the current fiscal year.

Liquidity and Capital Resources

As of April 30, 2026, we had cash, cash equivalents and marketable debt securities of approximately $277.8 million. We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(25,626)	$14,801
Net cash used in investing activities	(46,294)	(16,154)
Net cash used in financing activities	(4,656)	(1,550)
Net decrease in cash, cash equivalents and restricted cash	$(76,576)	$(2,903)

Net Cash Provided by (Used in) Operating Activities

The decrease in cash flows from operating activities for the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, was mainly driven by higher cash outflows from changes in working capital, primarily due to increased inventory purchases, partially offset by improved operating results.

Net Cash Used in Investing Activities

Net cash used in investing activities increased for the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, primarily due to approximately $30.7 million of additional funds invested in our security portfolio, partially offset by $0.6 million of lower payments for purchases of capital assets and software licenses.

Net Cash Used in Financing Activities

Net cash used in financing activities increased for the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, primarily due to an additional $2.7 million financing payment for the purchase of software licenses and $1.4 million of higher cash payment for the repurchase of our ordinary shares, partially offset by $1.0 million of additional cash received from stock compensation activities.

Share Repurchase Program

On May 27, 2026, our Board of Directors authorized a new share repurchase program for a total of $50.0 million commencing July 1, 2026 through June 30, 2027. The new repurchase program replaces the existing program that expires on June 30, 2026. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of April 30, 2026, we had purchase obligations with our independent contract manufacturers of $53.9 million.

Except as described above, there were no other material changes in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 30, 2026, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the 2026 fiscal year filed with the SEC on March 23, 2026.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk as described in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the 2026 fiscal year filed with the SEC on March 23, 2026.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of April 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets, including China. In addition, our ability to sell certain products to several Chinese customers has been restricted.
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

Even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all. For example, in the past, we have secured design wins for customer products that were never commercially released by our customer or did not sell in volumes initially forecast by the customer, as a result of factors beyond our control. If products incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer. Similarly, if an OEM designs one of our SoC solutions into its product, we are not assured that we will receive or continue to receive new design wins from that OEM, which could negatively impact our business.

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

Further, while we will continue to seek to expand our end market exposure, we anticipate that sales to a limited number of markets will continue to account for a significant percentage of our total revenue for the foreseeable future. Our concentration in a limited number of markets may cause our financial performance to fluctuate significantly from period to period based on the success or failure of products that our SoCs are designed into as well as the overall growth or decline in the video capture markets in which we compete.

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

Managing our manufacturing capacity and supply chain is complex. Our ability to manage our supply chain has been, and could continue to be, adversely affected by a variety of factors including geopolitical conditions such as international trade tensions between the U.S. and China, military conflicts, natural disasters, health crises, and other factors beyond our control. Disruptions in the supply chain for materials used to produce semiconductors or significant increase in demand for semiconductors has, and may in the future, result in a lengthening of the manufacturing lead time for our products and impact the normal forecasting and ordering patterns of our customers. For example, we have experienced supply constraints for certain chips from Samsung Electronics Corporation (Samsung) and we may experience similar issues in the future, which could increase our manufacturing costs and reduce the gross margin of our products. There have been tightening supply conditions in the memory market and to the extent our customers face supply chain issues with respect to other components needed to pair with our products, such as memory components, in order to produce their end products, such customers may delay orders of our products or hold inventory of our products for longer periods of time, which could result in a decline in our revenue, a decline in gross margin, excess inventory or other adverse impact on our business.

Shortages in, or increased costs of, wafers and materials could adversely impact our gross margins and lead to reduced revenues.

Worldwide manufacturing capacity for silicon wafers is relatively inelastic. If the demand for silicon wafers or assembly material exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. Silicon wafers constitute a material portion of our product cost and if we are unable to purchase wafers at favorable prices, our results of operations and financial condition will be adversely affected. Our suppliers may pass increases in the price of engineered materials, raw materials and commodity costs onto us, which could reduce our gross margin. The semiconductor industry is currently experiencing a tightening of manufacturing capacity, which may result in a lengthening of the manufacturing lead time for our products and could potentially negatively impact our revenue. We have also experienced, during times of supply chain capacity shortages, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves and lead to us and our customers having excess inventory.

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

We operate a warehouse facility in Hong Kong through which the substantial majority of our finished SoCs are shipped to customers or our logistic partners. Hong Kong has experienced, and continues to experience, political unrest and social strife. The Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce, or Commerce, imposes on Hong Kong the same stringent export and reexport controls applicable to China, including licensing requirements such as those applicable to certain SoCs and semiconductor end-uses. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could affect deliveries of our SoCs to our customers or logistic partners, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory, or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results. In addition, we could be forced to relocate our warehouse operations, either temporarily or permanently, to another potentially costlier location (or a location resulting in higher tax costs) or find alternative potentially costlier methods of shipping our finished SoCs to customers and logistic partners.

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2026, the customer representing 10% or more of our revenue was WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, accounted for approximately 70% of total revenue. For the three months ended April 30, 2026, the customer representing 10% or more of our revenue was WT, which accounted for approximately 61% of total revenue. In addition, we believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 67% of our total revenue in fiscal year 2026 and accounted for approximately 67% of our total revenue for the three months ended April 30, 2026. Our largest end customer in fiscal year 2027 to date was Arashi Vision Inc. dba Insta360, or Arashi, for which we indirectly supply SoCs through WT to multiple ODMs that build products on behalf of Arashi. We believe that our operating results in the near term will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely lead to unanticipated revenue shortfalls and excess inventory and otherwise harm our financial condition and results of operations. Furthermore, any credit issues from WT could impair its ability to make timely payment to us. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

The global semiconductor market in general, and the computer vision and video/image processing markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of competitive factors, including our solutions’ performance, features, energy efficiency, size, ease with which our solution may be integrated into our customers’ products, customer support, reliability and price, as well as on the basis of our reputation. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets and as existing competitors improve or expand their product offerings. We also expect that the trend among large OEMs to seek to develop their own semiconductor solutions will continue and expand, particularly in camera markets experiencing consolidation, such as the IP security market. In addition, in our newer markets, such as the OEM automotive and robotics markets, we will face competition from larger competitors with greater resources, longer histories in these markets and established relationships with OEMs and ODMs. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. So a design loss to a competitor will likely preclude any opportunity for future revenue from such customer’s product. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could harm our business, revenue and operating results.

Our competitors range from large, international companies with greater resources offering a wide range of semiconductor products to smaller, nimble companies specializing in narrow markets. In the IoT market, our primary competitors include HiSilicon Technologies Co., Ltd., or HiSilicon, which is owned by Huawei Technologies Co., Novatek Microelectronics Corp., or Novatek, NVIDIA Corporation, or NVIDIA, Qualcomm Incorporated, or Qualcomm, and SigmaStar Technology Corp. In the automotive camera market, we primarily compete against Horizon Robotics Inc., Mobileye, a subsidiary of Intel Corporation, Novatek, NVIDIA, Qualcomm, Renesas Electronics Corporation, and Texas Instruments. Certain of our customers and suppliers also have divisions that produce products competitive with ours and other customers may seek to vertically integrate competitive solutions in the future. In addition, certain third-party developers of technology competitive to our solutions have licensed their technology, including image signal processing and computer vision IP, which potentially enables a greater number of competitors to offer competitive solutions.

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

Security breaches and incidents, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it difficult to defend against or implement preventive measures, and we may face difficulties or delays in identifying and otherwise responding to any security breach or incident. The prevalence and use of new AI tools, both externally by third parties and internally by our employees, exacerbates these risks. Moreover, remote work by our personnel and remote access to our systems increase our cybersecurity risk profile. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and any actual or perceived security breach or incident may require us to incur significant costs in notifying relevant persons and entities and may otherwise increase our costs and require us to expend substantial resources. Our policies and security measures cannot guarantee security, and our information technology (IT) infrastructure, including our networks and systems, may be vulnerable to security breaches and incidents, cyber-attacks, or fraud. Third parties have attempted, and will likely continue to attempt, to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. Hackers or others may be able to penetrate our security controls, misappropriate or compromise our confidential information or that of third parties, deploy viruses, worms, ransomware or other malicious code, or cause damage or disruptions to our IT infrastructure. For portions of our IT infrastructure, we rely on offerings provided by third parties. These third-party offerings relate to, among other things, human resources, electronic communication services and some finance functions, and we are dependent on these third parties' security systems. These third parties are subject to similar, and in certain cases greater, security threats than we face. These third parties may also experience breaches, incidents, and attacks compromising or otherwise impacting their offerings, and their offerings may contain security vulnerabilities or malicious code, or otherwise detrimentally impact our systems. Any unauthorized access to, or other security breaches or incidents impacting, the systems of our service providers, or any computer viruses, ransomware or other malicious code in their data or software, could expose us to risks of unauthorized access to our IT infrastructure and loss, misappropriation, unavailability and other unauthorized processing of information. Security breaches and incidents may also result from non-technical means, such as employee or contractor malfeasance or negligence. Any security breach or incident or theft, misuse, loss, unavailability or other unauthorized processing of information, or the perception that any of these matters has occurred, could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, regulatory investigations and other proceedings, litigation and possible penalties, damages, and other liabilities, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We may also encounter or be subject to bugs, errors, or hacking or other events resulting in system interruptions or other disruptions, corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions and could impact our internal control compliance efforts. Due to conflicts and geopolitical events, we and many third parties we work with are vulnerable to a heightened risk of cybersecurity attacks, and other means of causing security breaches and incidents from nation-state and affiliated actors. Further, the use of AI technologies may result in security breaches and incidents and our use of AI technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks and may increase the intensity or effectiveness of such attacks or otherwise create heightened cybersecurity risks.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was approximately $238.5 million, $226.1 million and $215.1 million in fiscal years 2026, 2025 and 2024, respectively. For the three months ended April 30, 2026, our research and development expense was approximately $58.1 million. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative AI inference SoCs with increasing levels of functionality. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 4 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes. This added cost could prevent us from being able to achieve or maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue. In addition, the U.S. government recently introduced regulations that require notification of, or prohibit certain transactions with entities in China or with linkages to China, which could apply to certain intracompany activities between a U.S. based corporation and its China subsidiaries that support research and development activities, which could limit our ability to carry out certain research and development activities in China.

We rely on highly skilled personnel and, if we are unable to hire, retain or motivate key personnel, we may not be able to grow effectively, which could harm our business.

We believe our performance depends in large part on the talents and efforts of our senior management and other highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our industry is characterized by high demand and intense competition for talent, particularly for engineering personnel. The pool of qualified candidates is limited, particularly in Silicon Valley and parts of Asia for very-large-scale integration, or VLSI, and AI engineers, and certain of our competitors and potential competitors with greater resources have directly targeted our employees. In addition, we also face competition in hiring artificial intelligence engineers, including from companies with which we do not directly compete. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing senior executives and employees. Our continued ability to compete effectively, and to grow our business, depends on our ability to attract new employees, including VLSI and AI engineers, and to retain and motivate our existing senior executives and employees.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our future revenues and collection of accounts receivable. For the fiscal year ended January 31, 2026, the customer representing 10% or more of revenue was WT, which accounted for approximately 70% of total revenue. For the three months ended April 30, 2026, the customer representing 10% or more of revenue was WT, which accounted for approximately 61% of total revenue. As of April 30, 2026 and January 31, 2026, accounts receivable with WT was approximately $18.7 million and $24.6 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results and cash flows would be negatively impacted.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Cyclical downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, which could harm our business and operating results. We are dependent on the availability of third-party foundry and assembly capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. The semiconductor industry recently experienced significant shortages of capacity, which resulted in a lengthening of the manufacturing lead time for our products. Such capacity shortages could negatively impact our ability to meet our customers’ demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. We have also experienced, during times of supply chain capacity shortage, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves. The semiconductor industry is facing shortages of capacity for certain components used by our customers and certain semiconductor assembly processes, which could have an adverse impact on demand for our products, increase our expenses, impact customer relationships and otherwise negatively impact our results of operations. Challenges may recur in future periods with changes in the macro-economic environment, including imposition of higher or additional tariffs by the U.S. Government on imports and new or additional restrictions on exports to foreign locations.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia and we anticipate that this will continue. Sales to customers in Asia accounted for approximately 88%, 85% and 79% of our total revenue in fiscal years 2026, 2025 and 2024, respectively. For the three months ended April 30, 2026, sales to customers in Asia accounted for approximately 84% of total revenue. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of April 30, 2026, we had approximately $163.4 million invested in marketable debt securities. The marketable debt security investments primarily consisted of corporate bonds, asset-backed securities, U.S. government securities and commercial paper. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the pandemics or widespread public health problems, the Eurozone crisis, the U.S. debt ceiling crisis, and imposition of tariffs, which affected various sectors of the financial markets and led to global credit and liquidity issues. We regularly maintain cash balances that are not insured or are in excess of the Federal Deposit Insurance Corporation’s (FDIC) insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

Risks Related to Our Dependence on Third Parties

We outsource our wafer fabrication, assembly and testing operations to third parties, and if these parties fail to produce and deliver our products according to requested demands in specification, quantity, cost and time, our reputation, customer relationships and operating results could suffer.

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, assembly and testing. Currently, the majority of our SoCs are supplied by Samsung in facilities located in Austin, Texas and South Korea, from whom we have the option to purchase both fully assembled and tested products as well as tested die in wafer form for assembly. Samsung subcontracts the assembly and initial testing of the assembled chips it supplies to us to Signetics Corporation and STATS ChipPAC Ltd. In the case of purchases of tested die from Samsung, we contract the assembly to Advanced Semiconductor Engineering, Inc., or ASE. Final testing of all of our products is handled by Sigurd Corporation or King Yuan Electronics Co., Ltd. under the supervision of our engineers. We depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. Moreover, because each SoC is fabricated in only one manufacturing facility, or single sourced, any disruption to a facility could cause significant delays in the production or shipment of the products produced in that facility that could not be easily offset by having such product(s) produced in another facility. We do not have any long-term supply agreements with any of our manufacturing suppliers. If one or more of these vendors terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, including available capacity constraints, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales and damage our customer relationships. The increasing demand for semiconductor chips for use in AI datacenter applications could cause our supply chain to prioritize their hyperscale customers over our production needs, which could harm our business.

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

Our foundry and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other companies that are larger and better financed than we are or that have long-term agreements with our foundry or assembly and test vendors may cause our foundry or assembly and test vendors to reallocate capacity to them, decreasing the capacity available to us. In addition, the current high demand for semiconductor chips for use in AI datacenter applications could cause our supply chain to prioritize their hyperscale customers over our production needs, which could harm our business. Converting or transferring manufacturing from a primary location or supplier to a backup provider could be expensive and would likely take at least two or more quarters. There are only a few foundries, including Samsung and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that are currently available for certain advanced process technologies that we utilize or may utilize, such as 4 nm or 2 nm. Accordingly, as we continue to develop solutions in advanced process nodes, we will be increasingly dependent upon such foundries. The unavailability of one or both of these foundries could significantly impact our ability to produce our new products or delay production, which would negatively impact our business.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 70%, 63% and 53% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2026, 2025 and 2024, respectively, and approximately 61% of our revenue was derived from sales through WT for the three months ended April 30, 2026. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2029, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

General trade tensions between the United States and China have escalated, which has, in our view, created and will perpetuate an uncertain business environment. Tariffs on Chinese-origin products increased and may do so further. The specific duty rates have fluctuated, with the United States imposing, revoking, and postponing various tariffs. Similarly, China has taken measures in response, including increased tariffs on U.S. products and the imposition of new export controls on rare earth metals, critical minerals, and other items. Further U.S. government investigations are currently underway that may result in new tariffs on certain products, including semiconductors, computers, and other products derivative of critical minerals. We are closely monitoring U.S. tariff policies, and retaliatory tariffs and actions from U.S. trading partners, which could have an adverse impact on our business and financial results. The full impact of these tariff measures on our business is uncertain.

Additionally, in 2022, the U.S. government announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, advanced computing, supercomputing, and artificial intelligence to China, including Hong Kong and Macau, without an export license. In many cases, these licenses are subject to a policy of denial and will not be issued. These controls have continued to expand both in scope and to include additional countries. While our current products are not restricted by these controls, such controls could impact our ability to export products to China in the future. It also is possible that the Chinese government will retaliate in ways that could impact our business. End-user and end-use restrictions continue to evolve and may change what we can provide to certain entities both in China and other countries.

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

We have significant business operations in Taiwan, including 374 employees as of April 30, 2026, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

Our ability to sell our products to several Chinese customers has been restricted.

Several of our Chinese customers have been added to the BIS Entity List, which imposes limitations on the supply of U.S. controlled items to the listed entities. These customers have sought to, and may continue to seek to, obtain similar or substitute products from our competitors that are not subject to these limitations or to develop similar or substitute products themselves. We also cannot be certain what additional actions the U.S. government may take with respect to any of our China customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our China customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our China customers may take actions to reduce dependence on the supply of components subject to U.S. trade regulations, including our SoC solutions, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions, any of which could have a long-term adverse effect on our business, operating results and financial condition.

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

Further, the One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025, and made a number of changes to existing tax law. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies could interpret or issue guidance on how provisions of the OBBBA will be applied or otherwise administered, which can adversely affect our future income tax obligations and effective tax rates.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a PFIC for our 2027 fiscal year. However, a separate determination must be made at the close of each taxable year as to whether we are a PFIC for that taxable year, and we cannot assure you that we will not be a PFIC for our 2028 fiscal year or any future taxable year. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares, which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year.

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
•
repurchases of our ordinary shares under our share repurchase program or failure to meet any expectations relating to our share repurchase program;
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

We have adopted a share repurchase program to repurchase our ordinary shares; however, any future decisions to reduce or discontinue repurchasing our ordinary shares pursuant to such share repurchase program could cause the market price of our ordinary shares to decline.

Although our Board of Directors has authorized a share repurchase program, any determination to execute share repurchases will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, market and business conditions, share price, acquisition opportunities and other factors, as well as our Board of Director’s continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase programs. Our share repurchase program does not oblige us to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. If we fail to meet any expectations related to share repurchases, the market price of our ordinary shares could decline. Additionally, price volatility of our ordinary shares over a given period may cause the average price at which we repurchase our ordinary shares to exceed the share’s market price at a given point in time. We may further increase or decrease the amount of repurchases of our ordinary shares in the future. Any reduction or discontinuance by us of repurchases of our ordinary shares pursuant to our current share repurchase program could cause the market price of our ordinary shares to decline.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the three months ended April 30, 2026:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
			Purchased as	Yet Be Purchased
			Part of Publicly	Under the Plans
	Total Number	Average Price	Announced	or Programs
	of Shares	Paid Per Share	Plans or	(in millions)
Period	Purchased (i)	(ii)	Programs (i)	(i)
February 1, 2026 to February 28, 2026	—	$—	—	$48.0
March 1, 2026 to March 31, 2026	47,198	51.06	47,198	45.6
April 1, 2026 to April 30, 2026	600	49.61	600	45.6
Total	47,798	$51.04	47,798	$45.6

(i)
Our current $50.0 million share repurchase program, which we publicly announced on May 29, 2025, expires on June 30, 2026. As of April 30, 2026, we had repurchased an aggregate amount of $4.4 million of our ordinary shares, and we had approximately $45.6 million available to repurchase shares under the program through June 30, 2026. On May 27, 2026, our Board of Directors approved a new $50.0 million share repurchase program commencing July 1, 2026 through June 30, 2027. The new repurchase program replaces the existing program that expires on June 30, 2026. The repurchase programs do not obligate us to acquire any particular amount of ordinary shares, and they may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares.
(ii)
The average price paid per share is calculated by total cash utilized (excluding commission) divided by total shares repurchased during the period.

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our fiscal quarter ending April 30, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1	Amendment No. 8 to Sales Representative Agreement dated February 2, 2026 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
±

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule:

Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBARELLA, INC.

Date: June 2, 2026	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: June 2, 2026	By:	/s/ John A. Young
John A. Young
Chief Financial Officer