Form 10-Q
period 2026-07-31
AMBARELLA INC
filed 2026-09-04
CIK 1280263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

The number of ordinary shares of the Registrant outstanding as of August 31, 2026 was 44,140,971 shares.

AMBARELLA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBARELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of
	July 31,	January 31,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$101,850	$191,019
Marketable debt securities	170,482	121,552
Accounts receivable, net	37,440	39,180
Inventories	76,923	52,246
Restricted cash	442	442
Prepaid expenses and other current assets	6,885	5,836
Total current assets	394,022	410,275
Property and equipment, net	12,061	11,553
Intangible assets, net	56,672	58,046
Operating lease right-of-use assets, net	10,923	12,118
Goodwill	303,625	303,625
Other non-current assets	2,902	2,983
Total assets	$780,205	$798,600
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	26,478	54,029
Accrued and other current liabilities	86,490	97,964
Operating lease liabilities, current	2,229	2,027
Income taxes payable	2,309	1,531
Deferred revenue, current	20,865	22,393
Total current liabilities	138,371	177,944
Operating lease liabilities, non-current	10,413	11,408
Other long-term liabilities	11,105	14,459
Total liabilities	159,889	203,811
Commitments and contingencies (Note 14)
Shareholders' equity:
Preference shares, $0.00045 par value per share, 20,000,000 shares authorized and no shares issued and outstanding at July 31, 2026 and January 31, 2026, respectively	—	—
Ordinary shares, $0.00045 par value per share, 200,000,000 shares authorized; 44,140,961 and 43,305,592 shares issued and outstanding at July 31, 2026 and January 31, 2026, respectively	20	19
Additional paid-in capital	973,864	922,119
Accumulated other comprehensive income (loss)	(864)	573
Accumulated deficit	(352,704)	(327,922)
Total shareholders’ equity	620,316	594,789
Total liabilities and shareholders' equity	$780,205	$798,600

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue	$108,125	$95,511	$208,482	$181,383
Cost of revenue	45,709	39,280	87,477	73,616
Gross profit	62,416	56,231	121,005	107,767
Operating expenses:
Research and development	50,581	59,734	108,721	118,553
Selling, general and administrative	19,978	18,486	39,843	37,061
Total operating expenses	70,559	78,220	148,564	155,614
Loss from operations	(8,143)	(21,989)	(27,559)	(47,847)
Other income, net	1,806	2,247	3,889	4,422
Loss before income taxes	(6,337)	(19,742)	(23,670)	(43,425)
Provision for income taxes	352	253	1,112	898
Net loss	$(6,689)	$(19,995)	$(24,782)	$(44,323)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.15)	$(0.47)	$(0.57)	$(1.05)
Diluted	$(0.15)	$(0.47)	$(0.57)	$(1.05)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders:
Basic	44,005,576	42,546,979	43,805,429	42,383,475
Diluted	44,005,576	42,546,979	43,805,429	42,383,475

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net loss	$(6,689)	$(19,995)	$(24,782)	$(44,323)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	(697)	(267)	(1,437)	292
Other comprehensive income (loss), net of tax	(697)	(267)	(1,437)	292
Comprehensive loss	$(7,386)	$(20,262)	$(26,219)	$(44,031)

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive Income
	Shares	Amount	Capital	(Loss)	Accumulated Deficit	Total
Balance--January 31, 2026	43,305,592	$19	$922,119	$573	$(327,922)	$594,789
Issuance of shares through employee equity plans	517,029	1	7,598	—	—	7,599
Issuance of shares through employee stock purchase plan	86,661	—	3,859	—	—	3,859
Share repurchase	(47,798)	—	(2,441)	—	—	(2,441)
Stock-based compensation expense	—	—	20,845	—	—	20,845
Other comprehensive income (loss) - net of tax	—	—	—	(740)	—	(740)
Net loss	—	—	—	—	(18,093)	(18,093)
Balance--April 30, 2026	43,861,484	20	951,980	(167)	(346,015)	605,818
Issuance of shares through employee equity plans	279,477	—	428	—	—	428
Stock-based compensation expense	—	—	21,456	—	—	21,456
Other comprehensive income (loss) - net of tax	—	—	—	(697)	—	(697)
Net loss	—	—	—	—	(6,689)	(6,689)
Balance--July 31, 2026	44,140,961	$20	$973,864	$(864)	$(352,704)	$620,316

				Accumulated
	Outstanding		Additional	Other
	Ordinary Shares		Paid-in	Comprehensive Income
	Shares	Amount	Capital	(Loss)	Accumulated Deficit	Total
Balance--January 31, 2025	41,963,959	$19	$813,683	$(233)	$(252,057)	$561,412
Issuance of shares through employee equity plans	375,046	—	6,713	—	—	6,713
Issuance of shares through employee stock purchase plan	98,755	—	4,479	—	—	4,479
Share repurchase	(24,152)	—	(1,000)	—	—	(1,000)
Stock-based compensation expense	—	—	24,881	—	—	24,881
Other comprehensive income (loss) - net of tax	—	—	—	559	—	559
Net loss	—	—	—	—	(24,328)	(24,328)
Balance--April 30, 2025	42,413,608	19	848,756	326	(276,385)	572,716
Issuance of shares through employee equity plans	261,103	—	170	—	—	170
Stock-based compensation expense	—	—	23,896	—	—	23,896
Other comprehensive income (loss) - net of tax	—	—	—	(267)	—	(267)
Net loss	—	—	—	—	(19,995)	(19,995)
Balance--July 31, 2025	42,674,711	$19	$872,822	$59	$(296,380)	$576,520

See accompanying notes to condensed consolidated financial statements.

AMBARELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(24,782)	$(44,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,840	13,384
Amortization (accretion) of premium (discount) on marketable debt securities, net	(74)	(128)
Stock-based compensation	44,593	51,318
Deferred income taxes	74	(174)
Other non-cash items, net	(120)	34
Changes in operating assets and liabilities:
Accounts receivable	1,740	(13,129)
Inventories	(24,557)	597
Prepaid expenses and other current assets	(1,018)	541
Other non-current assets	7	(48)
Accounts payable	(26,404)	7,252
Accrued and other current liabilities	(6,250)	1,195
Income taxes payable	778	330
Deferred revenue	(1,520)	5,307
Operating lease liabilities	(1,291)	(1,945)
Other long-term liabilities	98	96
Net cash provided by (used in) operating activities	(25,886)	20,307
Cash flows from investing activities:
Purchase of investments	(73,425)	(34,569)
Sales of investments	12,076	4,647
Maturities of investments	11,181	17,511
Purchase of tangible and intangible assets	(10,779)	(8,688)
Net cash used in investing activities	(60,947)	(21,099)
Cash flows from financing activities:
Share repurchase	(2,441)	(1,000)
Proceeds from exercise of stock options and employee stock purchase plan	5,929	4,893
Long-term financing payment for intangible assets	(5,824)	(4,549)
Net cash used in financing activities	(2,336)	(656)
Net decrease in cash, cash equivalents and restricted cash	(89,169)	(1,448)
Cash, cash equivalents and restricted cash at beginning of period	191,461	144,629
Cash, cash equivalents and restricted cash at end of period	$102,292	$143,181
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$416	$838
Supplemental disclosure of noncash investing activities:
Unpaid liabilities related to tangible and intangible assets purchases	$1,783	$2,227

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

A substantial portion of the Company’s revenue is derived from sales through two of its distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as its non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Hakuto Co., Ltd., or Hakuto, a Japanese distributor. Termination of the relationships with these customers could result in a temporary or permanent loss of revenue. Furthermore, any credit issues from these customers could impair their abilities to make timely payment to the Company. See Note 15 for additional information regarding revenue and credit concentration with these customers.

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

	As of
	July 31, 2026	January 31, 2026	July 31, 2025	January 31, 2025
	(in thousands)
Cash and cash equivalents	$101,850	$191,019	$142,739	$144,622
Restricted cash	442	442	442	7
Total as presented in the condensed consolidated statements of cash flows	$102,292	$191,461	$143,181	$144,629

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new guidance requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt this new guidance in its fiscal period ending January 31, 2028. The Company expects that such adoption will only have an impact on its financial disclosures and does not believe it will have a material impact on its consolidated financial statements.

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

	As of July 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds and fixed deposits	$21,519	$—	$—	$21,519
Commercial paper	13,368	—	—	13,368
Corporate bonds	107,681	29	(587)	107,123
Asset-backed securities	20,710	12	(114)	20,608
U.S. government securities	31,585	5	(208)	31,382
Total cash equivalents and marketable debt securities	$194,863	$46	$(909)	$194,000

	As of January 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds and fixed deposits	$61,000	$—	$—	$61,000
Commercial paper	—	—	—	—
Corporate bonds	63,777	382	(2)	64,157
Asset-backed securities	21,388	79	(25)	21,442
U.S. government securities	35,814	140	(1)	35,953
Total cash equivalents and marketable debt securities	$181,979	$601	$(28)	$182,552

The following table provides the breakdown of unrealized losses as of July 31, 2026 and January 31, 2026, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	As of July 31, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$85,218	$(587)	$—	$—	$85,218	$(587)
Asset-backed securities	15,016	(114)	—	—	15,016	(114)
U.S. government securities	23,411	(208)	—	—	23,411	(208)
Total marketable debt securities at loss position	$123,645	$(909)	$—	$—	$123,645	$(909)

	As of January 31, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate bonds	$2,691	$(2)	$—	$—	$2,691	$(2)
Asset-backed securities	3,582	(25)	—	—	3,582	(25)
U.S. government securities	6,771	(1)	—	—	6,771	(1)
Total marketable debt securities at loss position	$13,044	$(28)	$—	$—	$13,044	$(28)

	As of
	July 31, 2026	January 31, 2026
	(in thousands)
Included in cash equivalents	$23,518	$61,000
Included in marketable debt securities	170,482	121,552
Total cash equivalents and marketable debt securities	$194,000	$182,552

The contractual maturities of the investments at July 31, 2026 and January 31, 2026 were as follows:

	As of
	July 31, 2026	January 31, 2026
	(in thousands)
Due within one year	$60,387	$84,844
Due in 1 - 5 years	131,590	96,685
Due in 5 - 15 years	2,023	1,023
Total cash equivalents and marketable debt securities	$194,000	$182,552

The unrealized gains and losses on the available-for-sale securities were primarily caused by fluctuations in market value and interest rates as a result of the economic environment. The Company estimates the expected losses at an individual security level whenever a security’s fair value is below its amortized cost basis using the discounted cash flow method. The credit-related portion of the loss is recognized in other income, net in the condensed consolidated statements of operations but is limited to the difference between the fair value and the amortized cost basis of the security, adjusted for accrued interest. The non-credit-related portion of the loss is recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The credit-related losses were not material for the three and six months ended July 31, 2026 and 2025, respectively. The accrued interest on available-for-sale securities is included in marketable debt securities in the condensed consolidated balance sheets. As of July 31, 2026 and January 31, 2026, the accrued interest was approximately $1.6 million and $1.0 million, respectively.

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

The following tables present the fair value of the financial instruments measured on a recurring basis as of July 31, 2026 and January 31, 2026, respectively:

	As of July 31, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds and fixed deposits	$21,519	$21,519	$—	$—
Commercial paper	13,368	—	13,368	—
Corporate bonds	107,123	—	107,123	—
Asset-backed securities	20,608	—	20,608	—
U.S. government securities	31,382	—	31,382	—
Total cash equivalents and marketable debt securities	$194,000	$21,519	$172,481	$—

	As of January 31, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds and fixed deposits	$61,000	$61,000	$—	$—
Commercial paper	—	—	—	—
Corporate bonds	64,157	—	64,157	—
Asset-backed securities	21,442	—	21,442	—
U.S. government securities	35,953	—	35,953	—
Total cash equivalents and marketable debt securities	$182,552	$61,000	$121,552	$—

3. Inventories

Inventories at July 31, 2026 and January 31, 2026 consisted of the following:

	As of
	July 31, 2026	January 31, 2026
	(in thousands)
Work-in-progress	$52,846	$35,507
Finished goods	24,077	16,739
Total	$76,923	$52,246

4. Property and Equipment, Net

Depreciation expense was approximately $1.3 million and $1.2 million for the three months ended July 31, 2026 and 2025, respectively, and was approximately $2.5 million and $2.3 million for the six months ended July 31, 2026 and 2025, respectively. Property and equipment at July 31, 2026 and January 31, 2026 consisted of the following:

	As of
	July 31, 2026	January 31, 2026
	(in thousands)
Computer hardware and software	$31,192	$28,960
Tools and equipment	9,385	9,048
Furniture and fixtures	2,504	2,230
Leasehold improvements	2,836	2,560
Construction in progress	695	839
	46,612	43,637
Less: accumulated depreciation and amortization	(34,551)	(32,084)
Total property and equipment, net	$12,061	$11,553

5. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

Intangible assets primarily consist of software licenses as well as developed technology, customer relationships and trade name that were acquired from business combinations.

The Company enters into certain software license agreements with third parties from time-to-time. The software licenses consist of noncancelable on-premise internal-use software and software with alternative use that is to be sold, leased or otherwise marketed as part of a product. The licenses have been capitalized as intangible assets, and the corresponding future payments have been recorded as liabilities at net present value. As of July 31, 2026, software license liabilities of approximately $10.1 million were recorded in accrued and other current liabilities and approximately $9.3 million were recorded in other long-term liabilities in the condensed consolidated balance sheets.

The components of intangible assets as of July 31, 2026 and January 31, 2026 were as follows:

	As of July 31, 2026			As of January 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Software licenses	$58,202	$(15,235)	$42,967	$51,194	$(9,279)	$41,915
Developed technology	21,200	(14,532)	6,668	21,200	(13,018)	8,182
Customer relationships	13,200	(6,967)	6,233	13,200	(6,233)	6,967
Trade name	2,500	(1,696)	804	2,500	(1,518)	982
Total intangible assets, net	$95,102	$(38,430)	$56,672	$88,094	$(30,048)	$58,046

During the six months ended July 31, 2026, there were approximately $7.2 million of software licenses purchased and approximately $0.2 million expired. The amortization expense associated with software licenses was approximately $3.1 million and $3.3 million for the three months ended July 31, 2026 and 2025, respectively, and was approximately $6.2 million and $6.8 million for the six months ended July 31, 2026 and 2025, respectively. The amortization expense associated with acquisition-related intangible assets, including developed technology, customer relationships and trade name, was approximately $1.2 million and $1.2 million for the three months ended July 31, 2026 and 2025, respectively, and was approximately $2.4 million and $2.4 million for the six months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, the Company has not commenced amortization with respect to approximately $14.7 million of software licenses with alternative uses that are to be sold, leased or otherwise marketed as part of products. Once the associated products are available for general release to customers, the Company will commence amortization on a product-by-product basis over the remaining estimated economic life of the products. The expected future amortization expense related to the intangible assets as of July 31, 2026 is as follows:

As of
July 31, 2026
Fiscal Year	(in thousands)
2027 (6 months remaining)	$10,202
2028	15,835
2029	12,688
2030	4,586
2031	4,050
Thereafter	9,311
Total future amortization expenses:	$56,672

Goodwill is tested for impairment at least annually, in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that it may be impaired. There were no goodwill or intangible asset impairments for the three and six months ended July 31, 2026 and 2025, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities at July 31, 2026 and January 31, 2026 consisted of the following:

	As of
	July 31, 2026	January 31, 2026
	(in thousands)
Accrued employee compensation	$21,401	$31,251
Accrued product development costs	49,698	37,233
Software license liabilities, current	10,120	11,439
Development deposit liability	—	13,500
Other accrued liabilities	5,271	4,541
Total accrued and other current liabilities	$86,490	$97,964

The accrued employee compensation primarily consists of accrued payroll and accrued employee benefits, as well as employee stock purchase plan withholding. For the accrued employee compensation as of January 31, 2026, approximately $14.1 million of annual bonus was paid in the first quarter of fiscal year 2027, of which $8.6 million was paid in cash and $5.5 million was settled with fully vested restricted stock units. The timing of new and next-gen SoC development and invoicing from outside foundries usually results in fluctuation of accrued product development costs. The $13.5 million of development deposit liability as of January 31, 2026 represents a cash advance from a customer for funding a development project that is subject to certain refund conditions. On May 12, 2026, the Company terminated the development project with the customer. Pursuant to the terms of the termination agreement, the Company refunded $4.5 million of the deposit to the customer. The remaining $9.0 million of the deposit was recognized as a reduction of research and development expense in the second quarter ended July 31, 2026.

7. Leases

There were no material lease agreements entered into, or modified, during the six months ended July 31, 2026. The operating lease expense was approximately $0.8 million and $0.9 million for the three months ended July 31, 2026 and 2025, respectively, and was approximately $1.7 million and $1.8 million for the six months ended July 31, 2026 and 2025, respectively. The Company's short-term leases and finance leases were not material as of July 31, 2026 and January 31, 2026, respectively.

Supplemental cash flow information related to the operating leases is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Cash paid for operating leases included in operating cash flows	$882	$974	$1,291	$1,945
Operating lease assets obtained in exchange for lease obligations	$—	$66	$—	$66

As of July 31, 2026, the weighted average remaining lease term is 6.88 years, and the weighted average discount rate is 8.19 percent. Future minimum lease payments for the lease liabilities are as follows:

As of
July 31, 2026
Fiscal Year	(in thousands)
2027 (6 months remaining)	$1,707
2028	2,680
2029	1,895
2030	1,951
2031	2,002
Thereafter	6,681
Total future annual minimum lease payments	16,916
Less: interest	(4,274)
Total lease liabilities	$12,642

8. Deferred Revenue

Deferred revenue primarily relates to nonrecurring engineering (NRE) project service agreements that are already invoiced or paid, but for which, related performance obligations are not yet satisfied. It also includes amounts relating to some product shipments, wherein, a portion of a transaction price exceeds the weighted average selling price of products sold to date under tiered-pricing contracts that contain material rights. During the six months ended July 31, 2026 and 2025, the amount recognized as revenue that was included in deferred revenue at the end of the prior fiscal year was approximately $10.7 million and $7.7 million, respectively.

As of July 31, 2026, the amount of transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied, consisting of product purchase orders and NRE project service agreements with an original contract duration of more than one year, was approximately $91.4 million, of which approximately 79% is expected to be recognized within the next 12 months. This does not include consideration in contracts with an original expected contract duration of one year or less, or variable consideration that is constrained.

9. Other Long-Term Liabilities

Other long-term liabilities at July 31, 2026 and January 31, 2026 consisted of the following:

	As of
	July 31, 2026	January 31, 2026
	(in thousands)
Accrued unrecognized tax benefits, including interest	$1,201	$1,105
Deferred tax liabilities	561	560
Software license liabilities, non-current	9,332	12,790
Other long-term liabilities	11	4
Total other long-term liabilities	$11,105	$14,459

10. Capital Stock

Preference shares

There were no preference shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively.

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

As of July 31, 2026 and January 31, 2026, the following ordinary shares were reserved for future issuance under the Company’s equity plans and employee stock purchase plan:

	As of
	July 31, 2026	January 31, 2026
Shares reserved for options, restricted stock and restricted stock units under equity plans	3,015,189	3,811,695
Shares reserved for employee stock purchase plan	4,429,888	3,975,230

Share repurchase program

On May 27, 2026, the Company's Board of Directors authorized a share repurchase program for a total of $50.0 million commencing July 1, 2026 through June 30, 2027. There were no shares repurchased during the three months ended July 31, 2026. As of July 31, 2026, there was $50.0 million available for repurchases under the repurchase program through June 30, 2027. Repurchases may be made from time-to-time through open market purchases, 10b5-1 plans or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of ordinary shares, and it may be suspended at any time at the Company’s discretion. The repurchase program is funded using the Company’s working capital and any repurchased shares are recorded as authorized but unissued shares.

11. Stock-based Compensation

The following table presents the classification of stock-based compensation for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Stock-based compensation:
Cost of revenue	$951	$780	$1,734	$1,731
Research and development	14,007	16,972	27,721	34,557
Selling, general and administrative	7,742	7,436	15,138	15,030
Total stock-based compensation	$22,700	$25,188	$44,593	$51,318

As of July 31, 2026, approximately $2.5 million of stock-based compensation expense was accrued in accrued and other current liabilities in the condensed consolidated balance sheets. Total unrecognized compensation cost of unvested awards at July 31, 2026 was approximately $174.1 million and is expected to be recognized over a weighted-average period of 2.50 years.

The following table sets forth the weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Employee stock purchase plan awards:
Volatility	—	—	66%	54%
Risk-free interest rate	—	—	3.72%	4.29%
Expected term (years)	—	—	0.5	0.5
Dividend yield	—	—	0%	0%

The following table summarizes stock option activities for the period indicated:

	Options Outstanding
					Weighted-
				Total Intrinsic	Average
			Weighted-	Value Of	Remaining	Aggregate
		Weighted-	Average	Options	Contractual	Intrinsic
		Average	Grant-date	Exercised	Term	Value
	Shares	Exercise Price	Fair Value	(in thousands)	(in years)	(in thousands)
Outstanding at January 31, 2026	159,912	$52.48
Exercised	(59,509)	42.79		$1,317
Outstanding at July 31, 2026	100,403	58.23			2.34	$3,015
Exercisable at July 31, 2026	100,403	$58.23			2.34	$3,015

The intrinsic value of options outstanding and exercisable is calculated based on the difference between the fair market value of the Company’s ordinary shares on the reporting date and the exercise price. The closing price of the Company’s ordinary shares on July 31, 2026 was $86.00, as reported by The Nasdaq Global Select Market. The intrinsic value of exercised options is calculated based on the difference between the fair market value of the Company’s ordinary shares on the exercise date and the exercise price.

The following table summarizes restricted stock unit activities for the period indicated:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 31, 2026	2,621,997	$71.46
Granted	1,084,210	67.43
Vested	(736,997)	70.17
Forfeited	(105,365)	68.95
Unvested at July 31, 2026	2,863,845	$70.36

As of July 31, 2026, the aggregate intrinsic value of unvested restricted stock units was $246.3 million.

12. Net Loss Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net loss	$(6,689)	$(19,995)	$(24,782)	$(44,323)
Denominator:
Weighted-average ordinary shares - basic	44,005,576	42,546,979	43,805,429	42,383,475
Weighted-average ordinary shares - diluted	44,005,576	42,546,979	43,805,429	42,383,475
Net loss per ordinary share:
Basic	$(0.15)	$(0.47)	$(0.57)	$(1.05)
Diluted	$(0.15)	$(0.47)	$(0.57)	$(1.05)

The following weighted-average potentially dilutive securities were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Options to purchase ordinary shares	41,927	72,032	41,221	82,416
Restricted stock units	536,392	673,201	977,955	717,380
Employee stock purchase plan	26,607	6,734	19,214	10,027
	604,926	751,967	1,038,390	809,823

13. Income Taxes

The following table provides details of income taxes for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Loss before income taxes	$(6,337)	$(19,742)	$(23,670)	$(43,425)
Provision for income taxes	352	253	1,112	898
Effective tax rate	(5.6)%	(1.3)%	(4.7)%	(2.1)%

The increases in income tax expense for the three and six months ended July 31, 2026, as compared to the same periods in the prior fiscal year, were primarily due to decreases in loss before income taxes in the current fiscal year.

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

The Company regularly assesses the likelihood of adverse outcomes resulting from potential tax examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of July 31, 2026, the gross amount of unrecognized tax benefits was approximately $18.9 million. If the estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense could be required. If events occur, and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary.

14. Commitments and Contingencies

Contract Manufacturer Commitments

The Company’s components and products are procured and built by independent contract manufacturers based on sales forecasts. These forecasts include estimates of future demand, historical trends, analysis of sales and marketing activities, and adjustment of overall market conditions. The Company regularly issues purchase orders to independent contract manufacturers which are cancelable upon agreement between the Company and third-party manufacturers. These manufacturing purchase commitments typically provide the Company with flexibility to cancel, reschedule or adjust requirements based upon business needs but the Company may incur certain costs depending on the production stage of the products. As of July 31, 2026 and January 31, 2026, total manufacturing purchase commitments were approximately $49.0 million and $80.4 million, respectively. On a quarterly basis, the Company also reviews and assesses the need for any expected loss liabilities for products that it does not expect to sell for which it has committed purchases from suppliers and records the liabilities in accrued and other current liabilities in the condensed consolidated balance sheets. There were no material loss liabilities recorded in the condensed consolidated balance sheets from adverse purchase commitments as of July 31, 2026 and January 31, 2026, respectively.

Other Commitments

There have been no material changes to other commitments as compared to the other commitments described in the Company's Annual Report on Form 10-K for the 2026 fiscal year filed with the SEC on March 23, 2026.

Indemnification

The Company, from time to time, in the normal course of business, indemnifies certain vendors with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third-party claims in connection with the Company’s future products. The Company also indemnifies certain customers against third-party claims related to certain intellectual property and product liability matters. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The Company has not made payments under these obligations as of July 31, 2026, and no liabilities have been recorded for these obligations in the condensed consolidated balance sheets as of July 31, 2026 and January 31, 2026, respectively.

Other Matters

From time to time, the Company is subject to commercial disputes, employment issues, intellectual property claims and litigation, in the ordinary course of its business. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is the Company’s belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on its consolidated financial position. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. As of July 31, 2026 and January 31, 2026, there were no accruals for contingent liabilities related to such matters recorded in the condensed consolidated balance sheets.

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

Geographic Revenue

The following table sets forth the Company’s revenue by geographic region based on bill-to location for the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Taiwan	$65,118	$68,137	$126,098	$122,036
Asia Pacific other than Taiwan	25,120	17,789	48,367	34,348
Europe	10,023	4,690	16,331	13,429
North America other than United States	5,763	4,197	13,667	9,342
United States	2,101	698	4,019	2,228
Total revenue	$108,125	$95,511	$208,482	$181,383

Substantially all of the Company’s property and equipment were located in the United States, Taiwan, Europe and Asia Pacific region other than Taiwan. As of July 31, 2026, the net amount of fixed assets located in these regions was approximately $7.0 million, $3.7 million, $1.1 million and $0.3 million, respectively. As of January 31, 2026, the net amount of these fixed assets located in these regions was approximately $6.6 million, $3.6 million, $1.1 million and $0.3 million, respectively.

Additional Segment Information

The following table presents the significant segment expenses included in the condensed consolidated net loss for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Total revenue	$108,125	$95,511	$208,482	$181,383
Less cost and expense:
Product cost	44,001	37,743	84,228	70,371
Employee-related	32,856	32,066	68,117	63,525
Stock-based compensation	22,700	25,188	44,593	51,318
Semiconductor development cost	9,695	7,829	18,412	14,601
Tools & equipment	8,097	7,361	14,480	15,427
Professional services	4,602	3,804	8,290	7,491
Facilities-related	3,061	2,886	5,855	5,548
Other segment items (a)	(8,017)	823	(6,326)	1,779
Interest income	(2,181)	(2,194)	(4,385)	(4,354)
Net loss	$(6,689)	$(19,995)	$(24,782)	$(44,323)

(a) The other segment items include a reduction to research and development expense associated with the release of a deposit liability following a development project termination, amortization of intangible assets acquired from business combinations, non-operating (income) expenses, income tax provision (benefit) and other immaterial items.

Major Customers

For the three and six months ended July 31, 2026, the customers representing 10% or more of revenue were WT and Hakuto, which accounted for approximately 60.2% and 11.0% of total revenue for the three months ended July 31, 2026, respectively, and accounted for approximately 60.5% and 10.1% of total revenue for the six months ended July 31, 2026, respectively. For the three and six months ended July 31, 2025, the customer representing 10% or more of revenue was WT, which accounted for approximately 71.3% and 67.4% of total revenue, respectively. As of July 31, 2026, accounts receivable with WT and Hakuto were approximately $17.2 million and $4.8 million, respectively. Accounts receivable with WT was approximately $24.6 million as of January 31, 2026.

16. Subsequent Events

During the second fiscal quarter ended July 31, 2026, the Company's shareholders approved an increase of 2,750,000 ordinary shares available for issuance under the existing Amended and Restated 2021 Equity Incentive Plan. The shares were registered with the Securities and Exchange Commission (SEC) on August 3, 2026 by filing a Registration Statement in Form S-8 under the United States Securities Act of 1933.

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

Financial Highlights

•
We recorded revenue of $108.1 million and $208.5 million for the three and six months ended July 31, 2026, respectively. This represented increases of 13.2% and 14.9%, respectively, as compared to the same periods in the prior fiscal year. The increases in revenue were primarily attributable to higher product unit shipments from our high priced AI inference processors.
•
We recorded operating losses of $8.1 million and $27.6 million for the three and six months ended July 31, 2026, respectively, as compared to operating losses of $22.0 million and $47.8 million for the three and six months ended July 31, 2025, respectively. The reductions in operating losses were primarily attributable to higher revenue and consequently, higher gross profit, as well as lower operating expenses. The decreases in operating expenses primarily related to a $9.0 million reduction to research and development expense associated with the release of a deposit liability following a development project termination, partially offset by higher engineering-related costs associated with the progress and number of chips in development.
•
We had cash outflows from operating activities of $25.9 million for the six months ended July 31, 2026, as compared to cash inflows of $20.3 million for the six months ended July 31, 2025. The decrease in cash flows from operating activities was mainly driven by higher cash outflows from changes in working capital, primarily due to increased inventory purchases, partially offset by improved operating results.
•
On May 27, 2026, the Company's Board of Directors authorized a share repurchase program for a total of $50.0 million commencing July 1, 2026 through June 30, 2027. There were no shares repurchased during the three months ended July 31, 2026. As of July 31, 2026, there was $50.0 million available for repurchases under the repurchase program through June 30, 2027.

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

Impact of Global Supply Chain Conditions on Our Business. The semiconductor industry has faced significant global supply chain challenges over the past few years. Supply chain issues can impact our business as they relate to both our suppliers and our customers. Recently, there have been tightening supply conditions for memory chip components that our customers use in their end products, which could have an impact on their demand for our products. With constant changes in the macro-economic environment, including potential retaliatory tariffs and restrictions on exports to foreign locations due to the recent imposition of tariffs by the U.S. Government on imports, we anticipate that supply chain challenges may recur in future periods.

Results of Operations

The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Revenue	$108,125	$95,511	$208,482	$181,383
Cost of revenue	45,709	39,280	87,477	73,616
Gross profit	62,416	56,231	121,005	107,767
Operating expenses:
Research and development	50,581	59,734	108,721	118,553
Selling, general and administrative	19,978	18,486	39,843	37,061
Total operating expenses	70,559	78,220	148,564	155,614
Loss from operations	(8,143)	(21,989)	(27,559)	(47,847)
Other income, net	1,806	2,247	3,889	4,422
Loss before income taxes	(6,337)	(19,742)	(23,670)	(43,425)
Provision for income taxes	352	253	1,112	898
Net loss	$(6,689)	$(19,995)	$(24,782)	$(44,323)

The following table sets forth operating results as a percentage of revenue of each line item for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	42	41	42	41
Gross profit	58	59	58	59
Operating expenses:
Research and development	47	63	52	65
Selling, general and administrative	18	19	19	20
Total operating expenses	65	82	71	85
Loss from operations	(7)	(23)	(13)	(26)
Other income, net	2	2	2	2
Loss before income taxes	(5)	(21)	(11)	(24)
Provision for income taxes	1	—	1	—
Net loss	(6)%	(21)%	(12)%	(24)%

Revenue

We derive substantially all of our revenue from the sale of low power AI-based processing and video and image processing SoC solutions to IoT OEMs, IoT ODMs, automotive OEMs or Tier-1 automotive suppliers, either directly or through our distributors. A substantial portion of our revenue from sales was made indirectly through two of our distributors, WT Microelectronics Co., Ltd., formerly Wintech Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and Hakuto Co., Ltd., or Hakuto, a Japanese distributor.

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

We expect that our gross margin may fluctuate from period to period as a result of changes in customer mix, average selling price, product mix, the introduction of new products by us or our competitors and changes in the amount of our inventory reserves. In general, solutions incorporated into more complex configurations, such as those used in high-performance cameras, and in future advanced automotive OEM applications, have had or are expected to have higher prices and higher gross margins, as compared to solutions sold into the lower-performance, more competitive camera applications. As semiconductor products mature and unit volumes sold to customers increase, their average selling prices typically decline. These declines may be paired with improvements in manufacturing yields and lower wafer, packaging and test costs, which offset some of the margin reduction that could result from lower selling prices.

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

Comparison of the Three and Six Months Ended July 31, 2026 and 2025

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$108,125	$95,511	$12,614	13.2%	$208,482	$181,383	$27,099	14.9%

Revenue increased for the three and six months ended July 31, 2026, as compared to the same periods in the prior fiscal year, primarily due to higher product unit shipments from our high priced AI inference processors.

Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Gross margin	57.7%	58.9%	—	(1.2)%	58.0%	59.4%	—	(1.4)%

Gross margin decreased for the three and six months ended July 31, 2026, as compared to the same periods in the prior fiscal year, primarily due to higher manufacturing costs associated with advanced process technologies, partially offset by favorable product mix.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$50,581	$59,734	$(9,153)	(15.3)%	$108,721	$118,553	$(9,832)	(8.3)%

Research and development expense decreased for the three and six months ended July 31, 2026, as compared to the same periods in the prior fiscal year, primarily due to a $9.0 million reduction to research and development expense associated with the release of a deposit liability following a development project termination in the second quarter of fiscal year 2027, as well as approximately $2.8 million and $4.4 million, respectively, of lower personnel-related expenses as a result of a reduction in headcount. The decreases were partially offset by approximately $2.6 million and $3.5 million, respectively, of additional engineering-related expenses associated with the progress and number of chips in development.

Selling, General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Selling, general and administrative	$19,978	$18,486	$1,492	8.1%	$39,843	$37,061	$2,782	7.5%

Selling, general and administrative expense increased for the three and six months ended July 31, 2026, as compared to the same periods in the prior fiscal year, primarily due to approximately $1.8 million and $3.5 million, respectively, of higher marketing and professional service expenses associated with our business activities. The increases were partially offset by approximately $0.3 million and $0.7 million, respectively, of lower facility-related costs.

Other Income, Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Other income, net	$1,806	$2,247	$(441)	(19.6)%	$3,889	$4,422	$(533)	(12.1)%

The decrease in other income, net, for the three and six months ended July 31, 2026, as compared to the same periods in the prior fiscal year, was primarily due to approximately $0.3 million and $0.7 million, respectively, of higher imputed interest expense associated with software license purchases. For the six months ended July 31, 2026, the decreased other income, net, was partially offset by an approximately $0.2 million subsidy received from a foreign government.

Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Provision for income taxes	$352	$253	$99	39.1%	$1,112	$898	$214	23.8%
Effective tax rate	(5.6)%	(1.3)%	—	(4.3)%	(4.7)%	(2.1)%	—	(2.6)%

The quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items arising in the quarter.

The increases in income tax expense for the three and six months ended July 31, 2026, as compared to the same periods in the prior fiscal year, were primarily due to decreases in loss before income taxes in the current fiscal year.

Liquidity and Capital Resources

As of July 31, 2026, we had cash, cash equivalents and marketable debt securities of approximately $272.3 million. We invest in highly-liquid, short-term marketable debt securities and hold these investments as available-for-sale securities. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(25,886)	$20,307
Net cash used in investing activities	(60,947)	(21,099)
Net cash used in financing activities	(2,336)	(656)
Net decrease in cash, cash equivalents and restricted cash	$(89,169)	$(1,448)

Net Cash Provided by (Used in) Operating Activities

The decrease in cash flows from operating activities for the six months ended July 31, 2026, as compared to the same period in the prior fiscal year, was mainly driven by higher cash outflows from changes in working capital, primarily due to increased inventory purchases, partially offset by improved operating results.

Net Cash Used in Investing Activities

Net cash used in investing activities increased for the six months ended July 31, 2026, as compared to the same period in the prior fiscal year, primarily due to approximately $37.8 million of additional funds invested in our security portfolio, and $2.1 million of higher payments for purchases of capital assets and software licenses.

Net Cash Used in Financing Activities

Net cash used in financing activities increased for the six months ended July 31, 2026, as compared to the same period in the prior fiscal year, primarily due to an additional $1.3 million financing payment for the purchase of software licenses and $1.4 million of higher cash payment for the repurchase of our ordinary shares, partially offset by $1.0 million of additional cash received from stock compensation activities.

Share Repurchase Program

On May 27, 2026, our Board of Directors authorized a share repurchase program for a total of $50.0 million commencing July 1, 2026 through June 30, 2027. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information.

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

Contractual Obligations, Commitments and Contingencies

Manufacturing Purchase Obligations

As of July 31, 2026, we had purchase obligations with our independent contract manufacturers of $49.0 million.

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

Off-Balance Sheet Arrangements

As of July 31, 2026, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of July 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Summary of Risk Factors

Our business and our industry are subject to numerous risks and uncertainties, including those described in the following Risk Factors. These risks include, but are not limited to, the following:

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

We derive a significant portion of our revenue from a limited number of ODMs who build products on behalf of a limited number of OEMs and from a limited number of OEMs to whom we ship directly. We anticipate that this customer concentration will continue for the foreseeable future. In fiscal year 2026, the customer representing 10% or more of our revenue was WT Microelectronics Co., Ltd., or WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan, and accounted for approximately 70% of total revenue. For the six months ended July 31, 2026, the customers representing 10% or more of our revenue were WT and Hakuto Co., Ltd., or Hakuto, a Japanese distributor, which accounted for approximately 61% and 10% of total revenue, respectively. In addition, we believe that revenue from our top 10 end customers, either directly or through a distributor or an ODM, accounted for approximately 67% of our total revenue in fiscal year 2026 and accounted for approximately 67% of our total revenue for the six months ended July 31, 2026. Our largest end customer in fiscal year 2027 to date was Arashi Vision Inc. dba Insta360, or Arashi, for which we indirectly supply SoCs through WT to multiple ODMs that build products on behalf of Arashi. We believe that our operating results in the near term will continue to depend on sales to a relatively small number of customers and end customers. In the future, these customers may decide not to purchase our SoC solutions at all, may purchase fewer solutions than they did in the past or may alter their purchasing patterns. The loss of a significant customer, or substantial reduction in purchases by a significant customer, could happen again at any time and without notice, and such loss would likely lead to unanticipated revenue shortfalls and excess inventory and otherwise harm our financial condition and results of operations. Furthermore, any credit issues from WT could impair its ability to make timely payment to us. Moreover, because several of our largest OEM customers have a dominant position in their markets, a loss of a significant customer may not be easily replaced.

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

Security breaches and incidents, computer malware and computer hacking attacks have become more prevalent and sophisticated. These threats are constantly evolving, making it difficult to defend against or implement preventive measures, and we may face difficulties or delays in identifying and otherwise responding to any security breach or incident. The prevalence and use of new AI tools, both externally by third parties and internally by our employees, exacerbates these risks. Moreover, remote work by our personnel and remote access to our systems increase our cybersecurity risk profile. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and any actual or perceived security breach or incident may require us to incur significant costs in notifying relevant persons and entities and may otherwise increase our costs and require us to expend substantial resources. Our policies and security measures cannot guarantee security, and our information technology (IT) infrastructure, including our networks and systems, may be vulnerable to security breaches and incidents, cyber-attacks, or fraud. Third parties have attempted, and will likely continue to attempt, to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. Hackers or others may be able to penetrate our security controls, misappropriate or compromise our confidential information or that of third parties, deploy viruses, worms, ransomware or other malicious code, or cause damage or disruptions to our IT infrastructure. For portions of our IT infrastructure, we rely on offerings provided by third parties. These third-party offerings relate to, among other things, human resources, electronic communication services and some finance functions, and we are dependent on these third parties' security systems. These third parties are subject to similar, and in certain cases greater, security threats than we face. These third parties may also experience breaches, incidents, and attacks compromising or otherwise impacting their offerings, and their offerings may contain security vulnerabilities or malicious code, or otherwise detrimentally impact our systems. Any unauthorized access to, or other security breaches or incidents impacting, the systems of our service providers, or any computer viruses, ransomware or other malicious code in their data or software, could expose us to risks of unauthorized access to our IT infrastructure and loss, misappropriation, unavailability and other unauthorized processing of information. Security breaches and incidents may also result from non-technical means, such as employee or contractor malfeasance or negligence. Any security breach or incident or theft, misuse, loss, unavailability or other unauthorized processing of information, or the perception that any of these matters has occurred, could result in, among other things, damage to our reputation, allegations by our customers that we have not performed our contractual obligations, regulatory investigations and other proceedings, litigation and possible penalties, damages, and other liabilities, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. We may also encounter or be subject to bugs, errors, or hacking or other events resulting in system interruptions or other disruptions, corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions and could impact our internal control compliance efforts. Due to conflicts and geopolitical events, we and many third parties we work with are vulnerable to a heightened risk of cybersecurity attacks, and other means of causing security breaches and incidents from nation-state and affiliated actors. The use of AI technologies may result in security breaches and incidents, and our use of AI technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks and may increase the intensity or effectiveness of such attacks or otherwise create heightened cybersecurity risks.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was approximately $238.5 million, $226.1 million and $215.1 million in fiscal years 2026, 2025 and 2024, respectively. For the six months ended July 31, 2026, our research and development expense was approximately $108.7 million. In general, we expect to increase our research and development expenditures in future periods as compared to prior periods as part of our strategy of focusing on the development of innovative AI inference SoCs with increasing levels of functionality and as we target new markets. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development in the latest process nodes, such as 4 nanometer, or nm, or smaller, costs significantly more than required to develop in larger process nodes. This added cost could prevent us from being able to achieve or maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue. In addition, the U.S. government recently introduced regulations that require notification of, or prohibit certain transactions with entities in China or with linkages to China, which could apply to certain intracompany activities between a U.S. based corporation and its China subsidiaries that support research and development activities, which could limit our ability to carry out certain research and development activities in China.

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

Deterioration of the financial condition of our distributors or customers could adversely impact our future revenues and collection of accounts receivable. For the fiscal year ended January 31, 2026, the customer representing 10% or more of revenue was WT, which accounted for approximately 70% of total revenue. For the six months ended July 31, 2026, the customers representing 10% or more of revenue were WT and Hakuto, which accounted for approximately 61% and 10% of total revenue, respectively. As of July 31, 2026, accounts receivable with WT and Hakuto were approximately $17.2 million and $4.8 million, respectively. We regularly review the collectability and creditworthiness of our distributors and customers to determine an appropriate allowance for credit losses. Based on our review of our distributors and customers, we currently have only immaterial reserves for uncollectible accounts. If our uncollectible accounts, however, were to exceed our current or future allowance for credit losses, our operating results and cash flows would be negatively impacted.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Cyclical downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, which could harm our business and operating results. We are dependent on the availability of third-party foundry and assembly capacity to manufacture and assemble our SoC solutions. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. The semiconductor industry recently experienced significant shortages of capacity, which resulted in a lengthening of the manufacturing lead time for our products. Such capacity shortages could negatively impact our ability to meet our customers’ demand for our products and have an adverse impact on our revenue, results of operations and customer relationships. We have also experienced, during times of supply chain capacity shortage, customers placing orders for our products that exceed their actual demand, which may lead to us manufacturing a surplus of products and could have a negative impact on our results of operations and cash reserves if they cancel their orders. The semiconductor industry is facing shortages of capacity for certain components used by our customers and certain semiconductor assembly processes, which could have an adverse impact on demand for our products, increase our expenses, impact customer relationships and otherwise negatively impact our results of operations. Challenges may recur in future periods with changes in the macro-economic environment, including imposition of higher or additional tariffs by the U.S. Government on imports and new or additional restrictions on exports to foreign locations.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our end customers operate could impair the ability of our end customers to cost-effectively integrate our SoCs into their devices which may materially affect the demand for our solutions and cause these end customers to reduce their orders, which would adversely affect our revenue and business. We may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. A significant portion of our solutions are sold to customers located outside the United States, primarily in Asia and we anticipate that this will continue. Sales to customers in Asia accounted for approximately 88%, 85% and 79% of our total revenue in fiscal years 2026, 2025 and 2024, respectively. For the six months ended July 31, 2026, sales to customers in Asia accounted for approximately 84% of total revenue. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the products designed by these customers and incorporating our SoCs are then sold to consumers globally. In addition, if in the future we sell products or purchase inventory in currencies other than the U.S. dollar, our exposure to foreign currency risk could become more significant.

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

As of July 31, 2026, we had approximately $170.5 million invested in marketable debt securities. The marketable debt security investments primarily consisted of money market funds, corporate bonds, asset-backed securities, U.S. government securities and commercial paper. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the pandemics or widespread public health problems, the Eurozone crisis, the U.S. debt ceiling crisis, and imposition of tariffs, which affected various sectors of the financial markets and led to global credit and liquidity issues. We regularly maintain cash balances that are not insured or are in excess of the Federal Deposit Insurance Corporation’s (FDIC) insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position. To the extent that we increase the amount of our security investments in the future, these risks would be exacerbated.

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

The semiconductor industry is subject to intense competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our solutions, whether by adverse purchase price variances, adverse manufacturing cost variances or supply chain disruptions, will reduce our gross margins and operating profit. We currently do not have long-term supply contracts with most of our primary third-party vendors, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The ability of our foundry vendors to provide us with a product, which is solely sourced at each foundry, is limited by their available capacity, existing obligations and technological capabilities. Foundry capacity may not be available when we need it or at reasonable prices. None of our third-party foundry or assembly and test vendors have provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. We have experienced and may again experience in the future supply constraints at our primary foundry and assembly vendors resulting from industry wide supply chain challenges, which has and could again, negatively impact our revenue.

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

We sell a significant percentage of our solutions through a single distributor, WT, which serves as our non-exclusive sales representative and fulfillment partner in Asia other than Japan. Approximately 70%, 63% and 53% of our revenue was derived from sales through WT for the fiscal years ended January 31, 2026, 2025 and 2024, respectively, and approximately 61% of our revenue was derived from sales through WT for the six months ended July 31, 2026. We anticipate that a significant portion of our revenue will continue to be derived from sales through WT in the foreseeable future. Our current agreement with WT is effective until January 2029, unless it is terminated earlier by either party for any or no reason with 60 days written notice or by failure of the breaching party to cure a material breach within 30 days following written notice of such material breach by the non-breaching party. Our agreement with WT will automatically renew for additional successive 12-month terms unless at least 60 days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. Termination of the relationship with WT, either by us or by WT, could result in a temporary or permanent loss of revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers. Furthermore, WT, or any successor or other distributors we do business with, may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

Because of the importance of software development tools to the development and enhancement of our solutions, our relationships with leaders in the computer-aided design industry, including Cadence Design Systems, Inc., Mentor Graphics Corporation, Imagination Technologies Ltd., and Synopsys, Inc., are critical to us. If these relationships are not successful, we may be unable to develop new products or product enhancements in a timely manner, which could result in a loss of market share, a decrease in revenue or negatively impact our operating results.

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

We have significant business operations in Taiwan, including 380 employees as of July 31, 2026, and many of our third-party manufacturing suppliers are located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table displays information with respect to repurchases of the Company’s ordinary shares during the first quarter of fiscal year 2027. There were no shares repurchased during the three months ended July 31, 2026.

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

(i)
On May 29, 2025, we publicly announced a $50.0 million share repurchase program which expired on June 30, 2026 (the “Prior Program”). The repurchases from the periods in the table above were made under the Prior Program. On May 27, 2026, our Board of Directors approved a new $50.0 million share repurchase program commencing July 1, 2026 through June 30, 2027. The new repurchase program does not obligate us to acquire any particular amount of ordinary shares, and it may be suspended at any time at our discretion. Shares may be repurchased through open market purchases, 10b5-1 plans or privately negotiated transactions. Repurchases are funded using our working capital and any repurchased shares are recorded as authorized but unissued shares. As of July 31, 2026, there was $50.0 million available for repurchases under the new repurchase program through June 30, 2027.
(ii)
The average price paid per share is calculated by total cash utilized (excluding commission) divided by total shares repurchased during the period.

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our fiscal quarter ended July 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Registrant.

10.1(2)*	Ambarella, Inc. Amended and Restated 2021 Equity Incentive Plan.

10.2	Amendment No. 9 to Sales Representative Agreement dated May 15, 2026 by and between Ambarella, Inc. and WT Microelectronics Co., Ltd.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, has been formatted in Inline XBRL and included in Exhibit 101.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-174838) Amendment No. 3 as filed with the Securities and Exchange Commission on September 12, 2012.
(2)	Incorporated by reference on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2026.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

AMBARELLA, INC.

Date: September 4, 2026	By:	/s/ Feng-Ming Wang
Feng-Ming Wang
President and Chief Executive Officer

Date: September 4, 2026	By:	/s/ John A. Young
John A. Young
Chief Financial Officer